Form 10-Q
period 2015-06-30
KEMPHARM, INC
filed 2015-08-14
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of August 12, 2015:  14,228,401

INDEX

KEMPHARM, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(In Thousands, Except Share and Par Value Amounts)

	As of June 30,	As of December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,223	$10,255
Prepaid expenses and other current assets	607	23
Total current assets	64,830	10,278
Debt issuance costs, net	1,301	1,468
Property and equipment, net	352	352
Other long-term assets	56	1,616
Total assets	$66,539	$13,714

Liabilities, redeemable convertible preferred stock, and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$4,878	$3,903
Current portion of capital lease obligation	32	32
Total current liabilities	4,910	3,935
Convertible notes, net of discount	7,550	7,235
Term notes, net of discount	11,326	10,853
Derivative and warrant liability	39,279	15,966
Capital lease obligation, net of current portion	11	26
Total liabilities	63,076	38,015

Commitments and contingencies (Note D)

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.0001 par value; no shares issued, authorized or outstanding as of June 30, 2015 (unaudited); 9,705,000 authorized, 9,704,215 shares issued and outstanding as of December 31, 2014	—	3,343
Series B redeemable convertible preferred stock, $0.0001 par value; no shares issued, authorized or outstanding as of June 30, 2015 (unaudited); 6,220,000 shares authorized, 6,220,000 shares issued and outstanding as of December 31, 2014	—	3,313
Series C redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued or outstanding as of June 30, 2015 (unaudited); 18,558,000 shares authorized, 18,557,408 shares issued and outstanding as of December 31, 2014	—	11,892
Series D redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued or outstanding as of June 30, 2015 (unaudited); 75,000,000 shares authorized and 7,255,425 shares issued and outstanding as of December 31, 2014	—	5,659
Series D-1 redeemable convertible preferred stock, $0.0001 par value, no shares authorized, issued or outstanding as of June 30, 2015 (unaudited) and December 31, 2014, respectively	—	—
Total redeemable convertible preferred stock	—	24,207

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 14,228,401 shares issued and outstanding as of June 30, 2015 (unaudited); $0.0001 par value, 140,000,000 shares authorized, 2,381,041 shares issued and outstanding as of December 31, 2014	3	2
Additional paid-in capital	89,337	1,650
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2015 (unaudited) or December, 31, 2014, respectively	—	—
Accumulated deficit	(85,877)	(50,160)
Total stockholders' deficit	3,463	(48,508)
Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	$66,539	$13,714

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	2,768	1,715	4,887	2,752
General and administrative	3,188	1,330	4,165	1,864
Total operating expenses	5,956	3,045	9,052	4,616
Loss from operations	(5,956)	(3,045)	(9,052)	(4,616)
Other income (expenses):
Gain on extinguishment of debt	—	1,900	—	1,900
Amortization of debt discount	(477)	(159)	(954)	(159)
Interest expense	(649)	(704)	(1,280)	(800)
Fair value adjustment	(22,661)	(1,570)	(24,423)	(1,812)
Total other expenses	(23,787)	(533)	(26,657)	(871)
Loss before income taxes	(29,743)	(3,578)	(35,709)	(5,487)
Income tax (expense) benefit	—	6	(7)	11
Net loss	$(29,743)	$(3,572)	$(35,716)	$(5,476)

Net loss per share:
Basic and diluted	$(2.45)	$(1.50)	$(4.91)	$(2.30)

Weighted average common shares outstanding:
Basic and diluted	12,157,514	2,381,041	7,272,326	2,381,041

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(35,716)	$(5,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	—	(1,900)
Stock-based compensation expense	964	117
Non-cash interest expense	1,280	800
Amortization of debt issuance costs and debt discount	954	159
Depreciation and amortization expense	40	38
Fair value adjustment	24,423	1,812
Change in assets and liabilities:
Prepaid expenses and other assets	976	39
Accounts payable and accrued expenses	(2,175)	589
Net cash used in operating activities	(9,254)	(3,822)

Cash flows from investing activities:
Purchases of property and equipment	(40)	(11)
Net cash used in investing activities	(40)	(11)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	59,892	—
Proceeds from issuance of Series D-1 Preferred Stock	4,000	—
Payment of deferred offering costs	(668)	—
Proceeds from issuance of debt	—	25,000
Repayment of line of credit	—	(2)
Payment of stock issuance costs	—	(163)
Repayment of obligations under capital lease	(15)	(16)
Proceeds from exercise of Series D Preferred Stock warrants	2	—
Proceeds from exercise of common stock warrants	51	—
Net cash provided by financing activities	63,262	24,819
Net increase in cash and cash equivalents	53,968	20,986
Cash and equivalents, beginning of period	10,255	1,969
Cash and equivalents, end of period	$64,223	$22,955

Supplemental cash flow information:
Conversion of preferred stock into common stock upon initial public offering	$28,209	$—
Unpaid offering expense charged to equity	1,870	—
Reclassification of 2013 warrants to equity	1,110	—
Conversion of 2013 Convertible Notes into Series D Preferred Stock	—	4,160
Issuance of Deerfield warrant allocated to debt discount	—	7,610
Embedded Deerfield put option allocated to debt discount	—	220
Issuance of Series D Preferred as transaction fee	—	1,500
Deferred offering costs included in accounts payable and accrued expense	—	313
Cash paid for interest	$—	$1

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

This interim information should be read in conjunction with the audited financial statements included in the Company’s prospectus dated April 15, 2015, and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

Reverse Stock Split

In April 2015, the Company effected a 1-for-7.5 reverse stock split of its issued common stock. All applicable share data, per share amounts and related information in the unaudited condensed financial statements and notes thereto have been adjusted retroactively to give effect to the 1-for-7.5 reverse stock split.

Initial Public Offering

In April 2015, the Company completed an initial public offering (“IPO”) of its common stock.  In connection with the initial closing of the IPO, the Company sold an aggregate of 5,090,909 shares of common stock at a price to the public of $11.00 per share.  In May 2015, the underwriters in the IPO exercised their option to purchase additional shares pursuant to which the Company sold an additional 763,636 shares of common stock at a price equal to the public price of $11.00 per share.  In the aggregate, net proceeds from the IPO including net proceeds from the underwriters’ exercise of their option to purchase additional shares, were approximately $59.9 million, after deducting underwriting discounts and commissions of $4.5 million.  In addition, offering expenses totaled approximately $1.8 million.  Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted or reclassified into 5,980,564 shares of common stock and all outstanding warrants to acquire shares of the Company’s redeemable convertible preferred stock became warrants to acquire the Company’s common stock.  In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 250,000,000 shares, designated as common stock, and 10,000,000 shares, designated as preferred stock, each with a par value of $0.0001 per share.

B. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives of property and equipment, the fair value of the Company’s common stock prior to the IPO and assumptions used for purposes of determining stock-based compensation, income taxes, and the fair value of the derivative and warrant liability, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

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

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  On July 9, 2015, the FASB voted to defer the effective date by one year, which will make the guidance effective for the Company’s interim and annual periods beginning January 1, 2018.  The Company is currently evaluating the impact of this guidance on its financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of ASU 2015-03 on its financial statements and disclosures.

C. Debt Obligations

Deerfield Facility Agreement

On June 2, 2014, the Company entered into a $60 million facility agreement (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). The first payment to the Company under the terms of the Deerfield Facility Agreement consisted of a term loan of $15 million (the “Term Notes”) and a senior secured loan of $10 million (the “Deerfield Convertible Notes”). All loans issued under the Deerfield Facility Agreement bear interest at 9.75% per annum. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Notes into shares of the Company’s common stock at an initial conversion price of $5.85 per share.  At its option, the Company may convert the outstanding principal and accrued interest under the Deerfield Convertible Notes into shares of the Company’s common stock at an initial conversion price of $5.85 per share if either of the following occurs prior to June 30, 2016:  (i) the FDA has approved, without requiring the performance of an efficacy study, the NDA for KP201/APAP for the treatment of acute pain; or (ii) the FDA has accepted the NDA for KP201/APAP for review and a qualified initial public offering, as defined in the Deerfield Facility Agreement, has occurred.

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share.  In the event that a Major Transaction occurs, as defined below, Deerfield may require the Company redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Put Option”). A Major Transaction is (i) a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or other similar event; (ii) the sale or transfer in one transaction or a series of related transactions of all or substantially all of the assets of the Company; (iii) a third-party purchase, tender or exchange offer made to the holders of outstanding shares, such that following such purchase, tender or exchange offer a change of control has occurred; (iv) the liquidation, bankruptcy, insolvency, dissolution or winding-up affecting the Company; (v) the shares of the Company’s common stock cease to be listed on any eligible market; and (vi) at any time, the shares of the Company’s common stock cease to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, the Company issued to Deerfield 1,923,077 shares of Series D Preferred as consideration for the loans provided to the Company under the Deerfield Facility Agreement. Upon completion of the IPO, these shares automatically reclassified into 256,410 shares of the Company’s common stock.  The Company recorded the fair value of the shares of Series D Preferred of $1.5 million, to debt issuance costs on the date of issuance. The Company recorded the fair value of the Deerfield Warrant of $7.6 million and the fair value of the embedded Put Option of $220,000 to debt discount on the date of issuance. The debt issuance costs and debt discount are amortized over the term of the related debt and the expense is recorded as interest expense in the statements of operations.

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

As of June 30, 2015, borrowings available to the Company under the Deerfield Facility Agreement were $35 million. Under the terms of the Deerfield Facility Agreement, future tranches to the Company are as follows:

•	The second tranche consists of a $10.0 million term loan that bears interest at 9.75% and a warrant to purchase 1,282,052 shares of the Company’s common stock at an exercise price of $5.85.
•

The third and fourth tranches each consist of a $12.5 million term loan that bears interest at 9.75% and a warrant exercisable for the number of shares equal to 60% of the principal amount of such disbursement divided by 115% of the volume weighted average sales price of the Company’s common stock for the 20 consecutive trading days immediately prior to the date of such disbursement with an exercise price per share equal to such weighted average sales price.

Conversion of 2013 Convertible Notes into Series D Preferred

From June 2013 through October 2013, the Company issued 10.0% unsecured convertible promissory notes (the “2013 Convertible Notes”) for gross proceeds of $3.8 million. The 2013 Convertible Notes accrued interest from the date of issuance through the maturity date, with such interest payable in cash upon maturity.  The 2013 Convertible Notes did not have a stated maturity date and instead matured under various scenarios, such as the sale of substantially all of the assets of the Company, dissolution of the Company, failure to observe covenants, and voluntary or involuntary bankruptcy. In accordance with the terms of the 2013 Convertible Notes, and effected by the written consent of the holders of a majority of the outstanding principal of such notes, on June 2, 2014, the principal amount of the 2013 Convertible Notes of $3.8 million and all accrued interest of $0.3 million converted into 5,332,348 shares of Series D Preferred at $0.78 per share. Upon the conversion of the 2013 Convertible Notes, the embedded conversion feature of the 2013 Convertible Notes and Put Option was marked to fair value and the balance of $1.9 million was recorded as a gain on extinguishment of debt.

Line of Credit

The Company has a $50,000 credit agreement with a financial institution (the “Line of Credit Agreement”). As of June 30, 2015 and December 31, 2014, the Company had $50,000 available under the Line of Credit Agreement, respectively. The Line of Credit Agreement is collateralized by all of the Company’s business assets as well as the personal guarantees of the Company’s officers. The Line of Credit Agreement contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the prime rate plus 1.75% per annum. The Company is required to make interest only payments on any draws under the Line of Credit Agreement. The interest rate under the Line of Credit Agreement was 5% for the three and six months ended June 30, 2015, and June 30, 2014.

D. Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates.

In 2014, a former financial advisor and current warrant holder of the Company filed a request with the Iowa District Court to declare valid a purported right of first refusal to serve as the Company’s exclusive financial advisor for specified strategic transactions and to receive fees for the specified strategic transactions irrespective of whether any such specified transaction occurred during or after the term of the financial advisor’s service agreement. This filing by the former financial advisor was made in response to an action initiated by the Company in 2013 seeking a declaratory judgment finding that such purported right was invalid and unenforceable. A trial date for this matter has been scheduled for September 2015, and the Company is unable to predict the timing or outcome of this litigation as of the date of this report.   However, if it is determined that such purported right of first refusal and right to receive a cash fee related to any such specified strategic transactions are valid, then the Company could be required to pay the counterparty a portion of the consideration or proceeds received in any such specified strategic transaction, including the Deerfield Facility Agreement, the IPO, the sale of the Company’s Series D-1 redeemable convertible preferred stock (“Series D-1 Preferred”) to Cowen KP Investment LLC (“Cowen”), and any future capital raising and other strategic transactions.

E. Redeemable Convertible Preferred Stock and Warrants

Authorized, Issued, and Outstanding Redeemable Convertible Preferred Stock

In April 2015, the Company amended and restated its Certificate of Incorporation to decrease the number of its authorized shares of preferred stock to 10,000,000 shares with a par value of $0.0001 per share.  As described in Note A, in April 2015, the Company completed an IPO of its common stock.  Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted or reclassified into an aggregate of 5,980,564 shares of the Company’s common stock.  As of June 30, 2015, the Company had 10,000,000 shares of authorized preferred stock, and did not have any preferred stock outstanding.

Preferred Stock Activity

The following table summarizes redeemable convertible preferred stock activity for the six months ended June 30, 2015:

	Shares of
	Series A Preferred	Series B Preferred	Series C Preferred	Series D Preferred	Series D-1 Preferred	Total
Balance, December 31, 2014	9,704,215	6,220,000	18,557,408	7,255,425	—	41,737,048
Issuance of Series D-1 Preferred Stock	—	—	—	—	3,200,000	3,200,000
Exercise of Series D Preferred Warrants	—	—	—	3,205	—	3,205
Less: Conversion of Preferred Stock into Common Stock upon IPO	(9,704,215)	(6,220,000)	(18,557,408)	(7,258,630)	(3,200,000)	(44,940,253)
Balance, June 30, 2015	—	—	—	—	—	—

Series D-1 Redeemable Convertible Preferred Stock

In February 2015, the Company entered into a stock purchase agreement with Cowen in which Cowen agreed to purchase and the Company agreed to sell 3,200,000 shares of the Company’s Series D-1 Preferred for $1.25 per share, or an aggregate of $4 million.  Upon completion of the IPO, these shares automatically reclassified into 415,584 shares of the Company’s common stock.

Warrants

As described in Note A, in April 2015, the Company completed an IPO of its common stock.  Upon completion of the IPO, and as of June 30, 2015, warrants to purchase 15,499,324 shares of Series D Preferred were reclassified into warrants to purchase 2,066,543 shares of the Company’s common stock.  At June 30, 2015, the Company did not have any outstanding warrants to purchase the Company’s Series D Preferred.  As of December 31, 2014, the Company had outstanding warrants to purchase 15,502,529 shares of Series D Preferred at an exercise price of $0.78 per share.  During the six months ended June 30, 2015, warrants to purchase 3,205 shares of Series D Preferred were exercised.

During 2013, the Company issued $3.8 million of convertible notes and the warrants (the “2013 Warrants”) to purchase 1,079,453 shares of equity securities in a future financing meeting specified criteria (a “Qualified Financing”) (Note C). The 2013 Warrants allow the holders to purchase shares of the same class and series of equity securities issued in the Qualified Financing for an exercise price equal to the per share price paid by the purchasers of such equity securities in the Qualified Financing. When the Company entered into the Deerfield Facility Agreement, the 2013 Warrants became warrants to purchase 1,079,453 shares of Series D Preferred. Upon completion of the IPO, the 2013 Warrants automatically converted into warrants to purchase 143,466 shares of the Company’s common stock at an exercise price of $5.85 per share.  The 2013 Warrants, if unexercised, expire on the earlier of June 2, 2019, or upon a liquidation event.

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred (Note C). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share.  The Company is amortizing the debt discount to interest expense over the term of the Term Notes and the Deerfield Convertible Notes.

The Company determined that the 2013 Warrants and Deerfield Warrant should be recorded as a liability and stated at fair value at each reporting period upon inception. As stated above, upon completion of the IPO, the 2013 Warrants and the Deerfield Warrant automatically converted into warrants to purchase the Company’s common stock.  The Company determined that the 2013 Warrants should be marked to fair value and reclassified to equity upon closing of the IPO.  The Deerfield Warrant remains classified as a liability and is recorded at fair value at each reporting period since it can be settled in cash.  Changes to the fair value of the warrant liability are recorded through the statements of operations as a fair value adjustment (Note H).

F. Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 14,228,401 and 2,381,041 shares of common stock were issued and outstanding at June 30, 2015, and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, the Company had reserved authorized shares of common stock for future issuance as follows:

	June 30, 2015	December 31, 2014
Conversion of Series A Preferred	—	1,293,838
Conversion of Series B Preferred	—	829,234
Conversion of Series C Preferred	—	2,474,121
Conversion of Series D Preferred	—	967,359
Conversion of Series D-1 Preferred	—	—
Conversion of Deerfield Convertible Notes	1,896,843	1,808,353
Outstanding awards under Incentive Stock Plan	943,304	395,185
Outstanding common stock warrants	2,650,212	595,920
Outstanding Series D Preferred warrants	—	2,066,970
Possible future issuances under Incentive Stock Plan	1,857,498	365,706
Total common shares reserved for future issuance	7,347,857	10,796,686

Common Stock Activity

The following table summarizes common stock activity for the six months ended June 30, 2015:

Shares of Common Stock
Beginning balance at December 31, 2014	2,381,041
Issuance of common stock in connection with initial public offering	5,854,545
Conversion of preferred stock to common stock in connection with initial public offering	5,980,564
Common stock warrants exercised	12,251
Ending balance at June 30, 2015	14,228,401

The Company calculates the fair value of common stock warrants using a Monte Carlo simulation. There were warrants exercised for an aggregate of 12,251 shares of common stock during the six months ended June 30, 2015, and there were no warrants exercised in the six months ended June 30, 2014. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A Preferred, Series B Preferred and Series C Preferred (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded within other expenses in the Statement of Operations.

G. Stock-Based Compensation

The Company has a share-based compensation plan (the “Incentive Stock Plan,” or the “Plan”) that is designed to allow the Company to attract and retain highly qualified employees and directors. In July 2014, the Company’s Incentive Stock Plan was revised to increase the maximum number of shares issuable under the Plan from 666,666 to 800,000. No stock options were exercised during the three and six months ended June 30, 2015 or 2014, respectively.

In November 2014, the Company’ board of directors (the “Board”), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) which became effective in April 2015, at which time the Incentive Stock Plan was terminated.  The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards.  The maximum number of shares of common stock that may be issued under the 2014 Plan is 2,266,666.  In addition, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board.

Stock-based compensation expense recorded under the Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$185	$10	$220	$16
General and administrative	688	82	744	101
	$873	$92	$964	$117

During the three and six months ended June 30, 2015, the Company recognized approximately $0.6 million and $0.7 million, respectively, of stock-based compensation expense related to performance-based awards included in general and administrative expenses and $0.2 million of stock-based compensation expense related to performance-based awards included in research and development expenses during the three and six months ended June 30, 2015.  These awards were in connection with the grant of fully vested stock options exercisable for an aggregate of 134,665 shares of common stock during the first quarter of 2015 and upon completion of the Company’s IPO during the second quarter of 2015.  The Company did not recognize any stock-based compensation expense related to performance-based incentive awards during the three and six months ended June 30, 2014, since the strategic initiatives set for the awards were not achieved or probable of achievement.

H. Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents and accounts payable, approximate their respective fair values due to the short-term nature of such instruments. The carrying amount of the line of credit approximates fair value due to the variable interest rate in that instrument.

The fair value of the Deerfield Convertible Notes and the Term Notes was $39.4 million and $12.9 million, respectively, at June 30, 2015. Both the Deerfield Convertible Notes and the Term Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2015, and December 31, 2014 (in thousands):

	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$7,429	$—	$—	$7,429
2013 Warrant liability	—	—	—	—
Deerfield Warrant liability	30,630			30,630
Embedded Put Option	1,220	—	—	1,220
	$39,279	$—	$—	$39,279

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$2,746	$—	$—	$2,746
2013 Warrant liability	520	—	—	520
Deerfield Warrant liability	12,560	—	—	12,560
Embedded Put Option	140	—	—	140
	$15,966	$—	$—	$15,966

The Company’s Underwriter Warrant liability, Deerfield Warrant liability, and the embedded Put Option on the Deerfield Warrant are measured at fair value on a recurring basis.  The 2013 Warrant liability was recorded at fair value on a recurring basis through the completion of the IPO.  As of June 30, 2015 and December 31, 2014, the Underwriter Warrant liability, the Deerfield Warrant liability and the embedded Put Option are reported on the balance sheet in derivative and warrant liability.  As of December 31, 2014, the 2013 Warrant liability was reported on the balance sheet in derivative and warrant liability.  Upon closing of the IPO in April 2015, the 2013 Warrant liability was marked to fair value and then reclassified to equity.  The Company used a Monte Carlo simulation to value the Underwriter Warrant liability and the embedded Put Option at June 30, 2015 and December 31, 2014.  The Company used a Monte Carlo simulation to value the 2013 Warrant liability as of December 31, 2014, and the closing date of the IPO.  Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity event, a present value discount rate, a risk-free rate of interest and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies.  Changes in the fair value of the Underwriter Warrant liability, the 2013 Warrant liability, the Deerfield Warrant liability and the embedded Put Option are reflected in the statements of operations as a fair value adjustment. A 10% increase in the enterprise value would result in an increase of approximately $1.0 million in the estimated fair value of the Underwriter Warrant liability, an increase of approximately $3.4 million in the estimated fair value of the Deerfield Warrant liability, and no change in the estimated fair value of the embedded Put Option at June 30, 2015.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$17,728	$3,055	$15,966	$2,813
Issuance of Deerfield Warrant	—	7,610	—	7,610
Embedded Put Option	—	220	—	220
Conversion of 2013 Convertible Notes	—	(1,900)	—	(1,900)
Reclassification of 2013 Warrants to equity	(1,110)	—	(1,110)	—
Adjustment to fair value	22,661	1,570	24,423	1,812
Balance at end of period	$39,279	$10,555	$39,27 9	$10,555

I. Net Loss Per Share

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert or reclassified into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during the period. Due to the existence of net losses for the three and six month periods ended June 30, 2015 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding because their effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2015	2014
Redeemable convertible preferred stock:
Series A	—	1,293,838
Series B	—	829,234
Series C	—	2,474,121
Series D	—	967,359
Series D-1	—	—
Total redeemable convertible preferred stock	—	5,564,552
Warrants to purchase common stock	2,650,212	596,103
Deerfield warrant to purchase Series D Preferred Stock	—	1,923,077
Warrants to purchase Series D Preferred Stock	—	143,500
Awards under Incentive Stock Plan	943,304	318,000
2013 Convertible Notes	—	727,186
Deerfield Convertible Notes	1,896,843	1,722,644
Total	5,490,359	10,995,062

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs that we believe will be improved versions of widely prescribed, approved drugs. We employ our Ligand Activated Therapy, or LAT, platform technology to create our prodrugs, which in some cases may be eligible for composition-of-matter patent protection. Our most advanced product candidate is KP201/APAP which consists of KP201, the company’s prodrug of hydrocodone, formulated in combination with acetaminophen, or APAP. We are developing KP201/APAP as an immediate release, or IR, Hydrocodone product candidate for the treatment of acute moderate to moderately severe pain. We intend to submit a new drug application, or NDA, under 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or Section 505(b)(2), for KP201/APAP to the U.S. Food and Drug Administration, or the FDA, in the fourth quarter of 2015. We are also building a pipeline of additional prodrug product candidates that target large market opportunities in pain, attention deficit hyperactivity disorder, or ADHD, and other central nervous system indications. We own worldwide commercial rights for all of our product candidates, including KP201/APAP, except that Shire Pharmaceuticals, LLC, or Shire, has a right of first refusal to acquire, license or commercialize our prodrug of methylphenidate, which we are developing for the treatment of ADHD, KP415.

We are a development stage company and have not generated any revenue. We have incurred losses since our inception and, as of June 30, 2015, had an accumulated deficit of $85.9 million. Our net losses for the six months ended June 30, 2015 and 2014 were $35.7 million and $5.5 million, respectively.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year.

Our commercial revenue, if any, will be derived from sales of prodrug products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or exercise our right to borrow additional tranches under our $60 million facility agreement, dated as of June 2, 2014, or the Deerfield Facility Agreement, with Deerfield Private Design Fund III, LP, or Deerfield, the terms of these securities or this debt may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Period-to-
	2015	2014	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	2,768	1,715	1,053
General and administrative	3,188	1,330	1,858
Total operating expenses	5,956	3,045	2,911
Loss from operations	(5,956)	(3,045)	(2,911)
Other income (expenses):
Gain on extinguishment of debt	—	1,900	(1,900)
Amortization of debt discount	(477)	(159)	(318)
Interest expense	(649)	(704)	55
Fair value adjustment	(22,661)	(1,570)	(21,091)
Total other expenses	(23,787)	(533)	(23,254)
Loss before income taxes	(29,743)	(3,578)	(26,165)
Income tax (expense) benefit	—	6	(6)
Net loss	$(29,743)	$(3,572)	$(26,171)

Research and Development

Research and development expenses increased by $1.1 million, from $1.7 million for the three months ended June 30, 2014 to $2.8 million for the three months ended June 30, 2015. This increase was primarily attributable to a $0.4 million increase in salaries and personnel-related costs due to increased headcount, a $0.4 million increase in contracted third-party research and development spending on KP201/APAP, and a $0.2 million increase in stock-based compensation expense related to the vesting of performance-based awards upon completion of our initial public offering, or IPO, during the three months ended June 30, 2015.

General and Administrative

General and administrative expenses increased by $1.9 million, from $1.3 million for the three months ended June 30, 2014, to $3.2 million for the three months ended June 30, 2015.  This increase was primarily attributable to a $1.0 million increase in salaries and personnel-related costs due to increased headcount, a $0.6 million increase in stock-based compensation expense related to stock option awards upon completion of our IPO, and a $0.3 million increase in accounting expenses, professional fees and legal fees primarily related to our IPO.

Other Expenses

Other expenses increased by $23.3 million, from $0.5 million for the three months ended June 30, 2014, to $23.8 million for the three months ended June 30, 2015.  This change was primarily attributable to a $21.1 million increase in the fair value adjustment related to our derivative and warrant liability, and a $1.9 million decrease in the gain from extinguishment of debt recognized in the second quarter of 2014 and related to the conversion of the 2013 Convertible Notes.

Comparison of the Six Months Ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,		Period-to-
	2015	2014	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,887	2,752	2,135
General and administrative	4,165	1,864	2,301
Total operating expenses	9,052	4,616	4,436
Loss from operations	(9,052)	(4,616)	(4,436)
Other income (expenses):
Gain on extinguishment of debt	—	1,900	(1,900)
Amortization of debt discount	(954)	(159)	(795)
Interest expense	(1,280)	(800)	(480)
Fair value adjustment	(24,423)	(1,812)	(22,611)
Total other expenses	(26,657)	(871)	(25,786)
Loss before income taxes	(35,709)	(5,487)	(30,222)
Income tax (expense) benefit	(7)	11	(18)
Net loss	$(35,716)	$(5,476)	$(30,240)

Research and Development

Research and development expenses increased by $2.1 million, from $2.8 million for the six months ended June 30, 2014, to $4.9 million for the six months ended June 30, 2015. This increase was primarily attributable to a $1.1 million increase in contracted third-party research and development spending on KP201/APAP, a $0.7 million increase in salaries and personnel-related costs due to increased headcount, and a $0.2 million increase in stock-based compensation expense related to the vesting of performance-based awards upon completion of our IPO during the three months ended June 30, 2015.

General and Administrative

General and administrative expenses increased by approximately $2.3 million, from $1.9 million for the six months ended June 30, 2014, to $4.1 million for the six months ended June 30, 2015.  This increase was primarily attributable to a $1.1 million increase in salaries and personnel-related costs due to increased headcount, a $0.6 million increase in stock-based compensation expense related to stock option awards upon completion of our IPO, and a $0.5 million increase in accounting expenses and professional fees.

Other Expenses

Other expenses increased by $25.8 million, from $0.9 million for the six months ended June 30, 2014, to $26.7 million for the six months ended June 30, 2015. This change was primarily attributable to the $22.6 million increase in the fair value adjustment related to our derivative and warrant liability, and a $1.9 million decrease in the gain on extinguishment of debt recognized in the second quarter of 2014 related to the conversion of the 2013 Convertible Notes.  In addition, there was an increase of $0.8 million in the amortization of the debt issuance costs and debt discount related to the Deerfield Facility Agreement during the six months ended June 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2015, we have funded our research and development and operating activities primarily through the issuance of $29.6 million of debt, $27.0 million of private placements of redeemable convertible preferred stock, and the sale of common stock in our initial public offering. As of June 30, 2015, we had cash and cash equivalents of $64.2 million.  We completed the initial closing of our IPO in April 2015 and with a subsequent closing in May 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters’ exercise of their option to purchase additional shares, of approximately $59.9 million, after deducting underwriting discounts and commissions of $4.5 million.  In addition, offering expenses totaling approximately $1.8 million.

We have incurred losses since our inception and, as of June 30, 2015, had an accumulated deficit of $85.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Pursuant to the Deerfield facility, we issued to Deerfield 1,923,077 shares of our Series D redeemable convertible preferred stock as consideration for the loans provided to us thereunder.  Upon closing of our IPO, these shares of Series D redeemable convertible preferred stock reclassified into 256,410 shares of our common stock.

We also issued to Deerfield a warrant to purchase 14,423,076 shares of our Series D redeemable convertible preferred stock at an initial exercise price of $0.78 per share. Upon closing of our IPO, this warrant converted into a warrant exercisable for 1,923,077 shares of our common stock at a price per share of $5.85.  If we exercise our option to borrow the second tranche, then we will issue to Deerfield a warrant to purchase 1,282,052 shares of our common stock at an initial exercise price of $5.85 per share. Similarly, if we borrow the third and fourth tranches, in each instance, we will issue to Deerfield a warrant exercisable for the number of shares equal to 60% of the principal amount of such disbursement divided by 115% of the volume weighted average sales price of our common stock for the 20 consecutive trading days immediately prior to the date of such disbursement with an exercise price per share equal to 115% of such weighted average sales price.

Pursuant to the Deerfield Facility Agreement, we may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, an underwritten public offering of our common stock, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit sharing arrangement, without the prior approval of Deerfield. Additionally, if we were to enter into such a transaction, Deerfield would have the ability to demand that prior to consummation of such transaction we repay all outstanding principal and accrued interest of any notes issued under the Deerfield facility. Under each warrant issued pursuant to the Deerfield Facility Agreement, Deerfield has the right to demand that we redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

The Deerfield Facility Agreement also includes high yield discount obligation protections which go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield Facility Agreement would qualify as an “applicable high yield discount obligation” under the Internal Revenue Code, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification. As of June 30, 2015, the outstanding principal balance under the Deerfield Facility Agreement was $25 million.

Comparison of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(9,254)	$(3,822)
Net cash used in investing activities	(40)	(11)
Net cash provided by financing activities	63,262	24,819
Net increase in cash and cash equivalents	$53,968	$20,986

Operating Activities

For the six months ended June 30, 2015, net cash used in operating activities of $9.3 million consisted of a net loss of $35.7 million, primarily attributable to an increase in fair value adjustments to our warrant and derivative liabilities, offset by $27.7 million in adjustments for non-cash items and $1.6 million of cash used from changes in working capital.  Adjustments for non-cash items primarily consisted of changes in fair value of our derivative and warrant liabilities of $24.4 million, non-cash interest expense of $1.3 million, amortization of debt issuance costs and debt discount of $1.0 million, and stock-based compensation expense of $1.3 million.

For the six months ended June 30, 2014, net cash used in operating activities of $3.8 million consisted of a net loss of $5.5 million, primarily attributable to our spending on research and development, offset by $1.0 million in adjustments for non-cash items and $0.6 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of gain on extinguishment of debt of $1.9 million, changes in fair value of our derivative and warrant liabilities of $1.8 million, non-cash interest expense of $0.8 million, stock-based compensation expense of $0.1 million, and amortization expense of $0.2 million.

Investing Activities

For the six months ended June 30, 2015, net cash used in investing activities was $40,000, which was primarily attributable to the purchase of property and equipment.

For the six months ended June 30, 2014, net cash used in investing activities was $11,000, which was primarily attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities of $63.3 million.  Net cash consisted of (i) $59.9 million in proceeds, net of underwriter’s discounts, from our initial public offering, in which we issued and sold 5,090,909 shares of our common stock at a public offering price of $11.00 per share on April 21, 2015, and subsequently, sold an additional 763,636 shares of our common stock pursuant to the underwriters’ option to purchase additional shares on May 12, 2015, and (ii) proceeds of $4.0 million from the issuance of our Series D-1 convertible redeemable preferred stock, or Series D-1 Preferred, on February 19, 2015, offset by payment of deferred offering costs of $0.7 million.

For the six months ended June 30, 2014, net cash provided by financing activities of $24.8 million consisted of $25.0 million of proceeds from the issuance of the Deerfield facility, offset by payment of debt issuance costs of $0.2 million.

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

Interest Rate Sensitivity

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  As of June 30, 2015, we had cash and cash equivalents of $64.2 million. We currently do not hedge interest rate exposure.  Because of the fixed rate of interest on our outstanding debt, an immediate 10% increase in interest rates would not have a material effect on our results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the company’s principal executive officer and principal financial officer evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on their evaluation of the company’s disclosure controls and procedures, the company’s principal executive officer and principal financial officer, with the participation of the company’s management, have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2015, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently party to a lawsuit against DeWaay Financial Network, L.L.C., or DFN, a financial advisor and one of our warrant holders. We instituted the lawsuit by filing a declaratory judgment action against DFN on September 13, 2013, in the Iowa District Court for Johnson County, Iowa. The lawsuit was subsequently removed to the Iowa District Court for Polk County, Iowa.

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

In the lawsuit, we are seeking a declaratory judgment finding invalid and unenforceable such purported right of first refusal and right to receive a cash fee related to any such strategic transaction. DFN filed an answer requesting that the court declare that such rights are valid and survive termination of the DFN agreement and counterclaims requesting that the court award damages to DFN, including a fee based upon the total consideration that we have received and in the future will receive under the Deerfield Facility Agreement. Two former members of our board of directors joined the lawsuit as intervenors and a trial date for the matter has been scheduled for September 2015. We cannot predict the timing or outcome of this litigation. However, if it is determined that such purported right of first refusal and right to receive a cash fee related to any such strategic transaction are valid, then we could be required to pay DFN a portion of the consideration or proceeds received in any such specified strategic transaction, including the Deerfield Facility Agreement, our IPO, the sale of our Series D-1 Preferred to Cowen KP Investment LLC, or Cowen, and any future capital raising and other strategic transactions.

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

We have incurred losses since our inception and, as of June 30, 2015, had an accumulated deficit of $85.9 million. Our net losses for the six months ended June 30, 2015 and 2014, were $35.7 million and $5.5 million, respectively. We have financed our operations to date with $52.7 million raised in private placements of redeemable convertible preferred stock, convertible promissory notes and term debt and $59.9 in aggregate net proceeds from our initial public offering.

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

Our report from our independent registered public accounting firm for the year ended December 31, 2014, includes an explanatory paragraph stating that our recurring losses from operations and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, and this report was issued prior to completion of our initial public offering, there can be no assurances that we will be successful in these efforts, or that the proceeds from our initial public offering will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for our product candidates. For example, in April 2014, the FDA approved class-wide labeling changes to the indications for use of all approved ER and long-acting opioids so that ER and long-acting opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. It is possible that such changes could reduce the number of prescriptions for opioids written by physicians and negatively impact the potential market for our product candidates. The FDA also held a public meeting in October 2014, on the development and regulation of abuse-deterrent formulations of opioid medications. It is possible that FDA will announce new regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for our product candidates.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, nullity, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us, without payment to us or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to seek patent protection or to license, develop or commercialize current or future product candidates.

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

A third party may hold intellectual property rights, including patent rights, which are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, and we could be forced to accept unfavorable contractual terms. If we are unable to obtain such licenses on commercially reasonable terms, our business could be harmed.

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

Furthermore, recent changes in U.S. patent law under the Leahy-Smith Act allows for post-issuance challenges to U.S. patents, including ex parte re-examinations, inter partes reviews and post-grant reviews. There is significant uncertainty as to how the new laws will be applied. If our U.S. patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably Europe, also have post-grant opposition proceedings that can result in changes in scope or cancellation of patent claims.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees do not use the proprietary information, show-how or know-how of others in their work for us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. For example, in March 2012, we settled litigation regarding similar matters with Shire. We may also in the future be subject to claims that we have caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these potential claims.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and will stay in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Travis C. Mickle, Ph.D., our president and chief executive officer, R. LaDuane Clifton, our chief financial officer, Gordon K. Johnson, our chief business officer, Tracy Woody, our chief commercial officer, Christal M.M. Mickle, our vice president operations and product development, Sven Guenther, Ph.D., our executive vice president research and development, and Christopher M. Lauderback, our vice president commercial operations, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time. Additionally, Mr. Mickle has consulting obligations to Shire Pharmaceuticals, LLC in addition to his duties as our president and chief executive officer, which may limit his availability to us.

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

As of June 30, 2015, we had 19 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In the lawsuit, we are seeking a declaratory judgment finding invalid and unenforceable such purported right of first refusal and right to receive a cash fee related to any such strategic transaction. DFN filed an answer requesting that the court declare that such rights are valid and survive termination of the DFN Agreement and counterclaims requesting that the court award damages to DFN, including a fee based upon the total consideration that we have received and in the future will receive pursuant to the Deerfield facility. A trial date for the matter has been scheduled for September 2015.

If it is finally determined that such purported right of first refusal and right to receive a cash fee related to any such specified strategic transactions are valid, then we could be required to pay to DFN a portion of the consideration or proceeds received in any such specified strategic transaction, including the Deerfield Facility Agreement, our IPO, the sale of our Series D-1 Preferred to Cowen, and any future capital raising and other strategic transactions. Such an outcome would increase our costs in entering into any such transaction and might prevent us from doing so altogether. Further, we cannot predict the timing or outcome of this litigation and irrespective of its outcome, this litigation may cause us to incur substantial costs in related legal fees and divert management’s attention and resources from our business.

A significant portion of our outstanding warrants are entitled to certain anti-dilution protections which, if triggered, may cause substantial dilution to your investment.

As of June 30, 2015, we had outstanding immediately exercisable warrants to purchase 543,142 shares of our common stock at a weighted average exercise price of $5.35 per share that include anti-dilution provisions pursuant to which the exercise price of such warrants will be adjusted downward if we issue any shares of our common stock or any securities convertible into our common stock at a price per share or with an exercise or conversion price less than the exercise price of such warrants. Upon such an event, the exercise price of these warrants will be automatically adjusted to equal the price per share paid for, the conversion price of or the exercise price of such securities, as applicable, and the number of shares of common stock issuable upon exercise of each warrant will be proportionately increased.

Additionally, in June 2014, we issued to Deerfield a warrant to purchase 14,423,076 shares of Series D Preferred at an exercise price of $0.78 per share, which is exercisable until June 2, 2024, or the Deerfield Warrant.  Upon completion of our IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of our common stock at an exercise price of $5.85 per share. Exercise price protection provisions in this warrant will go into effect, pursuant to which the exercise price of the warrant will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the warrant’s exercise price or the closing sale price of our common stock on The NASDAQ Global Market on the last trading date immediately prior to such issuance. Each time we borrow a tranche under the Deerfield facility, we are obligated to issue to Deerfield a warrant with substantially the same terms and conditions.

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

Additionally, we previously issued to Deerfield a secured convertible note, or the Deerfield Note, in the principal amount of $10.0 million. The Deerfield Note bears interest at 9.75% per annum. Deerfield may convert all or any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Note into shares of our common stock at a conversion price of $5.85 per share. According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 1,896,843 shares of our common stock, assuming a conversion date of June 30, 2015. At our option, the Deerfield Note will convert into shares of our common stock upon the occurrence prior to June 30, 2016, of either (i) the FDA’s approval of an NDA for KP201 for the treatment of acute pain without requiring the performance of an efficacy study or (ii) the FDA’s acceptance of an NDA for KP201 for review. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock on The NASDAQ Global Market on the last trading date immediately prior to such issuance.

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

As of August 12, 2015, we had 14,228,401 shares of common stock outstanding. Of these shares, the 5,854,545 shares sold in our initial public offering and 164,388 additional shares are freely tradable (except that common stock sold to our directors or executive officers in our initial public offering pursuant to the directed share program is subject to the 180-day lock-up restrictions described below), and 8,209,468 additional shares of common stock will be available for sale in the public market beginning 180 days after April 16, 2015, following the expiration of lock-up or similar agreements between substantially all of our stockholders and us or the underwriters subject to the volume, manner of sale and other limitations under Rule 144 and Rule 701. The representatives of the underwriters may release stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following list sets forth the issuances of our common stock during the three months ended June 30, 2015.

1.	On April 29, 2015, we issued 854 shares of our common stock pursuant to the exercise of an outstanding warrant at an exercise price of $5.85 per share and for an aggregate purchase price of $4,999.90.
2.	On May 16, 2015, we issued 207 shares of our common stock pursuant to the exercise of an outstanding warrant at an exercise price of $3.90 per share and for an aggregate purchase price of $807.30.

3.	On May 16, 2015, we issued 246 shares of our common stock pursuant to the exercise of an outstanding warrant at an exercise price of $4.65 per share and for an aggregate purchase price of $11,143.90.
4.	On May 16, 2015, we issued 698 shares of our common stock pursuant to the exercise of an outstanding warrant at an exercise price of $5.85 per share and for an aggregate purchase price of $4,083.30.
5.	On June 23, 2015, we issued 85 shares of our common stock pursuant to the exercise of an outstanding warrant at an exercise price of $5.85 per share and for an aggregate purchase price of $497.25.

The offers, sales and issuances of the securities described above were exempt from registration under Section 4(a)(2) of the Securities Act. We reasonably believed the recipients of these shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. We also reasonably believed that these recipients were accredited investors as defined in Rule 501 promulgated under the Securities Act.

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

The net offering proceeds to us were approximately $59.9 million, after deducting underwriting discounts and commissions totaling approximately $4.5 million.  In addition, offering expenses totaled approximately $1.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of the date of this report, we had not used any of those proceeds. There has been no material change in the planned use of proceeds from our initial public as described in our prospectus dated April 15, 2015, and filed with the SEC on April 16, 2015, pursuant to Rule 424(b) of the Securities Act. At June 30, 2015, all expenses incurred in connection with the offering had been paid.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

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

10.1*#	Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of April 1, 2015.

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

10.6*#	Amended and Restated Employment Agreement by and between the Registrant and Gordon K. Johnson, dated as of June 25, 2015.

10.7*#	Amended and Restated Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of June 25, 2015.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

KEMPHARM, INC.

Date: August 14, 2015	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 21, 2015).

3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 21, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.

4.2

Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended, originally filed with the SEC on April 9, 2015).

10.1*#	Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of April 1, 2015.

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

10.6*#	Amended and Restated Employment Agreement by and between the Registrant and Gordon K. Johnson, dated as of June 25, 2015.

10.7*#	Amended and Restated Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of June 25, 2015.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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