Form 10-Q
period 2015-09-30
KEMPHARM, INC
filed 2015-11-13
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of November 11, 2015:  14,448,826

INDEX

KEMPHARM, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(In Thousands, Except Share and Par Value Amounts)

	As of September 30,	As of December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,009	$10,255
Prepaid expenses and other current assets	607	23
Total current assets	59,616	10,278
Debt issuance costs, net	1,215	1,468
Property and equipment, net	386	352
Other long-term assets	199	1,616
Total assets	$61,416	$13,714

Liabilities, redeemable convertible preferred stock, and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$4,031	$3,711
Current portion of convertible notes	1,097	77
Current portion of term notes	1,632	115
Current portion of capital lease obligation	32	32
Total current liabilities	6,792	3,935
Convertible notes, net	7,708	7,235
Term notes, net	11,562	10,853
Derivative and warrant liability	41,097	15,966
Capital lease obligation, net	3	26
Total liabilities	67,162	38,015

Commitments and contingencies (Note D)

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued or outstanding as of September 30, 2015 (unaudited); 9,705,000 authorized, 9,704,215 shares issued and outstanding as of December 31, 2014	—	3,343
Series B redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued or outstanding as of September 30, 2015 (unaudited); 6,220,000 shares authorized, issued and outstanding as of December 31, 2014	—	3,313
Series C redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued or outstanding as of September 30, 2015 (unaudited); 18,558,000 shares authorized, 18,557,408 shares issued and outstanding as of December 31, 2014	—	11,892
Series D redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued or outstanding as of September 30, 2015 (unaudited); 75,000,000 shares authorized, 7,255,425 shares issued and outstanding as of December 31, 2014	—	5,659
Series D-1 redeemable convertible preferred stock, $0.0001 par value, no shares authorized, issued or outstanding as of September 30, 2015 (unaudited) or December 31, 2014, respectively	—	—
Total redeemable convertible preferred stock	—	24,207

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 14,241,562 shares issued and outstanding as of September 30, 2015 (unaudited); $0.0001 par value, 140,000,000 shares authorized, 2,381,041 shares issued and outstanding as of December 31, 2014	3	2
Additional paid-in capital	89,873	1,650
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2015 (unaudited) or December 31, 2014, respectively	—	—
Accumulated deficit	(95,622)	(50,160)
Total stockholders' deficit	(5,746)	(48,508)
Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	$61,416	$13,714

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,328	3,253	9,215	6,006
General and administrative	2,152	1,086	6,317	2,949
Total operating expenses	6,480	4,339	15,532	8,955
Loss from operations	(6,480)	(4,339)	(15,532)	(8,955)
Other income (expenses):
Gain on extinguishment of debt	—	—	—	1,900
Amortization of debt discount	(479)	(477)	(1,434)	(636)
Interest expense	(687)	(173)	(1,973)	(974)
Fair value adjustment	(2,089)	(2,189)	(26,512)	(4,002)
Interest and other income	11	3	17	3
Total other expenses	(3,244)	(2,836)	(29,902)	(3,709)
Loss before income taxes	(9,724)	(7,175)	(45,434)	(12,664)
Income tax (expense) benefit	(20)	38	(27)	49
Net loss	$(9,744)	$(7,137)	$(45,461)	$(12,615)

Net loss per share:
Basic and diluted	$(0.68)	$(3.00)	$(4.71)	$(5.30)

Weighted average common shares outstanding:
Basic and diluted	14,232,133	2,381,041	9,643,231	2,381,041

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(45,461)	$(12,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	—	(1,900)
Stock-based compensation expense	1,456	169
Non-cash interest expense	1,956	972
Amortization of debt issuance costs and debt discount	1,434	636
Depreciation and amortization expense	61	56
Fair value adjustment	26,512	4,002
Change in assets and liabilities:
Prepaid expenses and other assets	(576)	(536)
Accounts payable and accrued expenses	(1,784)	1,316
Current portion of convertible notes	1,020	77
Current portion of term notes	1,517	115
Net cash used in operating activities	(13,865)	(7,708)

Cash flows from investing activities:
Proceeds from sale of asset	—	2
Purchases of property and equipment	(95)	(19)
Net cash used in investing activities	(95)	(17)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	59,892	—
Proceeds from issuance of Series D-1 Preferred Stock	4,000	—
Payment of deferred offering costs	(1,244)	—
Proceeds from issuance of debt	—	25,000
Repayment of line of credit	—	(35)
Payment of debt and stock issuance costs	—	(163)
Repayment of obligations under capital lease	(24)	(24)
Proceeds from exercise of Series D Preferred Stock warrants	2	—
Proceeds from exercise of common stock options and warrants	88	—
Net cash provided by financing activities	62,714	24,778
Net increase in cash and cash equivalents	48,754	17,053
Cash and equivalents, beginning of period	10,255	1,969
Cash and equivalents, end of period	$59,009	$19,022

Supplemental cash flow information:
Cash paid for interest	$—	$1
Conversion of preferred stock into common stock upon initial public offering	28,209	—
Offering expense charged to equity	2,812	—
Reclassification of 2013 warrants to equity	1,110	—
Transfer of warrants to equity upon exercise	281	—
Capitalization of patents	162	—
Conversion of 2013 Convertible Notes into Series D Preferred Stock	—	4,160
Issuance of Deerfield warrant allocated to debt discount	—	7,610
Embedded Deerfield put option allocated to debt discount	—	220
Issuance of Series D Preferred Stock as transaction fee	—	1,500
Deferred offering costs included in accounts payable and accrued expense	—	313

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

Initial Public Offering

In April 2015, the Company completed an initial public offering (“IPO”) of its common stock.  In connection with the initial closing of the IPO, the Company sold an aggregate of 5,090,909 shares of common stock at a price to the public of $11.00 per share.  In May 2015, the underwriters in the IPO exercised their option to purchase additional shares pursuant to which the Company sold an additional 763,636 shares of common stock at a price equal to the public price of $11.00 per share.  In the aggregate, net proceeds from the IPO including net proceeds from the underwriters’ exercise of their option to purchase additional shares, were $59.9 million, after deducting underwriting discounts and commissions of $4.5 million.  In addition, offering expenses totaled $2.8 million.  Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted or reclassified into 5,980,564 shares of common stock and all outstanding warrants to acquire shares of the Company’s redeemable convertible preferred stock became warrants to acquire the Company’s common stock.  In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 250,000,000 shares, designated as common stock, and 10,000,000 shares, designated as preferred stock, each with a par value of $0.0001 per share.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss.

B. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives of property and equipment, the fair value of the Company’s common stock prior to the IPO and assumptions used for purposes of determining stock-based compensation, income taxes, and the fair value of the derivative and warrant liability, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgements about the carrying value of assets and liabilities.

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

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist (“ASU 2013-11”). ASU 2013-11 amends the presentation requirements of Accounting Standards Codification (“ASC”) Topic 740 Income Taxes and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company adopted the new standard effective January 1, 2014.  The adoption of ASU 2013-11 did not have a material impact on the Company’s financial statements as no uncertain tax positions existed as of December 31, 2014 and September 30, 2015.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). This ASU removes all incremental financial reporting requirements for development stage entities, including the removal of ASC Topic 915. The amendments in this ASU eliminate certain disclosure requirements to (1) present inception-to-date information in the statements of operations, cash flows and stockholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The ASU clarifies that disclosures about risks and uncertainties required by ASC Topic 275 also apply to entities that have not commenced planned principal operations.

The Company early adopted ASU 2014-10. The amendments primarily relate to disclosure matters and, therefore, had no impact on the Company’s financial statements, other than the elimination of previously required disclosures including inception-to-date financial information.

Application of New or Revised Accounting Standards—Not Yet Adopted

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period (“ASU 2014-12”). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company currently is evaluating the impact of the adoption of ASU 2014-12 on its financial statements and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, amending revenue guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  In August 2015, the FASB issued ASU No. 2015-14, which makes the guidance effective for the Company’s interim and annual periods beginning January 1, 2018.  The Company is currently evaluating the impact of this guidance on its financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Adoption of this ASU will reduce assets and liabilities by the amount of the debt issuance costs, which are $1.2 million and $1.5 million at September 30, 2015 and December 31, 2014, respectively.

C. Debt Obligations

Deerfield Facility Agreement

On June 2, 2014, the Company entered into a $60 million facility agreement (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). The first payment to the Company under the terms of the Deerfield Facility Agreement consisted of a term loan of $15 million (the “Term Notes”) and a senior secured loan of $10 million (the “Deerfield Convertible Notes”). All loans issued under the Deerfield Facility Agreement bear interest at 9.75% per annum. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Notes into shares of the Company’s common stock at an initial conversion price of $5.85 per share.  At its option, the Company may convert the outstanding principal and accrued interest under the Deerfield Convertible Notes into shares of the Company’s common stock at an initial conversion price of $5.85 per share if either of the following occurs prior to June 30, 2016:  (i) the FDA has approved, without requiring the performance of an efficacy study, a new drug application (“NDA”) for the Company’s product candidate, KP201/APAP, which consists of KP201, the Company’s prodrug of hydrocodone, formulated in combination with acetaminophen (“APAP”) for the treatment of acute pain; or (ii) the FDA has accepted the NDA for KP201/APAP for review and a qualified initial public offering, as defined in the Deerfield Facility Agreement, has occurred.

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

Interest accrued on outstanding debt under the Deerfield Facility Agreement is due quarterly in arrears. Upon notice to Deerfield, the Company may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Facility Agreement, provided that all such interest will be due on July 1, 2016. The Company has elected this option on all five of the scheduled interest payments to date. The accrued interest added to outstanding principal is reflected in the condensed balance sheets as current portion of convertible notes and current portion of term notes.

Deerfield is obligated to provide three additional tranches upon the Company’s request and after the satisfaction of specified conditions, including the FDA’s acceptance of an NDA for KP201/APAP, and, for the final two tranches, the subsequent approval for commercial sale thereof.

As of September 30, 2015, borrowings available to the Company under the Deerfield Facility Agreement were $35 million. Under the terms of the Deerfield Facility Agreement, future tranches to the Company are as follows:

•	The second tranche consists of a $10.0 million term loan that bears interest at 9.75% and a warrant to purchase 1,282,052 shares of the Company’s common stock at an exercise price of $5.85 per share.
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

Line of Credit

The Company has a $50,000 credit agreement with a financial institution (the “Line of Credit Agreement”). As of September 30, 2015 and December 31, 2014, the Company had $50,000 available under the Line of Credit Agreement. The Line of Credit Agreement is collateralized by all of the Company’s business assets as well as the personal guarantees of the Company’s officers. The Line of Credit Agreement contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the prime rate plus 1.75% per annum. The Company is required to make interest only payments on any draws under the Line of Credit Agreement. The interest rate under the Line of Credit Agreement was 5% for the three and nine months ended September 30, 2015, and September 30, 2014.

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

In 2014, a former financial advisor of the Company filed a request with the Iowa District Court to declare valid a purported right of first refusal to serve as the Company’s exclusive financial advisor for specified strategic transactions and to receive fees for the specified strategic transactions irrespective of whether any such specified transaction occurred during or after the term of the financial advisor’s service agreement. This filing by the former financial advisor was made in response to an action initiated by the Company in 2013 seeking a declaratory judgement finding that such purported right was invalid and unenforceable. Two former members of the Company’s board of directors (the “Board”) joined the lawsuit as intervenors based on the former financial advisor’s purported assignment of its rights, or a portion thereof, under the agreement to the intervenors. In September 2015, the court granted summary judgement in favor of the Company with respect to the Company’s declaratory judgement action and the former financial advisor’s counterclaims and the Company separately entered into settlement agreements with each of the intervenors. The settlements reached with the intervenors did not differ from the accrual previously recorded by the Company by a material amount. The former financial advisor subsequently filed a notice of appeal of the court’s ruling with the Supreme Court of Iowa and the appeal is pending. The Company is unable to predict the timing or ultimate outcome of this litigation as of the date of this report.   However, if it is determined that such purported right of first refusal and right to receive a cash fee related to any such specified strategic transactions are valid, then the Company could be required to pay the counterparty a portion of the consideration or proceeds received in any such specified strategic transaction, potentially including the Deerfield Facility Agreement, the IPO, the sale of the Company’s Series D-1 redeemable convertible preferred stock (“Series D-1 Preferred”) to Cowen KP Investment LLC (“Cowen”), and future capital raising and other strategic transactions.

E. Redeemable Convertible Preferred Stock and Warrants

Authorized, Issued, and Outstanding Redeemable Convertible Preferred Stock

In April 2015, the Company amended and restated its Certificate of Incorporation to decrease the number of its authorized shares of preferred stock to 10,000,000 shares with a par value of $0.0001 per share.  As described in Note A, in April 2015, the Company completed an IPO of its common stock.  Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted or reclassified into an aggregate of 5,980,564 shares of the Company’s common stock.  As of September 30, 2015, the Company had 10,000,000 shares of authorized and undesignated preferred stock, and did not have any preferred stock outstanding.

Preferred Stock Activity

The following table summarizes redeemable convertible preferred stock activity for the nine months ended September 30, 2015:

	Shares of
	Series A Preferred	Series B Preferred	Series C Preferred	Series D Preferred	Series D-1 Preferred	Total
Balance, December 31, 2014	9,704,215	6,220,000	18,557,408	7,255,425	—	41,737,048
Issuance of Series D-1 Preferred Stock	—	—	—	—	3,200,000	3,200,000
Exercise of Series D Preferred Warrants	—	—	—	3,205	—	3,205
Less: Conversion of Preferred Stock into Common Stock upon IPO	(9,704,215)	(6,220,000)	(18,557,408)	(7,258,630)	(3,200,000)	(44,940,253)
Balance, September 30, 2015	—	—	—	—	—	—

Series D-1 Redeemable Convertible Preferred Stock

In February 2015, the Company entered into a stock purchase agreement with Cowen in which Cowen agreed to purchase and the Company agreed to sell 3,200,000 shares of the Company’s Series D-1 Preferred for $1.25 per share, or an aggregate of $4 million.  Upon completion of the IPO, these shares automatically converted into 415,584 shares of the Company’s common stock.

Warrants

As described in Note A, in April 2015, the Company completed an IPO of its common stock.  Upon completion of the IPO, and as of September 30, 2015, warrants to purchase 15,499,324 shares of Series D Preferred were reclassified into warrants to purchase 2,066,543 shares of the Company’s common stock. As of December 31, 2014, the Company had outstanding warrants to purchase 15,502,529 shares of Series D Preferred at an exercise price of $0.78 per share.  During the nine months ended September 30, 2015, warrants to purchase 3,205 shares of Series D Preferred were exercised.

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

F. Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 14,241,562 and 2,381,041 shares of common stock were issued and outstanding at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2015	December 31, 2014
Conversion of Series A Preferred	—	1,293,838
Conversion of Series B Preferred	—	829,234
Conversion of Series C Preferred	—	2,474,121
Conversion of Series D Preferred	—	967,359
Conversion of Series D-1 Preferred	—	—
Conversion of Deerfield Convertible Notes	1,943,458	1,808,353
Outstanding awards under equity incentive plans	1,390,438	395,185
Outstanding common stock warrants	2,636,180	595,920
Outstanding Series D Preferred warrants	—	2,066,970
Possible future issuances under equity incentive plans	1,422,498	365,706
Total common shares reserved for future issuance	7,392,574	10,796,686

Common Stock Activity

The following table summarizes common stock activity for the nine months ended September 30, 2015:

Shares of Common Stock
Beginning balance at December 31, 2014	2,381,041
Issuance of common stock in connection with initial public offering	5,854,545
Conversion of preferred stock to common stock in connection with initial public offering	5,980,564
Common stock warrants exercised	24,746
Common stock options exercised	666
Ending balance at September 30, 2015	14,241,562

The Company calculates the fair value of common stock warrants using a Monte Carlo simulation. There were warrants exercised for an aggregate of 24,746 shares of common stock during the nine months ended September 30, 2015, and there were no warrants exercised in the nine months ended September 30, 2014. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A Preferred, Series B Preferred and Series C Preferred (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded within other expenses in the statements of operations.

G. Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board, and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) which became effective in April 2015 and, effective as of such time the Company determined not to make any further grants under the Incentive Stock Plan.  The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards.  The maximum number of shares of common stock that may be issued under the 2014 Plan is 2,266,666.  In addition, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board.

During the three and nine months ended September 30, 2015, stock options to acquire 666 shares of common stock were exercised. No stock options were exercised during the three and nine months ended September 30, 2014.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$83	$21	$308	$37
General and administrative	409	31	1,148	132
	$492	$52	$1,456	$169

During the nine months ended September 30, 2015, the Company recognized $0.7 million of stock-based compensation expense related to performance-based awards included in general and administrative expenses and $0.1 million of stock-based compensation expense related to performance-based awards included in research and development expenses. These awards were in connection with the grant of fully vested stock options exercisable for an aggregate of 134,665 shares of common stock during the first quarter of 2015 and upon completion of the IPO during the second quarter of 2015. During the three months ended September 30, 2015, no stock-based compensation expense related to performance-based awards was included in general and administrative expenses or research and development expenses. The Company did not recognize any stock-based compensation expense related to performance-based incentive awards during the three and nine months ended September 30, 2014, since the strategic initiatives set for the awards were not achieved or probable of achievement.

H. Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents and accounts payable, approximate their respective fair values due to the short-term nature of such instruments. The carrying amount of the line of credit approximates fair value due to the variable interest rate in that instrument.

The fair value of the Deerfield Convertible Notes and the Term Notes was $41.4 million and $13.5 million, respectively, at September 30, 2015. Both the Deerfield Convertible Notes and the Term Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgements to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2015, and December 31, 2014 (in thousands):

	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$7,674	$—	$—	$7,674
Deerfield Warrant liability	32,615			32,615
Embedded Put Option	808	—	—	808
	$41,097	$—	$—	$41,097

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$2,746	$—	$—	$2,746
2013 Warrant liability	520	—	—	520
Deerfield Warrant liability	12,560	—	—	12,560
Embedded Put Option	140	—	—	140
	$15,966	$—	$—	$15,966

The Company’s Underwriter Warrant liability, Deerfield Warrant liability, and the embedded Put Option on the Deerfield Warrant are measured at fair value on a recurring basis.  The 2013 Warrant liability was recorded at fair value on a recurring basis through the completion of the IPO.  As of September 30, 2015 and December 31, 2014, the Underwriter Warrant liability, the Deerfield Warrant liability and the embedded Put Option are reported on the balance sheet in derivative and warrant liability.  As of December 31, 2014, the 2013 Warrant liability was reported on the balance sheet in derivative and warrant liability.  Upon closing of the IPO in April 2015, the 2013 Warrant liability was marked to fair value and then reclassified to equity.  The Company used a Monte Carlo simulation to value the Underwriter Warrant liability and the embedded Put Option at September 30, 2015 and December 31, 2014.  The Company used a Monte Carlo simulation to value the 2013 Warrant liability as of December 31, 2014, and the closing date of the IPO.  Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies.  Changes in the fair value of the Underwriter Warrant liability, the 2013 Warrant liability, the Deerfield Warrant liability and the embedded Put Option are reflected in the statements of operations as a fair value adjustment. A 10% increase in the enterprise value would result in an increase of $1.0 million in the estimated fair value of the Underwriter Warrant liability, an increase of $3.6 million in the estimated fair value of the Deerfield Warrant liability, and no change in the estimated fair value of the embedded Put Option at September 30, 2015.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$39,279	$10,555	$15,966	$2,812
Issuance of Deerfield Warrant	—	—	—	7,610
Embedded Put Option	—	—	—	220
Conversion of 2013 Convertible Notes	—	—	—	(1,900)
Reclassification of 2013 Warrants to equity	—	—	(1,110)	—
Exercise of warrants	(271)	—	(271)	—
Adjustment to fair value	2,089	2,189	26,512	4,002
Balance at end of period	$41,097	$12,744	$41,097	$12,744

I. Net Loss Per Share

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert or reclassified into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during the period. Due to the existence of net losses for the three and nine month periods ended September 30, 2015 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding because their effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2015	2014
Redeemable convertible preferred stock:
Series A	—	1,293,895
Series B	—	829,333
Series C	—	2,474,322
Series D	—	967,390
Series D-1	—	—
Total redeemable convertible preferred stock	—	5,564,940
Warrants to purchase common stock	2,636,180	596,104
Deerfield warrant to purchase Series D Preferred Stock	—	1,923,077
Warrants to purchase Series D Preferred Stock	—	1,823,827
Awards under equity incentive plans	1,390,438	395,200
Deerfield Convertible Notes	1,943,458	1,764,518
Total	5,970,076	12,067,666

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs that we believe will be improved versions of widely prescribed, approved drugs. We employ our Ligand Activated Therapy, or LAT, platform technology to create our prodrugs, which in some cases may be eligible for composition-of-matter patent protection. Our most advanced product candidate is KP201/APAP, which consists of KP201, the company’s prodrug of hydrocodone, formulated in combination with acetaminophen, or APAP. We are developing KP201/APAP as an immediate release, or IR, Hydrocodone product candidate for the treatment of acute moderate to moderately severe pain. We intend to submit a new drug application, or NDA, under 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or Section 505(b)(2), for KP201/APAP to the U.S. Food and Drug Administration, or the FDA, as early as the end of 2015. We are also building a pipeline of additional prodrug product candidates that target large market opportunities in pain, attention deficit hyperactivity disorder, or ADHD, and other central nervous system indications. We own worldwide commercial rights for all of our product candidates, including KP201/APAP, except that Shire Pharmaceuticals, LLC, or Shire, has a right of first refusal to acquire, license or commercialize our prodrug of methylphenidate or KP415, which we are developing for the treatment of ADHD.

We are a development stage company and have not generated any revenue. We have incurred losses since our inception and, as of September 30, 2015, had an accumulated deficit of $95.6 million. Our net losses for the nine months ended September 30, 2015 and 2014 were $45.5 million and $12.6 million, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Period-to-
	2015	2014	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,328	3,253	1,075
General and administrative	2,152	1,086	1,066
Total operating expenses	6,480	4,339	2,141
Loss from operations	(6,480)	(4,339)	(2,141)
Other income (expenses):
Gain on extinguishment of debt	—	—	—
Amortization of debt discount	(479)	(477)	(2)
Interest expense	(687)	(173)	(514)
Fair value adjustment	(2,089)	(2,189)	100
Interest and other income	11	3	8
Total other expenses	(3,244)	(2,836)	(408)
Loss before income taxes	(9,724)	(7,175)	(2,549)
Income tax (expense) benefit	(20)	38	(58)
Net loss	$(9,744)	$(7,137)	$(2,607)

Research and Development

Research and development expenses increased by $1.0 million, from $3.3 million for the three months ended September 30, 2014 to $4.3 million for the three months ended September 30, 2015. This increase was primarily attributable to a $0.3 million increase in salaries and personnel-related costs due to increased headcount, a $0.4 million increase in contracted third-party research and development spending on KP201/APAP, a $0.2 million increase in contracted third-party research and development spending on KP511 and KP415, and a $0.1 million increase in stock-based compensation expense related to the vesting of stock awards during the three months ended September 30, 2015.

General and Administrative

General and administrative expenses increased by $1.1 million, from $1.1 million for the three months ended September 30, 2014, to $2.2 million for the three months ended September 30, 2015.  This increase was primarily attributable to a $0.4 million increase in salaries and personnel-related costs due to increased headcount, a $0.4 million increase in stock-based compensation expense related to the vesting of stock awards, and a $0.3 million increase in accounting expenses, professional fees and legal fees.

Other Expenses

Other expenses increased by $0.4 million, from $2.8 million for the three months ended September 30, 2014, to $3.2 million for the three months ended September 30, 2015.  This change was primarily attributable to a $0.1 million decrease in the fair value adjustment related to our derivative and warrant liability offset by a $0.5 million increase in interest expense related to the Deerfield Facility Agreement during the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,		Period-to-
	2015	2014	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	9,215	6,006	3,209
General and administrative	6,317	2,949	3,368
Total operating expenses	15,532	8,955	6,577
Loss from operations	(15,532)	(8,955)	(6,577)
Other income (expenses):
Gain on extinguishment of debt	—	1,900	(1,900)
Amortization of debt discount	(1,434)	(636)	(798)
Interest expense	(1,973)	(974)	(999)
Fair value adjustment	(26,512)	(4,002)	(22,510)
Interest and other income	17	3	14
Total other expenses	(29,902)	(3,709)	(26,193)
Loss before income taxes	(45,434)	(12,664)	(32,770)
Income tax (expense) benefit	(27)	49	(76)
Net loss	$(45,461)	$(12,615)	$(32,846)

Research and Development

Research and development expenses increased by $3.2 million, from $6.0 million for the nine months ended September 30, 2014, to $9.2 million for the nine months ended September 30, 2015.  This increase was primarily attributable to a $1.1 million increase in contracted third-party research and development spending on KP201/APAP, a $0.8 million increase in contracted third-party research and development spending on KP511 and KP415, a $0.7 million increase in salaries and personnel-related costs due to increased headcount, a $0.3 million increase in miscellaneous research and development costs related to overhead and a $0.3 million increase in stock-based compensation expense related to the vesting of stock awards during the nine months ended September 30, 2015.

General and Administrative

General and administrative expenses increased by $3.4 million, from $2.9 million for the nine months ended September 30, 2014, to $6.3 million for the nine months ended September 30, 2015.  This increase was primarily attributable to a $1.4 million increase in salaries and personnel-related costs due to increased headcount, a $1.1 million increase in stock-based compensation expense related to the vesting of stock awards, and a $0.9 million increase in accounting expenses and professional fees.

Other Expenses

Other expenses increased by $26.2 million, from $3.7 million for the nine months ended September 30, 2014, to $29.9 million for the nine months ended September 30, 2015. This change was primarily attributable to the $22.5 million increase in the fair value adjustment related to our derivative and warrant liability, and a $1.9 million decrease in the gain on extinguishment of debt recognized in the second quarter of 2014 related to the conversion of the 2013 Convertible Notes.  In addition, there was an increase of $0.8 million in the amortization of the debt issuance costs and debt discount and an increase of $1.0 million in interest expense related to the Deerfield Facility Agreement during the nine months ended September 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2015, we have funded our research and development and operating activities primarily through the issuance of $29.6 million of debt, $27.0 million of private placements of redeemable convertible preferred stock, and the sale of common stock in our initial public offering. As of September 30, 2015, we had cash and cash equivalents of $59.0 million.  We completed the initial closing of our IPO in April 2015 and with a subsequent closing in May 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters’ exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million.  In addition, we incurred offering expenses totaling $2.8 million.

We have incurred losses since our inception and, as of September 30, 2015, had an accumulated deficit of $95.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

Pursuant to the Deerfield Facility Agreement, we may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, an underwritten public offering of our common stock, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit sharing arrangement, without the prior approval of Deerfield. Additionally, if we were to enter into a major transaction, including a merger, consolidation, sale of substantially all of our assets or other change of control transaction, Deerfield would have the ability to demand that prior to consummation of such transaction we repay all outstanding principal and accrued interest of any notes issued under the Deerfield facility. Under each warrant issued pursuant to the Deerfield Facility Agreement, Deerfield has the right to demand that we redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

The Deerfield Facility Agreement also includes high yield discount obligation protections which go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield Facility Agreement would qualify as an “applicable high yield discount obligation” under the Internal Revenue Code, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification. As of September 30, 2015, the outstanding principal balance under the Deerfield Facility Agreement was $25 million.

Comparison of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(13,865)	$(7,708)
Net cash used in investing activities	(95)	(17)
Net cash provided by financing activities	62,714	24,778
Net increase in cash and cash equivalents	$48,754	$17,053

Operating Activities

For the nine months ended September 30, 2015, net cash used in operating activities of $13.9 million consisted of a net loss of $45.5 million, primarily attributable to an increase in fair value adjustments to our warrant and derivative liabilities, offset by $31.4 million in adjustments for non-cash items and $0.2 million of cash provided from changes in working capital.  Adjustments for non-cash items primarily consisted of changes in fair value of our derivative and warrant liabilities of $26.5 million, non-cash interest expense of $2.0 million, amortization of debt issuance costs and debt discount of $1.4 million, and stock-based compensation expense of $1.5 million.

For the nine months ended September 30, 2014, net cash used in operating activities of $7.7 million consisted of a net loss of $12.6 million, primarily attributable to our spending on research and development, offset by $3.9 million in adjustments for non-cash items and $1.0 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of gain on extinguishment of debt of $1.9 million, changes in fair value of our derivative and warrant liabilities of $4.0 million, non-cash interest expense of $1.0 million, stock-based compensation expense of $0.2 million, and amortization of debt issuance costs and debt discount of $0.6 million.

Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities was $95,000, which was primarily attributable to the purchase of property and equipment.

For the nine months ended September 30, 2014, net cash used in investing activities was $17,000, which was primarily attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities of $62.7 million.  Net cash consisted of (i) $59.9 million in proceeds, net of underwriter’s discounts, from our initial public offering, in which we issued and sold 5,090,909 shares of our common stock at a public offering price of $11.00 per share on April 21, 2015, and subsequently, sold an additional 763,636 shares of our common stock pursuant to the underwriters’ option to purchase additional shares on May 12, 2015, and (ii) proceeds of $4.0 million from the issuance of our Series D-1 convertible redeemable preferred stock, or Series D-1 Preferred, on February 19, 2015, offset by payment of deferred offering costs of $1.2 million.

For the nine months ended September 30, 2014, net cash provided by financing activities of $24.8 million consisted of $25.0 million of proceeds from the issuance of the Deerfield facility, offset by payment of debt and stock issuance costs of $0.2 million.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next 15 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

•

the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of our product candidates from third-party payers, including government programs and managed care organizations, and competition within the therapeutic class to which our product candidates are assigned;

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

Critical Accounting Policies and Significant Judgements and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgements on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies have not changed materially from those described in our prospectus dated April 15, 2015, filed with the SEC on April 16, 2015, pursuant to Rule 424 promulgated under the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  As of September 30, 2015, we had cash and cash equivalents of $59.0 million. We currently do not hedge interest rate exposure.  Because of the fixed rate of interest on our outstanding debt, an immediate 10% increase in interest rates would not have a material effect on our results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the company’s principal executive officer and principal financial officer evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on their evaluation of the company’s disclosure controls and procedures, the company’s principal executive officer and principal financial officer, with the participation of the company’s management, have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2015, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently party to a lawsuit against DeWaay Financial Network, L.L.C., or DFN, a financial advisor. We instituted the lawsuit by filing a declaratory judgement action against DFN on September 13, 2013, in the Iowa District Court for Johnson County, Iowa. The lawsuit was subsequently transferred to the Iowa District Court for Polk County, Iowa.

On June 6, 2011, we entered into an agreement with DFN, or the DFN agreement, pursuant to which we granted to DFN a purported right of first refusal to serve as our exclusive financial advisor for specified strategic transactions, including a sale of our company, private and public capital raising transactions, and joint ventures, licenses or similar transactions with respect to our product candidates. Pursuant to the DFN Agreement we also granted a purported right to receive, subject to specified conditions including non-exercise of such right of first refusal, a cash fee equal to the greater of $250,000 and 1.5% of the total consideration received by us, our affiliates and our equity owners and related to any such strategic transaction, in each case, irrespective of whether any such strategic transaction occurred during or after the term of the DFN agreement.

In the lawsuit, we are seeking a declaratory judgment finding invalid and unenforceable such purported right of first refusal and right to receive a cash fee related to any such strategic transaction. DFN filed an answer requesting that the court declare that such rights are valid and survive termination of the DFN agreement and counterclaims requesting that the court award damages to DFN, including a fee based upon the total consideration that we have received and in the future will receive under the Deerfield Facility Agreement. Two former members of our board of directors joined the lawsuit as intervenors based on DFN’s purported assignment of its rights, or a portion thereof, under the DFN Agreement to the intervenors. In September 2015, the court granted summary judgement in our favor with respect to our declaratory judgement action and DFN’s counterclaims and we separately entered into settlement agreements with each of the intervenors. The settlements reached with the intervenors did not differ from the accrual previously recorded by the Company by a material amount. DFN subsequently filed a notice of appeal of the court’s ruling with the Supreme Court of Iowa and the appeal is pending. We cannot predict the timing or ultimate outcome of this litigation. However, if it is determined that such purported right of first refusal and right to receive a cash fee related to any such strategic transaction are valid, then we could be required to pay DFN a portion of the consideration or proceeds received in any such specified strategic transaction, including potentially the Deerfield Facility Agreement, our IPO, the sale of our Series D-1 Preferred to Cowen KP Investment LLC, or Cowen, and future capital raising and other strategic transactions.

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

We have incurred losses since our inception and, as of September 30, 2015, had an accumulated deficit of $95.6 million. Our net losses for the nine months ended September 30, 2015 and 2014, were $45.5 million and $12.6 million, respectively. We have financed our operations to date with $52.7 million raised in private placements of redeemable convertible preferred stock, convertible promissory notes and term debt and $59.9 in aggregate net proceeds from our initial public offering.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of many of our product candidates, and we have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;
•	seek regulatory approvals for KP201/APAP and for any other product candidates that successfully complete clinical trials;
•	continue research and preclinical development and initiate clinical trials of our other product candidates;
•	seek to discover and develop additional product candidates;
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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 15 months. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	the progress and results of our preclinical studies, clinical trials and other product development and commercialization activities;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the ability to obtain abuse-deterrent claims in the labels for our product candidates, including KP201/APAP;
•	the number and development requirements of other product candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the efforts necessary to institute post-approval regulatory compliance requirements;

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•

the revenue, if any, we receive from commercial sales of our product candidates for which we obtain marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of our product candidates from third-party payers, including government programs and managed care organizations, and competition within the therapeutic class to which our product candidates are assigned;

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

We are very early in our development efforts and have only two product candidates, KP201/APAP and KP201 (APAP-free), that have commenced clinical trials. All of our other product candidates are still in preclinical development. If we are unable to commercialize our product candidates, including KP201/APAP and KP201 (APAP-free), or experience significant delays in doing so, our business will be harmed.

We are very early in our development efforts and have only two product candidates, KP201/APAP and KP201 (APAP-free), that have commenced clinical trials. All of our other product candidates are still in preclinical development. We have not completed the development of any product candidates, we generate no revenue from the sale of any prodrugs and we may never be able to develop a marketable prodrug product. We have invested substantially all of our efforts and financial resources in the development of our LAT platform technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from our product candidates, which we do not expect will occur for at least 15 months, if ever, will depend heavily on their successful development and eventual commercialization. The success of our product candidates will depend on several factors, including:

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

•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs;
•	launching commercial sales of product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of our prodrug product candidates, if approved, by patients, the medical community and third-party payers;
•	competing effectively with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement; and
•	maintaining a continued acceptable safety and efficacy profile of the prodrug products following approval.

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

Although we conducted trials intended to support approval by the FDA of Category 1, 2 and 3 labeling claims for KP201/APAP, there can be no assurance that KP201/APAP or any of our other product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our trials do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. As with all claims, we will be required to provide adequate substantiation. For example, we will need to demonstrate that KP201/APAP has abuse-deterrent properties sufficient to achieve Category 1, 2 and 3 abuse-deterrent labeling. Further, the FDA is not required to follow its guidance and could change this guidance, which could require us to conduct additional trials. If the FDA does not approve abuse-deterrent labeling, we will not be able to promote such products based on their abuse-deterrent features and may not be able to differentiate such products from other similar products.

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

Our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the United States Drug Enforcement Administration.

Before we can commercialize our product candidates, the United States Drug Enforcement Administration, or the DEA, will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Most of our product candidates, including KP201/APAP, KP201 (APAP-free), KP511/ER, KP415 and KP606/IR, if approved, will be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

Risks Related to Our Dependence on Third Parties

We rely on and expect to continue to rely on third parties to conduct our clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We have engaged and expect to continue to engage CROs for our planned clinical trials of our product candidates. We rely on and expect to continue to rely on CROs, as well as other third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our drug development activities would be delayed.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. We also are required to register specified ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. In addition, we must conduct our clinical trials with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process. Failure to comply with the applicable requirements related to clinical investigations by us, our CROs or clinical trial sites can also result in clinical holds and termination of clinical trials, debarment, FDA refusal to approve applications based on the clinical data, warning letters, withdrawal of marketing approval if the product has already been approved, fines and other monetary penalties, delays, adverse publicity and civil and criminal sanctions, among other consequences.

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

We also rely on and expect to continue to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

We are also party to a termination agreement with MonoSol that may limit the value of any sale, license or commercialization of KP415. Under this termination agreement, MonoSol has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415, and any product candidates arising therefrom, including royalty payments on any license of KP415, the sale of KP415 to a third party or the commercialization of KP415.

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

Even if any of our product candidates receives marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payers and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers and others in the medical community. If our product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If approved, our product candidate KP606/IR will compete against currently marketed, branded and generic abuse-deterrent and other IR and ER oxycodone products approved for use in opioid-tolerant patients for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Some of these currently marketed products include Purdue Pharma L.P.’s OxyContin and Mallinckrodt plc’s Roxicodone, in addition to multiple other branded and generic, abuse-deterrent and other, IR and ER oxycodone products marketed by companies including Actavis plc, Endo International plc, and Mallinckrodt plc. In addition, if approved, KP606/IR will face potential competition from any abuse-deterrent or other IR and ER oxycodone products for treatment of pain that are currently in or which may enter into clinical development.

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

In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic drugs. For some of the indications that we are pursuing, drugs used off-label serve as cheaper alternatives to our product candidates. Their lower prices could result in significant pricing pressure, even if our product candidates are otherwise viewed as a preferable therapy. Additional drugs may become available on a generic basis over the coming years.

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

Our ability to commercialize any product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for our product candidates will be available from government payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payers. Government authorities and other third-party payers decide which medical products they will pay for and establish reimbursement levels, including co-payments. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our prodrug products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Moreover, the trend has been for government and commercial health plans and their pharmacy benefit managers to commoditize drug products through therapeutic equivalence determinations, making formulary decisions based on cost. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

There may be significant delays in obtaining coverage and reimbursement for newly approved prodrug products, and coverage may be more limited than the indications for which the product is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new prodrug products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for prodrug products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Private third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Except for certain government health care programs, such as the Department of Defense’s TRICARE Uniform Formulary, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payers in the United States. Even state Medicaid programs have their own preferred drug lists that may disadvantage non-preferred brand drugs. Therefore, coverage and reimbursement can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved prodrug products that we develop could significantly harm our operating results, our ability to raise capital needed to commercialize prodrugs and our overall financial condition.

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

There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payers, that coverage or an adequate level of reimbursement will be available, or that third-party payers’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably if they are approved for sale.

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

Our current and future relationships with healthcare professionals, principal investigators, consultants, customers and third-party payers in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to penalties.

Healthcare providers, physicians and third-party payers in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payer is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may, among other things, result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our prodrug product candidates.

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

As of September 30, 2015, we had 25 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In the lawsuit, we are seeking a declaratory judgement finding invalid and unenforceable such purported right of first refusal and right to receive a cash fee related to any such strategic transaction. DFN filed an answer requesting that the court declare that such rights are valid and survive termination of the DFN Agreement and counterclaims requesting that the court award damages to DFN, including a fee based upon the total consideration that we have received and in the future will receive pursuant to the Deerfield facility. Two former members of our board of directors joined the lawsuit as intervenors based on DFN’s purported assignment of its rights, or a portion thereof, under the DFN Agreement to the intervenors. In September 2015, the court granted summary judgement in our favor with respect to our declaratory judgement action and DFN’s counterclaims and we separately entered into settlement agreements with each of the intervenors. The settlements reached with the intervenors did not differ from the accrual previously recorded by the Company by a material amount. DFN subsequently filed a notice of appeal of the court’s ruling with the Supreme Court of Iowa and the appeal is pending.

If it is finally determined that such purported right of first refusal and right to receive a cash fee related to any such specified strategic transactions are valid, then we could be required to pay to DFN a portion of the consideration or proceeds received in any such specified strategic transaction, including potentially the Deerfield Facility Agreement, our IPO, the sale of our Series D-1 Preferred to Cowen, and future capital raising and other strategic transactions. Such an outcome would increase our costs in entering into any such transaction and might prevent us from doing so altogether. Further, we cannot predict the timing or outcome of this litigation and irrespective of its outcome, this litigation may cause us to incur substantial costs in related legal fees and divert management’s attention and resources from our business.

A significant portion of our outstanding warrants are entitled to certain anti-dilution protections which, if triggered, may cause substantial dilution to your investment.

As of September 30, 2015, we had outstanding immediately exercisable warrants to purchase 529,451 shares of our common stock at a weighted average exercise price of $5.34 per share that include anti-dilution provisions pursuant to which the exercise price of such warrants will be adjusted downward if we issue any shares of our common stock or any securities convertible into our common stock at a price per share or with an exercise or conversion price less than the exercise price of such warrants. Upon such an event, the exercise price of these warrants will be automatically adjusted to equal the price per share paid for, the conversion price of or the exercise price of such securities, as applicable, and the number of shares of common stock issuable upon exercise of each warrant will be proportionately increased.

Additionally, in June 2014, we issued to Deerfield a warrant to purchase 14,423,076 shares of Series D Preferred at an exercise price of $0.78 per share, which is exercisable until June 2, 2024, or the Deerfield Warrant.  Upon completion of our IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of our common stock at an exercise price of $5.85 per share. The Deerfield Warrant includes an exercise price protection provision, pursuant to which the exercise price of the warrant will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the warrant’s exercise price or the closing sale price of our common stock on The NASDAQ Global Market on the last trading date immediately prior to such issuance. Each time we borrow a tranche under the Deerfield facility, we are obligated to issue to Deerfield a warrant with substantially the same terms and conditions.

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

Additionally, we previously issued to Deerfield a secured convertible note, or the Deerfield Note, in the principal amount of $10.0 million. The Deerfield Note bears interest at 9.75% per annum. Deerfield may convert all or any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Note into shares of our common stock at a conversion price of $5.85 per share. According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 1,943,458 shares of our common stock, assuming a conversion date of September 30, 2015. At our option, the Deerfield Note will convert into shares of our common stock upon the occurrence prior to June 30, 2016, of either (i) the FDA’s approval of an NDA for KP201 for the treatment of acute pain without requiring the performance of an efficacy study or (ii) the FDA’s acceptance of an NDA for KP201 for review. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock on The NASDAQ Global Market on the last trading date immediately prior to such issuance.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Certain holders of shares of our common stock and shares of our common stock issuable upon the exercise of outstanding warrants, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

On April 21, 2015, we closed our initial public offering, in which we issued and sold 5,090,909 shares of common stock at a public offering price of $11.00 per share. Subsequently, on May 12, 2015, we sold an additional 763,636 shares of our common stock pursuant to the underwriters’ option to purchase additional shares. In the aggregate, the gross proceeds of our initial public offering, including gross proceeds from the underwriters’ exercise of their option to purchase additional shares, were $64.4 million. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-202660), which was declared effective by the SEC on April 15, 2015. Cowen and Company, LLC, RBC Capital Markets, LLC, Canaccord Genuity Inc. and Oppenheimer & Co. Inc. acted as the underwriters. The offering commenced on April 15, 2015, and did not terminate before all of the securities registered in the registration statement were sold.

The net offering proceeds to us were $59.9 million, after deducting underwriting discounts and commissions totaling $4.5 million.  In addition, offering expenses totaled $2.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated April 15, 2015, and filed with the SEC on April 16, 2015, pursuant to Rule 424(b) of the Securities Act. Through September 30, 2015, $0.9 million of the net proceeds had been used to fund the development of KP201/APAP and our other product candidates and for working capital and other general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015).
10.1*#	Amendment to Employment Agreement by and between the Registrant and Christal M.M. Mickle, dated as of October 13, 2015.

10.2*#	Amendment to Amended and Restated Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of October 13, 2015.

10.3*#	Amendment to Amended and Restated Employment Agreement by and between the Registrant and Gordon K. Johnson, dated as of October 13, 2015.

10.4*#	Amendment to Employment Agreement by and between the Registrant and Travis C. Mickle, Ph.D., dated as of October 13, 2015.

10.5*#	Amendment to Employment Agreement by and between the Registrant and Tracy M. Woody, dated as of September 4, 2015.

10.6*#	Acceleration Provisions of Stock Options Letter by and between the Registrant and Sven Guenther, Ph.D., dated as of October 13, 2015.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

KEMPHARM, INC.

Date: November 13, 2015	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated by reference to Exhbit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015).
10.1*#	Amendment to Employment Agreement by and between the Registrant and Christal M.M. Mickle, dated as of October 13, 2015.

10.2*#	Amendment to Amended and Restated Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of October 13, 2015.

10.3*#	Amendment to Amended and Restated Employment Agreement by and between the Registrant and Gordon K. Johnson, dated as of October 13, 2015.

10.4*#	Amendment to Employment Agreement by and between the Registrant and Travis C. Mickle, Ph.D., dated as of October 13, 2015.

10.5*#	Amendment to Employment Agreement by and between the Registrant and Tracy M. Woody, dated as of September 4, 2015.

10.6*#	Acceleration Provisions of Stock Options Letter by and between the Registrant and Sven Guenther, Ph.D., dated as of October 13, 2015.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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