Form 10-Q
period 2016-03-31
KEMPHARM, INC
filed 2016-05-13
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of May 11, 2016:  14,642,037

INDEX

KEMPHARM, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	As of March 31,	As of December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,333	$32,318
Marketable securities	33,668	19,002
Prepaid expenses and other current assets	386	2,758
Total current assets	111,387	54,078
Property and equipment, net	443	403
Other long-term assets	109	109
Total assets	$111,939	$54,590

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$4,178	$4,906
Current portion of convertible notes	1,649	1,369
Current portion of term notes	—	2,041
Current portion of capital lease obligation	18	26
Total current liabilities	5,845	8,342
Convertible notes, net	90,086	7,412
Term notes, net	—	11,118
Derivative and warrant liability	27,479	37,839
Other long-term liabilities	11	—
Total liabilities	123,421	64,711

Commitments and contingencies (Note D)

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 14,498,930 shares issued and outstanding as of March 31, 2016 (unaudited); 14,490,954 shares issued and outstanding as of December 31, 2015	1	1
Additional paid-in capital	96,275	94,702
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2016 (unaudited) or December 31, 2015	—	—
Accumulated deficit	(107,758)	(104,824)
Total stockholders' deficit	(11,482)	(10,121)
Total liabilities and stockholders' deficit	$111,939	$54,590

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2016	2015
Revenue	$—	$—
Operating expenses:
Research and development	3,234	2,119
General and administrative	3,736	977
Total operating expenses	6,970	3,096
Loss from operations	(6,970)	(3,096)
Other (expense) income:
Loss on extinguishment of debt	(4,740)	—
Interest expense related to amortization of debt issuance costs and discount	(442)	(477)
Interest expense on principal	(1,150)	(632)
Fair value adjustment	10,278	(1,762)
Interest and other income	102	—
Total other income (expense)	4,048	(2,871)
Loss before income taxes	(2,922)	(5,967)
Income tax expense	(12)	(7)
Net loss	$(2,934)	$(5,974)

Net loss per share:
Basic and diluted	$(0.20)	$(2.50)

Weighted average common shares outstanding:
Basic and diluted	14,495,703	2,387,092

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,934)	$(5,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	4,740	—
Write-off of deferred offering costs	445	—
Stock-based compensation expense	1,022	91
Non-cash interest expense	968	632
Amortization of debt issuance costs and debt discount	442	477
Depreciation and amortization expense	26	20
Fair value adjustment	(10,278)	1,762
Change in assets and liabilities:
Prepaid expenses and other current assets	2,372	(30)
Accounts payable and accrued expenses	(679)	(977)
Other long-term liabilities	11	—
Net cash used in operating activities	(3,865)	(3,999)

Cash flows from investing activities:
Purchases of property and equipment	(66)	(21)
Purchases of marketable securities	(14,666)	—
Net cash used in investing activities	(14,732)	(21)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discounts and commissions	82,800	—
Proceeds from issuance of Series D-1 redeemable convertible preferred stock	—	4,000
Repayment of term notes and related accrued interest	(18,621)	—
Payment of debt and stock issuance costs	(583)	—
Repayment of obligations under capital lease	(8)	(8)
Proceeds from exercise of Series D preferred stock warrants	—	2
Proceeds from exercise of common stock options and warrants	24	40
Net cash provided by financing activities	63,612	4,034
Net increase in cash and cash equivalents	45,015	14
Cash and equivalents, beginning of period	32,318	10,255
Cash and equivalents, end of period	$77,333	$10,269

Supplemental cash flow information:
Cash paid for interest	$182	$—
Deferred offering costs included in accounts payable and accrued expenses	—	442
Transfer of warrants to equity upon exercise	82	—
Fixed assets included in accounts payable and accrued expenses	12	—
Debt issuance costs included in accounts payable and accrued expenses	309	—

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

The Company has experienced recurring losses from operations and negative operating cash flows due to its ongoing research and development of its potential product candidates. The Company also has a stockholders’ deficit at March 31, 2016. Various internal and external factors will affect whether and when the candidates become approved drugs and how significant their market share will be. The length of time and cost of developing and commercializing these candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next 21 months.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.

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

Reclassifications

During the quarter the Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The adoption of ASU 2015-03 reduced the Company’s assets and liabilities by the amount of the debt issuance costs, which were $4.2 million and $1.1 million at March 31, 2016 and December 31, 2015, respectively. This reclassification had no effect on previously reported net loss.

B. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives of property and equipment, and assumptions used for purposes of determining stock-based compensation, income taxes, and the fair value of the derivative and warrant liability, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgements about the carrying value of assets and liabilities.

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

In June 2014, the FASB issued ASU 2014-12, Compensation–Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period (“ASU 2014-12”). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company prospectively adopted ASU 2014-12 effective January 1, 2016. The adoption of ASU 2014-12 did not have a material impact on the financial statements as the Company does not have any performance-based awards that could be achieved after the requisite service period.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20); Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates from GAAP the concept of extraordinary items, stating that the concept causes uncertainty because (1) it is unclear when an item should be considered both unusual and infrequent and (2) users do not find the classification and presentation necessary to identify those events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU 2015-01 effective January 1, 2016. The adoption of ASU 2015-01 did not have a material impact on the Company’s financial statements as the Company had no extraordinary and/or unusual items recorded in prior periods.

In April 2015, the FASB issued ASU 2015-03, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The adoption of ASU 2015-03 reduced the Company’s assets and liabilities by the amount of the debt issuance costs, which were $4.2 million and $1.1 million at March 31, 2016 and December 31, 2015, respectively. This reclassification had no effect on previously reported net loss.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815); Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-06 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its financial statements and disclosures.

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

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. In the event that a Major Transaction occurs, as defined below, Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Put Option”). A Major Transaction is (i) a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or other similar event; (ii) the sale or transfer in one transaction or a series of related transactions of all or substantially all of the assets of the Company; (iii) a third-party purchase, tender or exchange offer made to the holders of outstanding shares, such that following such purchase, tender or exchange offer a change of control has occurred; (iv) the liquidation, bankruptcy, insolvency, dissolution or winding-up affecting the Company; (v) the shares of the Company’s common stock cease to be listed on any eligible market; and (vi) at any time, the shares of the Company’s common stock cease to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, the Company issued to Deerfield 1,923,077 shares of Series D Preferred as consideration for the loans provided to the Company under the Deerfield Facility Agreement. Upon completion of the IPO, these shares automatically reclassified into 256,410 shares of the Company’s common stock. The Company recorded the fair value of the shares of Series D Preferred of $1.5 million, to debt issuance costs on the date of issuance. The Company recorded the fair value of the Deerfield Warrant and the embedded Put Option to debt discount on the date of issuance. The debt issuance costs and debt discount are amortized over the term of the related debt and the expense is recorded as interest expense in the statements of operations.

The Company must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Facility Agreement on the fourth and fifth anniversaries of the Deerfield Facility Agreement. The Company is then obligated to repay the balance of the outstanding principal amount on February 14, 2020.

Interest accrued on outstanding debt under the Deerfield Facility Agreement is due quarterly in arrears. Upon notice to Deerfield, the Company may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Facility Agreement, provided that all such interest will be due on July 1, 2016. The Company has elected this option on all seven of the scheduled interest payments to date. The accrued interest added to outstanding principal is reflected in the condensed balance sheets as current portion of convertible notes and current portion of term notes.

Deerfield is obligated to provide three additional tranches upon the Company’s request and after the satisfaction of specified conditions, including the FDA’s acceptance of a new drug application for our most advanced product candidate, Apadaz (formerly known as KP201/APAP), and, for the final two tranches, the subsequent approval for commercial sale thereof.

As of March 31, 2016, borrowings available to the Company under the Deerfield Facility Agreement were $35 million. Under the terms of the Deerfield Facility Agreement, future tranches to the Company are as follows:

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

Second Amendment to Senior Secured Convertible Note and Warrant

On January 6, 2016 the Company, entered into a Second Amendment (the “Second Amendment”) to the Deerfield Convertible Notes and Deerfield Warrant, by and between the Company and Deerfield. The Second Amendment, among other things, clarified the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Notes and Deerfield Warrant, respectively, in the event that the Company effects a firm commitment underwritten public offering of its securities. Except as modified by the Second Amendment and Third Amendment (as described below), all terms and conditions of the Deerfield Convertible Notes and Deerfield Warrant remain in full force and effect.

Issuance of 2021 Notes and Third Amendment to Senior Secured Convertible Note and Warrant

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

The net proceeds from the Note Offering were approximately $82.8 million, after deducting the Initial Purchasers’ discount and estimated offering expenses. Concurrent with the Note Offering, the Company used approximately $18.6 million of the net proceeds from the Note Offering to repay in full the Term Notes, plus all accrued but unpaid interest, a make whole interest payment and a prepayment premium on the Term Notes.

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

If the Company undergoes a “fundamental change” (as defined in the indenture), holders may require that the Company repurchase for cash all or any portion of their 2021 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, holders who convert their 2021 notes on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of the Company’s common stock. The Company is bifurcating the fundamental change and make-whole interest payment provisions as embedded derivatives and marking them to fair value each reporting period (Note H).

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

Line of Credit

The Company has a $50,000 credit agreement with a financial institution (the “Line of Credit Agreement”). As of March 31, 2016 and December 31, 2015, the Company had $50,000 available under the Line of Credit Agreement. The Line of Credit Agreement is collateralized by all of the Company’s business assets. The Line of Credit Agreement contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the prime rate plus 1.75% per annum. The Company is required to make interest only payments on any draws under the Line of Credit Agreement. The interest rate under the Line of Credit Agreement was 5% for the three months ended March 31, 2016 and 2015.

During the fourth quarter of 2015, the Company entered into an additional $100,000 credit agreement with the same financial institution (the “Second Line of Credit Agreement”). As of March 31, 2016, the Company had $62,000 available under the Second Line of Credit Agreement. The draws from this line of credit line are recorded in accounts payable and accrued expenses in the balance sheet. The Second Line of Credit Agreement is uncollateralized and contains no financial covenants. Borrowings under the Second Line of Credit Agreement carry interest at a rate equal to the prime rate plus 9.99% per annum. The Company is required to make interest only payments on any draws under the Second Line of Credit Agreement. The interest rate under the Second Line of Credit Agreement was 13.24% as of March 31, 2016.

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

E. Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

In April 2015, the Company amended and restated its Certificate of Incorporation to decrease the number of its authorized shares of preferred stock to 10,000,000 shares with a par value of $0.0001 per share. As described in Note A, in April 2015, the Company completed an IPO of its common stock. Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted or reclassified into an aggregate of 5,980,564 shares of the Company’s common stock. As of March 31, 2016, the Company had 10,000,000 shares of authorized and undesignated preferred stock, and did not have any preferred stock outstanding.

Series D-1 Redeemable Convertible Preferred Stock

In February 2015, the Company entered into a stock purchase agreement with Cowen KP Investment, LLC in which Cowen KP Investment, LLC agreed to purchase and the Company agreed to sell 3,200,000 shares of the Company’s Series D-1 redeemable convertible preferred stock (“Series D-1 Preferred”) for $1.25 per share, or an aggregate of $4 million.  Upon completion of the IPO, these shares automatically converted into 415,584 shares of the Company’s common stock.

Warrants

As described in Note A, in April 2015, the Company completed an IPO of its common stock. Upon completion of the IPO, and as of March 31, 2016, warrants to purchase 15,499,324 shares of Series D Preferred were reclassified into warrants to purchase 2,066,543 shares of the Company’s common stock.

During 2013, the Company issued $3.8 million of convertible notes and the warrants (the “2013 Warrants”) to purchase 1,079,453 shares of equity securities in a future financing meeting specified criteria (a “Qualified Financing”). The 2013 Warrants allow the holders to purchase shares of the same class and series of equity securities issued in the Qualified Financing for an exercise price equal to the per share price paid by the purchasers of such equity securities in the Qualified Financing. When the Company entered into the Deerfield Facility Agreement, the 2013 Warrants became warrants to purchase 1,079,453 shares of Series D Preferred. Upon completion of the IPO, the 2013 Warrants automatically converted into warrants to purchase 143,466 shares of the Company’s common stock at an exercise price of $5.85 per share. The 2013 Warrants, if unexercised, expire on the earlier of June 2, 2019, or upon a liquidation event.

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred. The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. The Company is amortizing the debt discount to interest expense over the term of the Deerfield Convertible Notes.

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

F. Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 14,498,930 and 14,490,954 shares of common stock were issued and outstanding at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, the Company had reserved authorized shares of common stock for future issuance as follows:

	March 31, 2016	December 31, 2015
Conversion of Deerfield Convertible Notes	2,039,622	1,991,219
Conversion of 2021 Notes	5,040,914	—
Outstanding awards under equity incentive plans	1,956,586	1,397,511
Outstanding common stock warrants	2,316,996	2,325,383
Possible future issuances under equity incentive plans	1,426,611	1,410,848
Total common shares reserved for future issuance	12,780,729	7,124,961

Common Stock Activity

The following table summarizes common stock activity for the three months ended March 31, 2016:

Shares of Common Stock
Balance at December 31, 2015	14,490,954
Common stock warrants exercised	7,976
Balance at March 31, 2016	14,498,930

The Company calculates the fair value of common stock warrants using a Monte Carlo simulation. There were warrants exercised for an aggregate of 7,976 and 10,161 shares of common stock during the three months ended March 31, 2016 and 2015, respectively. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded within other expenses in the statements of operations.

G. Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board, and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 2,846,304, as of March 31, 2016. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2016, the common stock reserved for issuance under the 2014 Plan automatically increased by 579,638 shares.

During the three months ended March 31, 2016 and 2015, no stock options were exercised.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$187	$41
General and administrative	835	50
	$1,022	$91

During the three months ended March 31, 2016, the Company recognized $29,000 of stock-based compensation expense related to performance-based incentive awards included in research and development expenses in connection with the vesting of stock options exercisable for an aggregate of 13,333 shares of common stock as a result of the acceptance of the new drug application for Apadaz for priority review in February 2016. During the three months ended March 31, 2015, the Company recognized $29,000 of stock-based compensation expense related to performance-based incentive awards included in general and administrative expenses in connection with the grant of fully vested stock options exercisable for an aggregate of 5,333 shares of common stock in connection with the Company issuing shares of Series D-1 Preferred.

H. Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

The fair value of the Deerfield Convertible Notes and the 2021 Notes was $30.8 million and $86.1 million, respectively, at March 31, 2016. Both the Deerfield Convertible Notes and the 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgements to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2016, and December 31, 2015 (in thousands):

	Balance at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$2,421	$—	$—	$2,421
Deerfield Warrant liability	24,173	—	—	24,173
Embedded Put Option	557	—	—	557
Fundamental change and make-whole interest provisions embedded in 2021 Notes	328	—	—	328
Total liabilities	$27,479	$—	$—	$27,479
Trading securities:
Certificates of deposit	12,111	12,111	—	—
Government bonds	21,557	21,557	—	—
Total assets	$33,668	$33,668	$—	$—

	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$3,877	$—	$—	$3,877
Deerfield Warrant liability	33,750	—	—	33,750
Embedded Put Option	212	—	—	212
Total liabilities	$37,839	$—	$—	$37,839
Trading securities:
Certificates of deposit	8,951	8,951	—	—
Government bonds	10,051	10,051	—	—
Total assets	$19,002	$19,002	$—	$—

The Company’s Underwriter Warrant liability, Deerfield Warrant liability, and the embedded Put Option on the Deerfield Warrant as well as the fundamental change and the make-whole interest provisions of the 2021 Notes are measured at fair value on a recurring basis. As of March 31, 2016 and December 31, 2015, the Underwriter Warrant liability, the Deerfield Warrant liability and the embedded Put Option are reported on the balance sheet in derivative and warrant liability. The 2021 Notes were issued during the first quarter of 2016 and the fundamental change and the make-whole interest provisions of the 2021 Notes are also reported on the balance sheet in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Underwriter Warrant liability and the embedded Put Option at March 31, 2016 and December 31, 2015. A Monte Carlo simulation was also used to value the fundamental change and the make-whole interest provisions of the 2021 Notes as of the issuance date and March 31, 2016. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Underwriter Warrant liability, the Deerfield Warrant liability, the embedded Put Option and the fundamental change and the make-whole interest provisions of the 2021 Notes are reflected in the statements of operations as a fair value adjustment. A 10% increase in the enterprise value would result in an increase of $0.4 million in the estimated fair value of the Underwriter Warrant liability, an increase of $2.7 million in the estimated fair value of the Deerfield Warrant liability, no change in the estimated fair value of the embedded Put Option, and an increase of $0.1 million in the estimated fair value of the fundamental change and the make-whole interest provisions of the 2021 Notes at March 31, 2016.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$37,839	$15,966
Exercise of warrants	(82)	—
Adjustment to fair value	(10,278)	1,762
Balance at end of period	$27,479	$17,728

I. Net Loss Per Share

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert or are reclassified into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during the period. Due to the existence of net losses for the three month periods ended March 31, 2016 and 2015, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding because their effect is anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Redeemable convertible preferred stock:
Series A	—	1,293,838
Series B	—	829,234
Series C	—	2,474,122
Series D	—	967,786
Series D-1	—	426,667
Total redeemable convertible preferred stock	—	5,991,647
Warrants to purchase common stock	2,316,996	585,759
Warrants to purchase Series D preferred stock	—	2,066,543
Awards under equity incentive plans	1,956,586	549,824
Deerfield Convertible Notes	2,039,622	1,851,828
2021 Notes	5,040,914	—
Total	11,354,118	11,045,601

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs that we believe will be improved versions of widely prescribed, approved drugs. We employ our Ligand Activated Therapy, or LAT, platform technology to create our prodrugs, which in some cases may be eligible for composition-of-matter patent protection. Our most advanced product candidate is Apadaz (formerly known as KP201/APAP), consists of KP201, our prodrug of hydrocodone, combined with acetaminophen, or APAP. We are developing as an immediate release, or IR, product candidate for the short-term management of acute pain. In December 2015, we submitted a new drug application, or NDA, under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or Section 505(b)(2) for Apadaz to the U.S. Food and Drug Administration, or FDA. The FDA subsequently accepted this NDA for priority review in February 2016. The FDA has set a target action date for review of the NDA under the Prescription Drug User Fee Act, or PDUFA, of June 9, 2016. We are also building a pipeline of additional prodrug product candidates that target large market opportunities in pain and attention deficit hyperactivity disorder, or ADHD. We own worldwide commercial rights for all of our product candidates, including Apadaz, except that Shire Pharmaceuticals, LLC, or Shire, has a right of first refusal to acquire, license or commercialize our prodrug of methylphenidate, or KP415, which we are developing for the treatment of ADHD.

We have employed our LAT platform technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely prescribed drugs. Our pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
Pain
Hydrocodone (IR)	Apadaz	Advisory Committee Meeting May 2016	Potential NDA Approval - As Early As June 9, 2016 (PDUFA date) DEA Scheduling - As Early As Q3 2016
Hydrocodone (IR)	KP201/IR (APAP-free)	Clinical	NDA Submission - 2017 Human POC Data - 2016
Hydromorphone (ER)	KP511/ER	“Fast Track” Designation May 2016	NDA Submission - 2018 Human POC Data – As Early As Q2 2016
Oxycodone (IR)	KP606/IR	Preclinical	NDA Submission - 2018
Oxymorphone	KP746	Preclinical	Human POC Data - 2017
ADHD
Methylphenidate (controlled release)	KP415	Preclinical	NDA Submission - 2019 Human POC Data - 2016

We are a development stage company and have not generated any revenue. We have incurred losses since our inception and, as of March 31, 2016, had an accumulated deficit of $107.8 million. Our net losses for the three months ended March 31, 2016 and 2015 were $2.9 million and $6.0 million, respectively.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

•	seek regulatory approvals for Apadaz and for any other product candidates that successfully complete clinical trials;

•	continue research and preclinical development and initiate clinical trials of our other product candidates;

•	seek to discover and develop additional product candidates;

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

Our commercial revenue, if any, will be derived from sales of prodrug products that we do not expect to be commercially available for approximately 12 months, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or exercise our right to borrow additional tranches under our

$60 million facility agreement, dated as of June 12, 2014, or the Deerfield facility, with Deerfield Private Design Fund III, LP, or Deerfield, the terms of these securities or this debt may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Recent Developments

On May 5, 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA determined by a vote of 16 to four that Apadaz should be approved for its proposed indication of the short-term management of acute pain that requires an opioid and voted 18 to two against inclusion of abuse-deterrent labeling for the product. We intend to continue to work collaboratively with the FDA to complete the review process of Apadaz. The FDA will consider, but is not bound by, the advisory committees' recommendations as it continues its review of Apadaz.

Third-Party Agreements

In November 2009, we entered into a supply agreement with Johnson Matthey, Inc., or JMI, pursuant to which JMI has agreed to supply us with all of the KP201 necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process optimization and development services for KP201. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for KP201 would be exclusive to JMI in the United States and agreed to pay JMI royalties on the net sales of Apadaz, if approved by the FDA. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes.

We are responsible for all costs of any KP201 manufactured during a specified validation process for KP201. After completion of the validation process, but prior to the commercial launch of KP201, JMI will manufacture batches of KP201 at a price to be negotiated. Failure to agree upon this pricing would result in JMI supplying these batches to us free of charge and we would pay JMI an additional royalty payment on such batches. The percentage royalty rate ranges from the low teens at low volumes to the low single digits at higher volumes and is additive to any minimum royalty we may owe JMI on such batch. After the commercial launch of Apadaz, JMI will manufacture and supply KP201 at a price equal to JMI’s fully allocated manufacturing cost.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Period-to-
	2016	2015	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	3,234	2,119	1,115
General and administrative	3,736	977	2,759
Total operating expenses	6,970	3,096	3,874
Loss from operations	(6,970)	(3,096)	(3,874)
Other (expense) income:
Loss on extinguishment of debt	(4,740)	—	(4,740)
Interest expense related to amortization of debt issuance costs and discount	(442)	(477)	35
Interest expense on principal	(1,150)	(632)	(518)
Fair value adjustment	10,278	(1,762)	12,040
Interest and other income	102	—	102
Total other income (expense)	4,048	(2,871)	6,919
Loss before income taxes	(2,922)	(5,967)	3,045
Income tax expense	(12)	(7)	(5)
Net loss	$(2,934)	$(5,974)	$3,040

Research and Development

Research and development expenses increased by $1.1 million, from $2.1 million for the three months ended March 31, 2015, to $3.2 million for the three months ended March 31, 2016. This increase was primarily attributable to a $0.4 million increase in salaries and personnel-related costs due to increased headcount, a $0.2 million increase in professional and insurance-related fees, a $0.2 million increase in conference and seminar expenses related to preparation for the May 2016 FDA advisory committee meeting related to Apadaz, a $0.2 million increase in stock-based compensation expense related to the issuance of new stock awards in the three month period ended March 31, 2016 as compared to the same period in 2015, and a $0.1 million increase in third-party research and development costs.

General and Administrative

General and administrative expenses increased by $2.8 million, from $1.0 million for the three months ended March 31, 2015, to $3.7 million for the three months ended March 31, 2016. This increase was primarily attributable to a $0.7 million increase in salaries and personnel-related costs due to increased headcount, a $0.8 million increase in stock-based compensation expense related to the issuance of new stock awards in the three month period ended March 31, 2016 as compared to the same period in 2015, a $0.7 million increase in professional and insurance-related fees, a $0.3 million increase in consulting fees related to commercialization efforts, and a $0.3 million increase in other operating costs.

Other Income (Expense)

Other income (expense) increased by $6.9 million, from a $2.9 million expense for the three months ended March 31, 2015, to $4.0 million income for the three months ended March 31, 2016. This change was primarily attributable to the $12.0 million increase in the fair value adjustment related to the decrease in value of our derivative and warrant liability, and a $0.1 million increase in interest and other income. These increases in other (expense) income were partially offset by a $4.7 million loss on extinguishment of debt recognized in the first quarter of 2016 related to the repayment of the term note issued to Deerfield and an increase of $0.5 million in interest expense related to the Deerfield facility agreement and our $86.25 million aggregate principal amount of its 5.50% Senior Convertible Notes due 2021, or the 2021 Notes, during the three months ended March 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2016, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering. As of March 31, 2016, we had cash and cash equivalents of $77.3 million and marketable securities of

$33.7 million. We completed the initial closing of our initial public offering in April 2015, with a subsequent closing in May 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters’ exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

We have incurred losses since our inception and, as of March 31, 2016, had an accumulated deficit of $107.8 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Deerfield Facility

In June 2014, we entered into the $60.0 million multi-tranche credit facility with Deerfield. At the time we entered into the Deerfield facility, we borrowed the first tranche, which consisted of a $15.0 million term note and a $10.0 million senior secured convertible note. Under the terms of the Deerfield facility, Deerfield is obligated to provide three additional tranches in the principal amounts of $10.0 million, $12.5 million and $12.5 million, respectively, upon our request and after the satisfaction of specified conditions, including the FDA’s acceptance of our NDA for Apadaz and, for the final two tranches, the approval of Apadaz for the commercial sale in the United States. Deerfield’s obligation to provide such disbursements terminates on June 30, 2016. All loans issued under the Deerfield facility bear interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield facility is due quarterly in arrears. Upon notice to Deerfield, we may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield facility, provided that all such interest will be due on July 1, 2016. We have elected this option on all seven of the scheduled interest payments through March 31, 2016. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield facility on the fourth and fifth anniversaries of the Deerfield facility. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020.

Prepayment of the outstanding balance is not allowed without written consent of Deerfield. However, in connection with our offering of the 2021 Notes, on February 3, 2016, we entered into an amendment to the Deerfield facility in which Deerfield consented to the prepayment of the term notes and the issuance of the 2021 Notes.

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

The Deerfield facility also includes high yield discount obligation protections that go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield facility would qualify as an “applicable high yield discount obligation” under the Internal Revenue Code, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification.

2021 Notes

In February 2016, we issued the 2021 Notes in aggregate principal amount of $86.25 million. The 2021 Notes were originally issued to Cowen and Company, LLC and RBC Capital Markets, LLC as representatives of the several initial purchasers, who subsequently resold the 2021 Notes to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended, or the Securities Act.

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

Comparison of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Period-to
	2016	2015	Period Change
Net cash used in operating activities	$(3,865)	$(3,999)	$134
Net cash used in investing activities	(14,732)	(21)	(14,711)
Net cash provided by financing activities	63,612	4,034	59,578
Net increase in cash and cash equivalents	$45,015	$14	$45,001

Operating Activities

For the three months ended March 31, 2016, net cash used in operating activities of $3.9 million consisted of a net loss of $2.9 million, $2.7 million in adjustments for non-cash items and $0.7 million used by changes in accounts payable and accrued expenses, partially offset by the refund of the $2.4 million user fee for the Apadaz NDA. Adjustments for non-cash items primarily consisted of changes in fair value of our derivative and warrant liabilities of $10.3 million, partially offset by a loss on extinguishment of debt of $4.7 million primarily comprised of the write-off of debt issuance costs and debt discount and a make-whole interest payment related to the repayment of the term note issued under the Deerfield facility, a $0.5 million write-off of deferred offering costs, non-cash interest expense of $1.0 million, amortization of debt issuance costs and debt discount of $0.4 million, and stock-based compensation expense of $1.0 million.

For the three months ended March 31, 2015, net cash used in operating activities of $4.0 million consisted of a net loss of $6.0 million and cash used in changes in working capital of $1.0 million; partially offset by $3.0 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of changes in fair value of our derivative and warrant liabilities of $1.8 million, non-cash interest expense of $0.6 million, stock-based compensation expense of $0.1 million, and amortization of debt issuance costs and debt discount of $0.5 million.

Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities was $14.7 million, which was primarily attributable to purchases of marketable securities of $14.6 million and property and equipment of $0.1 million.

For the three months ended March 31, 2015, net cash used in investing activities was $21,000, which was primarily attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2016, net cash provided by financing activities was $63.6 million. Net cash consisted of $82.8 million in proceeds, net of discounts and commissions, from the issuance of the 2021 Notes, of which we used approximately $18.6 million to repay in full the $15.0 million principal amount, accrued but unpaid interest, a make whole interest payment and a prepayment premium all related to the term note issued under the Deerfield facility; offset by payment of debt issuance costs of $0.5 million.

For the three months ended March 31, 2015, net cash provided by financing activities of $4.0 million consisted of $4.0 million of proceeds from the issuance of the Series D-1 redeemable convertible preferred stock.

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize Apadaz. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We also expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Our future capital requirements will depend on many factors, including:

•	the progress and results of our preclinical studies, clinical trials and other product development and commercialization activities;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the ability to obtain abuse-deterrent claims in the labels for our product candidates, including Apadaz;

•	the number and development requirements of other product candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the efforts necessary to institute post-approval regulatory compliance requirements;

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

Our commercial revenue, if any, will be derived from sales of prodrug products that we do not expect to be commercially available for at least 12 months, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or exercise our right to borrow additional tranches under the Deerfield facility, the terms of these securities or this debt may restrict our ability to operate. The Deerfield facility includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K dated for the fiscal year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 15, 2016.

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

Our critical accounting policies have not changed materially from those described in Note B of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2016, we had cash and cash equivalents of $77.3 million and marketable securities of $33.7 million. We currently do not hedge interest rate exposure. Because of the fixed rate of interest on our outstanding debt, an immediate 10% increase in interest rates would not have a material effect on our results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the lawsuit, we sought a declaratory judgment finding invalid and unenforceable such purported right of first refusal or right to receive a cash fee related to any such strategic transaction. DFN filed an answer requesting that the court declare that such rights were valid and survive termination of the DFN agreement and counterclaims requesting that the court award damages to DFN, including a fee based upon the total consideration that we have received and in the future would receive under the Deerfield facility. Two former members of our board of directors joined the lawsuit as intervenors based on DFN’s purported assignment of its rights, or a portion thereof, under the DFN agreement to the intervenors. In September 2015, the court granted summary judgment in our favor with respect to our declaratory judgment action and DFN’s counterclaims and we separately entered into settlement agreements with each of the intervenors. DFN subsequently filed a notice of appeal of the court’s ruling with the Supreme Court of Iowa. On January 6, 2016, we entered into a settlement agreement and mutual release with DFN and Donald DeWaay, Jr. pursuant to which, among other things, DFN, agreed, in exchange for the consideration described therein, to dismiss with prejudice the appeal. DFN’s appeal was subsequently dismissed by the Supreme Court of Iowa on January 7, 2016.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors.

You should carefully consider all of the risk factors and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties.   Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred losses since our inception and, as of March 31, 2016, had an accumulated deficit of $107.8 million. Our net losses for the three months ended March 31, 2016 and 2015, were $2.9 million and $6.0 million, respectively. We have financed our operations to date with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt and $59.9 million in aggregate net proceeds from our initial public offering.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of many of our product candidates, and we have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

•	seek regulatory approvals for Apadaz and for any other product candidates that successfully complete clinical trials;

•	continue research and preclinical development and initiate clinical trials of our other product candidates;

•	seek to discover and develop additional product candidates;

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 21 months. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	the progress and results of our preclinical studies, clinical trials and other product development and commercialization activities;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the ability to obtain abuse-deterrent claims in the labels for our product candidates, including Apadaz;

•	the number and development requirements of other product candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the efforts necessary to institute post-approval regulatory compliance requirements;

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable, and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products that we do not expect to be commercially available for at least 12 months, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or exercise our right to borrow additional tranches under the Deerfield facility, the terms of these securities or this debt may restrict our ability to operate. The Deerfield facility includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. Additionally, in February 2016, we issued the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt securities or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

If we are not able to obtain required regulatory approvals for Apadaz or any of our other product candidates, we will not be able to commercialize them and our ability to generate revenue or profits or to raise future capital could be limited.

In December 2015, we submitted to the FDA an NDA for Apadaz for an indication of the short-term management of acute pain.  The FDA subsequently accepted this NDA for priority review in February 2016. The FDA has set a target action date under PDUFA of June 9, 2016. Despite this acceptance, we cannot guarantee that the FDA will ultimately approve Apadaz for commercial sale in the United States. Accordingly, the FDA may not approve our NDA on a timely basis, or at all, and therefore we may never receive approval to market Apadaz in the United States.

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country and change over time. We are not permitted to market Apadaz in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approvals in such countries. In the United States, the FDA generally requires the completion of nonclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality and other factors before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. Other than the submission of our NDA for Apadaz to the FDA, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for Apadaz, including regulatory approval, are not successful for its planned indications or are delayed, or if adequate demand for Apadaz is not generated, our business will be harmed.

The success of Apadaz will depend on the receipt and maintenance of regulatory approval and the issuance and maintenance of such approval is uncertain and subject to a number of risks, including the following:

•	the FDA or comparable foreign regulatory authorities, institutional review boards, or IRBs, or ethics committees may disagree with the design or conduct of our clinical trials;

•	the FDA may determine that our bridging analysis to Ultracet and Vicoprofen may not provide acceptable evidence of Apadaz’s safety and efficacy;

•

the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other regulatory agencies for marketing approval or for us to receive approval for claims that are necessary for commercialization;

•	the dosing of Apadaz in a particular clinical trial may not be at an optimal level;

•	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to Apadaz;

•	the data collected from clinical trials may not be sufficient to support submissions to regulatory authorities or to obtain regulatory approval in the United States or elsewhere;

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

In particular, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted to date or that any future trials will be successful. For example, the FDA may not agree that the data from our completed clinical trials, our bridging analysis to Ultracet and Vicoprofen and other data and information in our NDA demonstrate sufficient efficacy or clinical benefit of Apadaz. We have no way of knowing whether the FDA will deem the data and literature review in our NDA sufficient to demonstrate Apadaz’s safety and efficacy. The FDA and other regulators have substantial discretion in the approval process and may decide that our data are insufficient for approval and require additional clinical trials, or nonclinical or other studies.

Additionally, our commercial strategy for Apadaz depends, in part, on an FDA approved label describing Apadaz’s abuse-deterrent features and we may be delayed in obtaining, or never obtain, such approved labeling. In May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 18 to two against inclusion of abuse-deterrent labeling for Apadaz, as a result of which there is a significant risk that FDA will not approve Apadaz with this labelling. If we are not able to obtain FDA-approved labeling describing Apadaz’s abuse-deterrent features, then we may not be able to successfully commercialize Apadaz and, as a result, we may never generate any profits based on the sale of Apadaz, even if Apadaz is otherwise approved for marketing by the FDA.

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive nonclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication and manufacturing quality. Apadaz or any future product candidates we may develop may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

We are very early in our development efforts and have only two product candidates, Apadaz and KP201/IR (APAP-free), that have commenced clinical trials. All of our other product candidates are still in preclinical development. If we are unable to commercialize our product candidates, including Apadaz and KP201/IR (APAP-free), or experience significant delays in doing so, our business will be harmed.

We are very early in our development efforts and have only two product candidates, Apadaz and KP201/IR (APAP-free), under clinical development. All of our other product candidates are still in preclinical development. We have not completed the development of any product candidates, we generate no revenue from the sale of any prodrugs and we may never be able to develop a marketable prodrug product. We have invested substantially all of our efforts and financial resources in the development of our LAT platform technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from our product candidates, which we do not expect will occur for at least 12 months, if ever, will depend heavily on their successful development and eventual commercialization. The success of our product candidates will depend on several factors, including:

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

•	obtaining abuse-deterrent claims in the labels for our product candidates, including Apadaz;

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

The commercial success of Apadaz and most of our other product candidates will depend upon our ability to obtain FDA-approved labeling describing their abuse-deterrent features. Our failure to achieve FDA approval of product labeling containing such information will prevent our advertising and promotion of the abuse-deterrent features of our product candidates in order to differentiate them from other similar products. This would make our products less competitive in the market.

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

Although we conducted trials intended to support approval by the FDA of Category 1, 2 and potentially 3 labeling claims for Apadaz, there can be no assurance that Apadaz or any of our other product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our trials do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. For instance, during our May 2015 pre-NDA meeting, the FDA had questions about the relevance of the intranasal route of administration based on the agency’s experience. The agency stated that it would likely address this issue in a future advisory committee meeting. The agency also observed that while there is epidemiological evidence that hydrocodone/APAP products are abused via intranasal and intravenous routes of administration, the most common abuse route of administration is oral. The agency further expressed concern that, if injected, Apadaz may precipitate in the blood posing a safety concern and requested that we characterize the solubility of the drug in the blood. The results of our KP201.T02 study, which was designed to evaluate the properties of KP201 that could reduce the likelihood of intravenous abuse of Apadaz, indicated that preparation of Apadaz for intravenous use resulted in a cloudy substance with excipient particles, which may have been APAP. Furthermore, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 18 to two against inclusion of abuse-deterrent labeling for Apadaz.  The FDA will consider the advisory committees' recommendations as it continues its review of Apadaz. Upon review of our NDA, the FDA will weigh a number of factors, including the most common route of abuse, information showing that hydrocodone/APAP is abused via the nasal and intravenous routes, information suggesting a risk for harm by intravenous abuse as compared to existing products, and results of testing concerning abuse deterrent characteristics.

As with all claims, we will be required to provide adequate substantiation. For example, we will need to demonstrate that Apadaz has abuse-deterrent properties sufficient to achieve Category 1, 2 and potentially 3 abuse-deterrent labeling.

Further, the FDA is not required to follow its guidance and could change this guidance, which could require us to conduct additional trials. If the FDA does not approve abuse-deterrent labeling, we will not be able to promote such products based on their abuse-deterrent features and may not be able to differentiate such products from other similar products.

Even if we do receive FDA approval for abuse-deterrent claims, the claims may not be broad enough to demonstrate a substantial benefit to health care providers and patients. For instance, the claims may not encompass the more common forms of abuse for products like our product candidates. Moreover, continued investigation in Phase 4 studies following product approval may not support the continued use of abuse-deterrent claims. We have proposed certain post-marketing studies and observations to the FDA in our NDA for Apadaz.

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

A key element of our strategy is to seek FDA approval for most of our product candidates, including Apadaz, through the 505(b)(2) NDA pathway. 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Such reliance is typically predicated on a showing of bioequivalence or comparable bioavailability to an approved drug.

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

If we were to file an NDA under the 505(b)(2) regulatory for any of our product candidates, within 60 days of the agency’s receipt of our NDA, the FDA will make a threshold determination of whether the NDA is sufficiently complete to permit a substantive review. This 60-day review period is referred to as the filing review. If the NDA is sufficiently complete, the FDA will file the NDA. If the agency refuses to file the NDA, it will notify us and state the reason(s) for the refusal. The FDA may refuse to file our NDA for various reasons, including but not limited to, if:

•	the NDA is incomplete because it does not on its face contain the information required under the Federal Food, Drug and Cosmetic Act or the FDA’s regulations;

•

the NDA does not contain a statement that each nonclinical laboratory study was conducted in compliance with good laboratory practices requirements, or for each study not so conducted, a brief statement of the reason for the noncompliance;

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

Our decision to seek approval of our product candidates under 505(b)(2) may increase the risk that patent infringement suits are filed against us, which would delay the FDA’s approval of such product candidates.

In connection with any NDA that we file under 505(b)(2), if there are patents that claim the approved drug contained in our product candidates and referenced in our 505(b)(2) NDA, we must certify to the FDA and notify the patent holder that any patents listed for the approved drug in the FDA’s Orange Book publication are invalid, unenforceable or will not be infringed by the manufacture, use or sale of our prodrug. If a patent infringement lawsuit is filed against us within 45 days of its receipt of notice of our certification, the FDA is automatically prevented from approving our 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a court decision in the infringement case that is favorable to us, or such shorter or longer period as may be ordered by a court. Such actions are routinely filed by patent owners. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and patent litigation before our product candidates may be commercialized. We may not be successful in defending any patent infringement claim. Even if we are found not to infringe, or a plaintiff’s patent claims are found invalid or unenforceable, defending any such infringement claim would be expensive and time-consuming, and would delay launch of our product candidates and distract management from their normal responsibilities.

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

We anticipate that most of our product candidates, including Apadaz, if approved by the FDA, may be subject to a REMS requirement. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to a REMS requirement, which could increase the costs to us and reduce the commercial benefits to us from the sale of these product candidates.

Our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the United States Drug Enforcement Administration.

Before we can commercialize our product candidates, the United States Drug Enforcement Administration, or DEA, will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Most of our product candidates, including Apadaz, KP201/IR (APAP-free), KP511/ER, KP415, KP606/IR and KP746, if approved, will be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

We expect that most of our product candidates may be listed by the DEA as Schedule II controlled substances under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of the products will be subject to a high degree of regulation. However, we have requested in our NDA that Apadaz be listed as a Schedule III controlled substance based on its differential abuse potential when compared to other Schedule II controlled substances, such as IR hydrocodone combination products. None of the previously approved abuse deterrent formulations of opioids have received Schedule III designation. In 2014, the DEA rescheduled hydrocodone combination products into Schedule II from Schedule III. If our product candidates are ultimately listed as Schedule II controlled substances, then the importation of the APIs for our product candidates, as well as the manufacture, shipping, storage, sales and use of the products, will be subject to a high degree of regulation. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V, as well as every export of a Schedule I or II substance and a narcotic substance in Schedule III and IV. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Electronic prescriptions may also be permissible depending on the state, so long as the prescription complies with the DEA’s requirements for electronic prescriptions.

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

Clinical trials of our most advanced product candidate Apadaz have thus far found adverse events, such as dizziness, euphoria, drug withdrawal syndrome and nausea and other adverse events consistent with other opioid products.

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

We contract with a third party for the manufacture of Apadaz used in our clinical trials and with a sole source supplier for the manufacture of bulk quantities of KP201 used in Apadaz and we expect to continue to do so. This reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of KP201 or Apadaz or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We procure KP201 bulk drug substance from a sole source, third-party manufacturer and the Apadaz used in our clinical trials from another third party. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our other product candidates, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of KP201, other bulk drug substances or our product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

Provisions in our facility agreement with Deerfield may inhibit our ability to enter into specified transactions, including any joint venture, partnership or any other profit sharing arrangement.

Pursuant to the Deerfield facility, we may not enter into specified transactions, including any joint venture, partnership or any other profit sharing arrangement, without the prior approval of Deerfield. Deerfield’s interests may not always coincide with our corporate interests or the interests of our other stockholders, and Deerfield may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. If Deerfield does not approve our entry into specified transactions, it could significantly delay or inhibit the commercialization of our product candidates.

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

•

no assurance can be given that our patents would be declared by a court to be valid or enforceable or that a competitor’s technology or product would be found by a court to infringe our patents and our patents or patent applications may be challenged by third parties in patent litigation or in proceedings before the United States Patent and Trademark Office, or the USPTO, or its foreign counterparts, and may ultimately be declared invalid or unenforceable or narrowed in scope;

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

We have only a limited sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to enter into collaborations with one or more parties or establish our own sales and marketing organization. We have not yet determined our commercialization strategy for Apadaz or any of our other product candidates. Should we decide to establish our own sales, marketing and distribution capabilities, we would encounter a number of risks. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If any of our product candidates receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments, including less expensive generic treatments;

•	the ability to obtain abuse-deterrent claims in the labels for Apadaz and most of our other product candidates;

•	our ability to offer our prodrug products for sale at competitive prices;

•	the clinical indications for which our product candidates are approved;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the cost of treatment in relation to alternative treatments;

•	the steps that prescribers and dispensers must take, since most of our product candidates are controlled substances, as well as the perceived risks based upon their controlled substance status;

•	the ability to manufacture our product in sufficient quantities and yields;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement or willingness of patients to pay out of pocket in the absence of third-party coverage;

•	the prevalence and severity of any side effects;

•	any potential unfavorable publicity;

•	any restrictions on the use, sale or distribution of our product candidates, including through REMS; and

•	any restrictions on the use of our prodrug products together with other medications.

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

If approved, Apadaz will compete against currently marketed, branded and generic, IR hydrocodone/APAP combination products indicated for the short-term management of acute pain. Some of these currently marketed products include AbbVie’s Vicodin, Allergan’s Norco, Shionogi’s Xodol and UCB Pharma’s Lortab, in addition to multiple other branded and generic hydrocodone/APAP combination products marketed by companies including Allergan plc, Endo International plc, and Mallinckrodt plc. In addition, if approved, Apadaz will face potential competition from any abuse-deterrent or other IR hydrocodone/APAP combination products for the treatment of acute moderate to moderately severe pain that are currently in or may enter into clinical development.

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

If approved, our product candidate KP746 will compete against currently marketed, branded and generic oxymorphone products for the management of moderate to severe pain where the use of an opioid analgesic is appropriate. Some of these currently marketed products include Endo International plc’s Opana ER, in addition to other generic oxymorphone products marketed by companies including CorePharma, LLC, Impax Laboratories Inc., Mallinckrodt Inc., Roxane Laboratories, Inc. and Teva Pharmaceuticals USA, Inc. In addition, if approved, KP746 will face potential competition from any abuse-deterrent and other IR and ER oxymorphone products that are currently in or which may enter into clinical development.

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

We may not be able to obtain either five-year FDA regulatory exclusivity as a new chemical entity or three-year FDA regulatory exclusivity.

The FDA provides periods of regulatory exclusivity following their approval of an NDA, which provide the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug. Five-year exclusivity precludes approval of 505(b)(2) applications or ANDAs by delaying the submission or approval of the application, while three-year exclusivity precludes the approval of the application. We intend to seek new chemical entity, or NCE, status for KP415, and we may seek NCE for other prodrug product candidates as appropriate. Five years of exclusivity are available to NCEs following the approval of an NDA by the FDA. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. If a product is not eligible for the NCE exclusivity, it may be eligible for three years of exclusivity. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence trials, were essential to the approval of the application and were conducted or sponsored by the applicant.

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

•

the Health Insurance Portability and Accountability Act, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment  for, healthcare benefits, items or services relating to healthcare matters;

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

•

the federal Open Payments program, created under Section 6002 of the Affordable Care Act, or the ACA, and its implementing regulations, which imposes new annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to annually report certain payments and transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Travis C. Mickle, Ph.D., our president and chief executive officer, Gordon K. Johnson, our chief business officer, Tracy Woody, our chief commercial officer, R. LaDuane Clifton, our chief financial officer, Sven Guenther, Ph.D., our executive vice president research and development, and Daniel L. Cohen, our executive vice president government and public relations, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time. Dr. Mickle also has consulting obligations to Shire in addition to his duties as our president and chief executive officer, which may limit his availability to us.

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

As of March 31, 2016, we had 30 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from $6.41 to $26.15 through May 12, 2016. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the pharmaceutical industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	adverse regulatory announcements or determinations regarding our product candidates;

•	capital commitments;

•	investors’ general perception of us and our business;

•	recruitment or departure of key personnel; and

•	sales of our common stock, including sales by our directors and officers or specific stockholders.

Many of the factors described above are not within our control. For instance, in May 2016, we announced that the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of Apadaz, but voted 18 to two against inclusion of abuse-deterrent labeling for Apadaz. The announcement was followed by a substantial decrease in the trading price of common stock on The NASDAQ Global Market. We cannot guarantee that future announcements will not have similar effects on the trading price of our common stock.

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

As of May 11, 2016, we had outstanding immediately exercisable warrants to purchase 72,449 shares of our common stock at a weighted average exercise price of $5.65 per share that include anti-dilution provisions pursuant to which the exercise price of such warrants will be adjusted downward if we issue any shares of our common stock or any securities convertible into our common stock at a price per share or with an exercise or conversion price less than the exercise price of such warrants. Upon such an event, the exercise price of these warrants will be automatically adjusted to equal the price per share paid for, the conversion price of or the exercise price of such securities, as applicable, and the number of shares of common stock issuable upon exercise of each warrant will be proportionately increased.

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

According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 2,039,622 shares of our common stock, assuming a conversion date of March 31, 2016. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of March 31, 2016.

If Deerfield or the holders of the 2021 Notes elect to convert the Deerfield Note or the 2021 Notes your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

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

In June 2014, we entered into the Deerfield facility, pursuant to which Deerfield agreed to loan to us up to $60.0 million, subject to specified conditions. In June 2014, we drew down $25.0 million against the facility. Under the terms of the Deerfield facility, Deerfield is obligated to provide three additional tranches in the principal amounts of $10.0 million, $12.5 million and $12.5 million, respectively, upon our request and after the satisfaction of specified conditions, including the FDA’s acceptance of an NDA for Apadaz and, for the final two tranches, the subsequent approval for the commercial sale thereof. If these conditions do not occur, we may not be able to borrow any further tranches under the Deerfield facility, which would limit our cash flow and our ability to invest in the ongoing needs of our business. Deerfield is not obligated to issue any tranches under the Deerfield facility after June 30, 2016.

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

The 2021 Notes contain an embedded derivative, which requires mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations. Additionally, certain features of the 2021 Notes may result in the yield on the 2021 Notes not being deductible by us.

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

We are an “emerging growth company” as defined in the Jump-Start Our Business Startups Act, or JOBS Act, and we take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

As of March 31, 2016, we had federal net operating loss carryforwards of approximately $74.6 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of our initial public offering, the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

Unregistered Sales of Equity Securities

Between January 1, 2016 and March 31, 2016, we issued an aggregate of 819 shares of our common stock pursuant to the net-exercise provisions of outstanding warrants. We did not receive any cash or other consideration as the warrants were “net exercised” in full.

Between January 1, 2016 and March 31, 2016, we issued an aggregate of 7,157 shares of our common stock pursuant to the exercise of outstanding warrants for an aggregate cash purchase price of $28,749.75.

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

The net offering proceeds to us were $59.9 million, after deducting underwriting discounts and commissions totaling $4.5 million. In addition, offering expenses totaled $2.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated April 15, 2015, and filed with the SEC on April 16, 2015, pursuant to Rule 424(b) of the Securities Act. Through March 31, 2016, $13.9 million of the net proceeds had been used to fund the development of Apadaz and our other product candidates and for working capital and other general corporate purposes.

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

4.3

Form of Note representing the Company’s 5.50% Senior Convertible Notes due 2021 (included as Exhibit A to the Indenture incorporated by reference herein as Exhibit 4.2) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2016).

10.1

Second Amendment to Senior Secured Convertible Note and Warrant, by and between Registrant and Deerfield Private Design Fund III, L.P., dated January 6, 2016 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 11, 2016).

10.2

Third Amendment to Facility Agreement, Senior Secured Convertible Note and Warrant, by and between Registrant and Deerfield Private Design Fund III, L.P., dated February 3, 2016 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2016).

10.3#*	Employment Agreement by and between the Registrant and Daniel L. Cohen, dated as of April 13, 2016.
10.4#*	Amended and Restated Employment Agreement by and between the Registrant and Sven Guenther, dated as of April 13, 2016.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
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

KEMPHARM, INC.

Date: May 13, 2016	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.
4.2

Indenture, by and between the Registrant and U.S. Bank National Association, dated as of February 9, 2016 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2016).

4.3

Form of Note representing the Company’s 5.50% Senior Convertible Notes due 2021 (included as Exhibit A to the Indenture incorporated by reference herein as Exhibit 4.2) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2016).

10.1

Second Amendment to Senior Secured Convertible Note and Warrant, by and between Registrant and Deerfield Private Design Fund III, L.P., dated January 6, 2016 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 11, 2016).

10.2

Third Amendment to Facility Agreement, Senior Secured Convertible Note and Warrant, by and between Registrant and Deerfield Private Design Fund III, L.P., dated February 3, 2016 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2016).

10.3#*	Employment Agreement by and between the Registrant and Daniel L. Cohen, dated as of April 13, 2016.
10.4#*	Amended and Restated Employment Agreement by and between the Registrant and Sven Guenther, dated as of April 13, 2016.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
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