Form 10-Q
period 2016-06-30
KEMPHARM, INC
filed 2016-08-11
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Total shares of common stock outstanding as of August 9, 2016: 14,646,982

INDEX

KEMPHARM, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets:	1
	– As of June 30, 2016
	– As of December 31, 2015
	Condensed Statements of Operations:	2
	– Three and six months ended June 30, 2016 and 2015
	Condensed Statements of Cash Flows:	3
	– Six months ended June 30, 2016 and 2015
	Notes to Condensed Financial Statements:	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73
SIGNATURES		74

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	As of June 30,	As of December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,510	$32,318
Restricted cash	1,100	—
Marketable securities	55,134	19,002
Prepaid expenses and other current assets	824	2,758
Total current assets	84,568	54,078
Property and equipment, net	1,105	403
Long-term investments	18,850	—
Other long-term assets	111	109
Total assets	$104,634	$54,590

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,356	$4,906
Current portion of convertible notes	1,932	1,369
Current portion of term notes	—	2,041
Current portion of capital lease obligation	103	26
Total current liabilities	7,391	8,342
Convertible notes, net	90,389	7,412
Term notes, net	—	11,118
Derivative and warrant liability	6,043	37,839
Other long-term liabilities	478	—
Total liabilities	104,301	64,711

Commitments and contingencies (Note D)

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 14,646,982 shares issued and outstanding as of June 30, 2016 (unaudited); 14,490,954 shares issued and outstanding as of December 31, 2015	1	1
Additional paid-in capital	98,322	94,702
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2016 (unaudited) or December 31, 2015	—	—
Accumulated deficit	(97,990)	(104,824)
Total stockholders' equity (deficit)	333	(10,121)
Total liabilities and stockholders' equity (deficit)	$104,634	$54,590

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,988	2,768	8,222	4,887
General and administrative	4,287	3,188	8,023	4,165
Total operating expenses	9,275	5,956	16,245	9,052
Loss from operations	(9,275)	(5,956)	(16,245)	(9,052)
Other income (expense):
Loss on extinguishment of debt	—	—	(4,740)	—
Interest expense related to amortization of debt issuance costs and discount	(393)	(477)	(835)	(954)
Interest expense on principal	(1,475)	(654)	(2,625)	(1,286)
Fair value adjustment	20,763	(22,661)	31,041	(24,423)
Interest and other income	144	5	246	6
Total other income (expense)	19,039	(23,787)	23,087	(26,657)
Income (loss) before income taxes	9,764	(29,743)	6,842	(35,709)
Income tax benefit (expense)	4	—	(8)	(7)
Net income (loss)	$9,768	$(29,743)	$6,834	$(35,716)

Net income (loss) per share:
Basic	$0.59	$(2.45)	$0.41	$(4.91)
Diluted	$(0.58)	$(2.45)	$(1.36)	$(4.91)

Weighted average common shares outstanding:
Basic	14,597,449	12,157,514	14,546,576	7,272,326
Diluted	15,435,322	12,157,514	15,583,390	7,272,326

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$6,834	$(35,716)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on extinguishment of debt	4,740	—
Write-off of deferred offering costs	445	—
Stock-based compensation expense	2,279	964
Non-cash interest expense	2,443	1,280
Amortization of debt issuance costs and debt discount	835	954
Depreciation and amortization expense	55	40
Fair value adjustment	(31,041)	24,423
Change in assets and liabilities:
Prepaid expenses and other current assets	1,934	976
Other long-term assets	(2)	—
Accounts payable and accrued expenses	(693)	(2,175)
Other long-term liabilities	32	—
Net cash used in operating activities	(12,139)	(9,254)

Cash flows from investing activities:
Purchases of property and equipment	(219)	(40)
Restricted cash for collateral	(1,100)	—
Purchases of marketable securities and long-term investments	(65,627)	—
Maturity of marketable securities	10,645	—
Net cash used in investing activities	(56,301)	(40)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discounts and commissions	82,800	—
Proceeds from issuance of Series D-1 redeemable convertible preferred stock	—	4,000
Repayment of term notes and related accrued interest	(18,621)	—
Proceeds from initial public offering, net of discounts and commissions	—	59,892
Payment of deferred offering costs	—	(668)
Payment of debt and stock issuance costs	(673)	—
Repayment of obligations under capital lease	(15)	(15)
Proceeds from exercise of Series D preferred stock warrants	—	2
Proceeds from exercise of common stock options and warrants	141	51
Net cash provided by financing activities	63,632	63,262
Net (decrease) increase in cash and cash equivalents	(4,808)	53,968
Cash and equivalents, beginning of period	32,318	10,255
Cash and equivalents, end of period	$27,510	$64,223

Supplemental cash flow information:
Cash paid for interest	$182	$—
Unpaid offering costs charged to equity	—	1,870
Transfer of warrants to equity upon exercise	755	—
Fixed assets included in accounts payable and accrued expenses	50	—
Conversion of preferred stock into common stock upon initial public offering	—	28,209
Reclassification of 2013 warrants to equity	—	1,110
Fixed assets financed under a capital lease agreement	548	42

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

The Company has experienced recurring losses from operations and negative operating cash flows due to its ongoing research and development of its potential product candidates. The Company also has an accumulated deficit at June 30, 2016. Various internal and external factors will affect whether and when the candidates become approved drugs and how significant their market share will be. The length of time and cost of developing and commercializing these candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. Based upon its current operating plan, the Company believes that its existing cash and cash equivalents, restricted cash, marketable securities and long-term investments will enable it to fund its operating expenses and capital expenditure requirements through at least the next 24 months.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

Initial Public Offering

In April 2015, the Company completed an initial public offering (“IPO”) of its common stock. In connection with the initial closing of the IPO, the Company sold an aggregate of 5,090,909 shares of common stock at a price to the public of $11.00 per share. In May 2015, the underwriters in the IPO exercised their option to purchase additional shares pursuant to which the Company sold an additional 763,636 shares of common stock at a price equal to the public price of $11.00 per share. In the aggregate, net proceeds from the IPO, including net proceeds from the underwriters’ exercise of their option to purchase additional shares, were $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, offering expenses totaled $2.8 million. Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted or reclassified into 5,980,564 shares of common stock and all outstanding warrants to acquire shares of the Company’s redeemable convertible preferred stock became warrants to acquire the Company’s common stock. In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 250,000,000 shares, designated as common stock, and 10,000,000 shares, designated as preferred stock, each with a par value of $0.0001 per share.

Reclassifications

During the first quarter of 2016 the Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The adoption of ASU 2015-03 reduced the Company’s assets and liabilities by the amount of the debt issuance costs, which were $4.0 million and $1.1 million at June 30, 2016 and December 31, 2015, respectively. This reclassification had no effect on reported net income (loss).

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

In June 2014, the FASB issued ASU 2014-12, Compensation–Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period (“ASU 2014-12”). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company prospectively adopted ASU 2014-12 effective January 1, 2016. The adoption of ASU 2014-12 did not have a material impact on the financial statements as the Company does not have any performance-based awards whereby performance could be achieved after the requisite service period.

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

In April 2015, the FASB issued ASU 2015-03, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The adoption of ASU 2015-03 reduced the Company’s assets and liabilities by the amount of the debt issuance costs, which were $4.0 million and $1.1 million at June 30, 2016 and December 31, 2015, respectively. This reclassification had no effect on reported net income (loss).

Application of New or Revised Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued guidance codified in ASC Topic 606, Revenue Recognition—Revenue from Contracts with Customers ("ASC 606"), which amends the guidance in former ASC 605, Revenue Recognition, and becomes effective beginning January 1, 2018. The Company is currently evaluating the impact of the provisions of ASC 606 on its financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-06 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its financial statements and disclosures.

C. Debt Obligations

Deerfield Facility Agreement

On June 2, 2014, the Company entered into a $60 million facility agreement (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). The first payment to the Company under the terms of the Deerfield Facility Agreement consisted of a term loan of $15 million (the “Term Notes”) and a senior secured loan of $10 million (the “Deerfield Convertible Notes”). As of June 30, 2016, Deerfield is no longer obligated to provide the Company any additional disbursements under the Deerfield Facility Agreement. All loans issued under the Deerfield Facility Agreement bear interest at 9.75% per annum. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Notes into shares of the Company’s common stock at an initial conversion price of $5.85 per share.

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share and is treated as such in the earnings per share calculation (Note I). In the event that a Major Transaction occurs, as defined below, Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Put Option”). A Major Transaction is (i) a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or other similar event; (ii) the sale or transfer in one transaction or a series of related transactions of all or substantially all of the assets of the Company; (iii) a third-party purchase, tender or exchange offer made to the holders of outstanding shares, such that following such purchase, tender or exchange offer a change of control has occurred; (iv) the liquidation, bankruptcy, insolvency, dissolution or winding-up affecting the Company; (v) the shares of the Company’s common stock cease to be listed on any eligible market; and (vi) at any time, the shares of the Company’s common stock cease to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Company must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Facility Agreement on the fourth and fifth anniversaries of the Deerfield Facility Agreement. The Company is then obligated to repay the balance of the outstanding principal amount on February 14, 2020. The Company prepaid all outstanding interest and principal on the Term Notes in February 2016.

Interest accrued on outstanding debt under the Deerfield Facility Agreement is due quarterly in arrears. Upon notice to Deerfield, the Company may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Facility Agreement, provided that all such interest was due on July 1, 2016. The Company elected this option on all eight of the scheduled interest payments through June 30, 2016. The accrued interest added to outstanding principal is reflected in the condensed balance sheets as current portion of convertible notes and was paid to Deerfield on July 1, 2016.

Second Amendment to Senior Secured Convertible Note and Warrant

On January 6, 2016, the Company entered into a Second Amendment (the “Second Amendment”) to the Deerfield Convertible Notes and Deerfield Warrant, by and between the Company and Deerfield. The Second Amendment, among other things, clarified the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Notes and Deerfield Warrant, respectively, in the event that the Company effects a firm commitment underwritten public offering of its securities. Except as modified by the Second Amendment and Third Amendment (as described below), all terms and conditions of the Deerfield Convertible Notes and Deerfield Warrant remain in full force and effect.

Issuance of 2021 Notes and Third Amendment to Senior Secured Convertible Note and Warrant

On February 9, 2016, the Company issued $86.25 million aggregate principal amount of its 5.50% Senior Convertible Notes due 2021 (the “2021 Notes”) to Cowen and Company, LLC and RBC Capital Markets, LLC., as representatives of the several initial purchasers (the “Initial Purchasers”), who subsequently resold the 2021 Notes to qualified institutional buyers (the “Note Offering”) in reliance on the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

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

Line of Credit

The Company has a $100,000 credit agreement with Wells Fargo Bank, N.A. (the “Second Line of Credit Agreement”). As of June 30, 2016, the Company had $73,000 available under the Second Line of Credit Agreement. The draws from this line of credit line are recorded in accounts payable and accrued expenses in the balance sheet. The Second Line of Credit Agreement is uncollateralized and contains no financial covenants. Borrowings under the Second Line of Credit Agreement carry interest at a rate equal to the prime rate plus 9.99% per annum. The Company is required to make interest only payments on any draws under the Second Line of Credit Agreement. The draws from this line of credit do not begin accumulating interest until the draw has been outstanding at least thirty days. The interest rate under the Second Line of Credit Agreement was 13.49% as of June 30, 2016.

During the second quarter of 2016, the Company closed its prior $50,000 credit agreement with Wells Fargo Bank, N.A.

Also during the second quarter of 2016, the Company opened a new line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Third Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. The line of credit has a maturity date of January 31, 2018. As of June 30, 2016, the Company had no outstanding balance under the line of credit. The Third Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the borrowing capacity under the line of credit, held by the same bank institution. The money market account is reported as restricted cash on the balance sheet. The line of credit contains no financial covenants. Borrowings under the Third Line of Credit Agreement carry interest at a rate equal to the prime rate plus 2.00% per annum. The interest rate under the Third Line of Credit Agreement was 2.47% as of June 30, 2016.

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

E. Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

In April 2015, the Company amended and restated its Certificate of Incorporation to decrease the number of its authorized shares of preferred stock to 10,000,000 shares with a par value of $0.0001 per share. As described in Note A, in April 2015, the Company completed an IPO of its common stock. Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted or reclassified into an aggregate of 5,980,564 shares of the Company’s common stock. As of June 30, 2016, the Company had 10,000,000 shares of authorized and undesignated preferred stock and did not have any preferred stock outstanding.

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

Warrants

As described in Note A, in April 2015, the Company completed an IPO of its common stock. Upon completion of the IPO, and as of June 30, 2016, warrants to purchase 15,499,324 shares of Series D Preferred were reclassified into warrants to purchase 2,066,543 shares of the Company’s common stock.

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

F. Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 14,646,982 and 14,490,954 shares of common stock were issued and outstanding at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015, the Company had reserved authorized shares of common stock for future issuance as follows:

	June 30, 2016	December 31, 2015
Conversion of Deerfield Convertible Notes	2,088,931	1,991,219
Conversion of 2021 Notes	5,040,914	—
Outstanding awards under equity incentive plans	2,238,153	1,397,511
Outstanding common stock warrants	2,087,477	2,325,383
Possible future issuances under equity incentive plans	1,130,111	1,410,848
Total common shares reserved for future issuance	12,585,586	7,124,961

Common Stock Activity

The following table summarizes common stock activity for the six months ended June 30, 2016:

Shares of Common Stock
Balance at December 31, 2015	14,490,954
Common stock warrants exercised	141,095
Common stock options exercised	14,933
Balance at June 30, 2016	14,646,982

The Company calculates the fair value of common stock warrants using a Monte Carlo simulation. There were warrants exercised for an aggregate of 141,095 and 12,251 shares of common stock during the six months ended June 30, 2016 and 2015, respectively. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded within other expenses in the statements of operations.

G. Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board, and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 2,846,304 as of June 30, 2016. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2016, the common stock reserved for issuance under the 2014 Plan automatically increased by 579,638 shares.

During the three and six months ended June 30, 2016, stock options were exercised for a total of 14,933 shares of common stock. No stock options were exercised during the three and six months ended June 30, 2015.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$268	$185	$455	$220
General and administrative	989	688	1,824	744
	$1,257	$873	$2,279	$964

There was no stock-based compensation expense related to performance-based incentive awards recognized during the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company recognized $29,000 of stock-based compensation expense related to performance-based incentive awards included in research and development expenses in connection with the vesting of stock options exercisable for an aggregate of 13,333 shares of common stock as a result of the acceptance of the new drug application for Apadaz for priority review in February 2016. During the three and six months ended June 30, 2015, the Company recognized approximately $0.6 million and $0.7 million, respectively, of stock-based compensation expense related to performance-based incentive awards included in general and administrative expenses and $0.2 million of stock-based compensation expense related to performance-based incentive awards included in research and development expenses. These awards were in connection with the grant of fully vested stock options exercisable for an aggregate of 134,665 shares of common stock during the first quarter of 2015 and upon completion of the Company's IPO during the second quarter of 2015.

H. Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

The fair value of the Deerfield Convertible Notes and the 2021 Notes was $8.5 million and $48.0 million, respectively, at June 30, 2016. Both the Deerfield Convertible Notes and the 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgements to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2016, and December 31, 2015 (in thousands):

	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$53	$—	$—	$53
Deerfield Warrant liability	5,404	—	—	5,404
Embedded Put Option	557	—	—	557
Fundamental change and make-whole interest provisions embedded in 2021 Notes	29	—	—	29
Total liabilities	$6,043	$—	$—	$6,043
Trading securities:
Certificates of deposit	11,911	11,911	—	—
Government bonds	62,073	62,073	—	—
Total assets	$73,984	$73,984	$—	$—

	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$3,877	$—	$—	$3,877
Deerfield Warrant liability	33,750	—	—	33,750
Embedded Put Option	212	—	—	212
Total liabilities	$37,839	$—	$—	$37,839
Trading securities:
Certificates of deposit	8,951	8,951	—	—
Government bonds	10,051	10,051	—	—
Total assets	$19,002	$19,002	$—	$—

The Company’s Underwriter Warrant liability, Deerfield Warrant liability, embedded Put Option, and the fundamental change and the make-whole interest provisions embedded in the 2021 Notes, as well as the trading securities are measured at fair value on a recurring basis. As of June 30, 2016 and December 31, 2015, the Underwriter Warrant liability, Deerfield Warrant liability, and embedded Put Option are reported on the balance sheet in derivative and warrant liability, while the trading securities are reported on the balance sheet in marketable securities and long-term investments. The 2021 Notes were issued during the first quarter of 2016 and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reported on the balance sheet in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Underwriter Warrant liability and the embedded Put Option at June 30, 2016 and December 31, 2015. A Monte Carlo simulation was also used to value the fundamental change and make-whole interest provisions embedded in the 2021 Notes as of the issuance date and June 30, 2016. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Underwriter Warrant liability, the Deerfield Warrant liability, the embedded Put Option and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reflected in the statements of operations as a fair value adjustment. A 10% increase in the enterprise value would result in an increase of $11,000 in the estimated fair value of the Underwriter Warrant liability, an increase of $0.6 million in the estimated fair value of the Deerfield Warrant liability, an increase of $38,000 in the estimated fair value of the embedded Put Option, and an increase of $7,000 in the estimated fair value of the fundamental change and make-whole interest provisions embedded in the 2021 Notes at June 30, 2016.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$27,479	$17,728	$37,839	$15,966
Reclassification of 2013 Convertible Notes	—	(1,110)	—	(1,110)
Exercise of warrants	(673)	—	(755)	—
Adjustment to fair value	(20,763)	22,661	(31,041)	24,423
Balance at end of period	$6,043	$39,279	$6,043	$39,279

From June 2013 through October 2013, the Company issued 10.0% unsecured convertible promissory notes (the “2013 Convertible Notes”). The 2013 Convertible Notes accrued interest from the date of issuance through the maturity date, with such interest payable in cash upon maturity. The 2013 Convertible Notes did not have a stated maturity date and instead matured under various scenarios, such as the sale of substantially all of the assets of the Company, dissolution of the Company, failure to observe covenants, and voluntary or involuntary bankruptcy. In accordance with the terms of the 2013 Convertible Notes, and effected by the written consent of the holders of a majority of the outstanding principal of such notes, on June 2, 2014, the principal amount of the 2013 Convertible Notes and all accrued interest converted into shares of Series D Preferred. Upon the conversion of the 2013 Convertible Notes, the embedded conversion feature of the 2013 Convertible Notes and Put Option were marked to fair value and recorded in derivative and warrant liability. Upon the IPO, in April 2015, the Company reclassified the 2013 Convertible Notes into equity.

I. Net Income (Loss) Per Share

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert or are reclassified into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during the period. Due to the existence of net losses for the three and six month periods ended June 30, 2015, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted-average shares of common stock outstanding for the three and six month periods ended June 30, 2016 and 2015 because their effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2016	2015
Warrants to purchase common stock	164,400	2,650,212
Awards under equity incentive plans	2,238,153	943,304
Deerfield Convertible Notes	2,088,931	1,896,843
2021 Notes	5,040,914	—
Total	9,532,398	5,490,359

The following table reconciles basic earnings per share of common stock to diluted earnings per share of common stock for the three and six months ended June 30, 2016 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2016
Basic earnings per share of common stock:
Net earnings	$9,768	$6,834
Less: Net earnings allocable to participating securities	(1,137)	(798)
Net earnings allocable to shares of common stock	8,631	6,036
Less: Dividends declared or accumulated	—	—
Undistributed earnings allocable to shares of common stock, basic	$8,631	$6,036
Weighted-average shares of common stock outstanding	14,597	14,547
Basic earnings per share of common stock	$0.59	$0.41
Diluted loss per share of common stock:
Net earnings	$9,768	$6,834
Less: Fair value adjustment for Deerfield stock warrants	(18,769)	(28,001)
Net loss allocable to shares of common stock, diluted	$(9,001)	$(21,167)
Weighted-average shares of common stock outstanding	14,597	14,547
Dilutive effect of Deerfield stock warrants	838	1,037
Weighted-average shares of common stock outstanding, diluted	15,435	15,583
Diluted loss per share of common stock	$(0.58)	$(1.36)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs that we believe will be improved versions of widely prescribed, approved drugs. We employ our Ligand Activated Therapy, or LAT, platform technology to create our prodrugs, which in some cases may be eligible for composition-of-matter patent protection. We are building a pipeline of prodrug product candidates that target large market opportunities in pain, attention deficit hyperactivity disorder, or ADHD and central nervous system, or CNS, disorders. We own worldwide commercial rights for all of our product candidates, except that Shire Pharmaceuticals, LLC, or Shire, has a right of first refusal to acquire, license or commercialize our prodrug of methylphenidate, or KP415, which we are developing for the treatment of ADHD.

We previously submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for our product candidate Apadaz, which consists of KP201, our prodrug of hydrocodone, and acetaminophen. In June 2016, the FDA issued a complete response letter, or CRL, for our Apadaz NDA. Generally, the FDA issues CRLs to indicate that the FDA considers the review cycle for an application complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz. In August 2016, we completed our End-of-Review, or EOR, meeting with the FDA. At the EOR meeting, the Company and the FDA discussed the issues identified by the FDA in the Apadaz NDA and what we believe is the potential to achieve a path forward for an Apadaz product label that could include abuse deterrence claims. The meeting also involved discussions pertaining to abuse deterrence in relation to the broader immediate-release, or IR, prescription opioid market, hydrocodone-acetaminophen combination products, and published industry guidance from the FDA concerning the evaluation and labeling of abuse deterrent opioids.

We have employed our LAT platform technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely prescribed drugs. Our pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
Pain
Hydrocodone (IR)	Apadaz	FDA End-of-Review Meeting August 2016	Under FDA Regulatory Review
Hydrocodone (IR)	KP201/IR (APAP-free)	Clinical	NDA Submission - 2018 Human POC Data - 2017
Hydromorphone (ER)	KP511/ER	“Fast Track” Designation May 2016	NDA Submission - 2018 Human POC Data – 2016
Oxycodone (IR)	KP606/IR	Preclinical	NDA Submission - TBD
Oxymorphone	KP746	Preclinical	Human POC Data - TBD
ADHD
Methylphenidate (controlled release)	KP415	Preclinical	NDA Submission - 2019 Human POC Data - 2016
CNS
Quetiapine	KP303	Preclinical	Human POC Data - TBD

We are a development stage company and have not generated any revenue. We have incurred operating losses since our inception and, as of June 30, 2016, had an accumulated deficit of $98.0 million. Our net operating losses for the six months ended June 30, 2016 and 2015 were $16.2 million and $9.1 million, respectively.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	continue research and preclinical development and initiate clinical trials of our other product candidates;

•	seek to discover and develop additional product candidates;

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

Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, if ever, any of our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these securities or this debt may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

We are responsible for all costs of any KP201 manufactured during a specified validation process for KP201. After completion of the validation process, but prior to the commercial launch of KP201, JMI will manufacture batches of KP201 at a price to be negotiated. Failure to agree upon this pricing would result in JMI supplying these batches to us free of charge and we would pay JMI an additional royalty payment on such batches. The percentage royalty rate ranges from the low teens at low volumes to the low single digits at higher volumes and is additive to any minimum royalty we may owe JMI on such batch. If there is a commercial launch of Apadaz, JMI will manufacture and supply KP201 at a price equal to JMI’s fully allocated manufacturing cost.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Period-to-
	2016	2015	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,988	2,768	2,220
General and administrative	4,287	3,188	1,099
Total operating expenses	9,275	5,956	3,319
Loss from operations	(9,275)	(5,956)	(3,319)
Other income (expense):
Interest expense related to amortization of debt issuance costs and discount	(393)	(477)	84
Interest expense on principal	(1,475)	(654)	(821)
Fair value adjustment	20,763	(22,661)	43,424
Interest and other income	144	5	139
Total other income (expense)	19,039	(23,787)	42,826
Income (loss) before income taxes	9,764	(29,743)	39,507
Income tax benefit	4	—	4
Net income (loss)	$9,768	$(29,743)	$39,511

Research and Development

Research and development expenses increased by $2.2 million, from $2.8 million for the three months ended June 30, 2015, to $5.0 million for the three months ended June 30, 2016. This increase was primarily attributable to a $1.1 million increase in third-party research and development costs, a $0.6 million increase in professional fees and other expenses related to preparation for, and attendance at, the FDA advisory committee meeting held during the second quarter of 2016, and a $0.5 million increase in salaries and personnel-related costs due to increased headcount.

General and Administrative

General and administrative expenses increased by $1.1 million, from $3.2 million for the three months ended June 30, 2015, to $4.3 million for the three months ended June 30, 2016. This increase was primarily attributable to a $0.8 million increase in professional fees and other expenses related to Apadaz pre-commercialization efforts and a $0.3 million increase in stock-based compensation expense related to the issuance of new stock awards in the three month period ended June 30, 2016 as compared to the same period in 2015.

Other Income (Expense)

Other income (expense) increased by $42.8 million, from an expense of $23.8 million for the three months ended June 30, 2015, to income of $19.0 million for the three months ended June 30, 2016. This change was primarily attributable to the $43.4 million increase in the fair value adjustment related to the decrease in value of our derivative and warrant liability, a $0.1 million increase in amortization of debt issuance costs and discount and a $0.1 million increase in interest and other income. These increases in other income (expense) were partially offset by an increase of $0.8 million in interest expense related to the our $60 million facility agreement, dated as of June 2, 2014, or the Deerfield facility, with Deerfield Private Design Fund III, LP, or Deerfield, and our $86.25 million aggregate principal amount of its 5.50% Senior Convertible Notes due 2021, or the 2021 Notes, during the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Period-to-
	2016	2015	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	8,222	4,877	3,335
General and administrative	8,023	4,165	3,858
Total operating expenses	16,245	9,052	7,193
Loss from operations	(16,245)	(9,052)	(7,193)
Other income (expense):
Loss on extinguishment of debt	(4,740)	—	(4,740)
Interest expense related to amortization of debt issuance costs and discount	(835)	(954)	119
Interest expense on principal	(2,625)	(1,286)	(1,339)
Fair value adjustment	31,041	(24,423)	55,464
Interest and other income	246	6	240
Total other income (expense)	23,087	(26,657)	49,744
Income (loss) before income taxes	6,842	(35,709)	42,551
Income tax expense	(8)	(7)	(1)
Net income (loss)	$6,834	$(35,716)	$42,550

Research and Development

Research and development expenses increased by $3.3 million, from $4.9 million for the six months ended June 30, 2015, to $8.2 million for the six months ended June 30, 2016. This increase was primarily attributable to a $1.2 million increase in third-party research and development costs, a $1.2 million increase in professional fees and other expenses related to preparation for, and attendance at, the FDA advisory committee meeting held during the second quarter of 2016, a $0.9 million increase in salaries and personnel-related costs due to increased headcount.

General and Administrative

General and administrative expenses increased by $3.8 million, from $4.2 million for the six months ended June 30, 2015, to $8.0 million for the six months ended June 30, 2016. This increase was primarily attributable to a $2.0 million increase in professional fees and other expenses related to Apadaz pre-commercialization efforts, a $1.1 million increase in stock-based compensation expense related to the issuance of new stock awards in the six month period ended June 30, 2016 as compared to the same period in 2015, and a $0.7 million increase in salaries and personnel-related costs due to increased headcount.

Other Income (Expense)

Other income (expense) increased by $49.7 million, from an expense of $26.6 million for the six months ended June 30, 2015, to income of $23.1 million for the six months ended June 30, 2016. This change was primarily attributable to the $55.5 million increase in the fair value adjustment related to the decrease in value of our derivative and warrant liability, and a $0.2 million increase in interest and other income. These increases in other income (expense) were partially offset by a $4.7 million loss on extinguishment of debt recognized in the first quarter of 2016 related to the repayment of the term note issued to Deerfield and an increase of $1.3 million in interest expense related to the Deerfield facility agreement and the 2021 Notes during the six months ended June 30, 2016.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2016, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering. As of June 30, 2016, we had cash and cash equivalents of $27.5 million, restricted cash of $1.1 million, marketable securities of $55.1 million and long-term investments of $18.9 million. We completed the initial closing of our initial public offering in April 2015, with a subsequent closing in May 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters’ exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

We have incurred operating losses since our inception and, as of June 30, 2016, had an accumulated deficit of $98.0 million. We anticipate that we will continue to incur operating losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Deerfield Facility

In June 2014, we entered into the $60.0 million multi-tranche credit facility with Deerfield. At the time we entered into the Deerfield facility, we borrowed the first tranche, which consisted of a $15.0 million term note and a $10.0 million senior secured convertible note. As of June 30, 2016, Deerfield is no longer obligated to provide us any additional disbursements under the Deerfield facility. All loans issued under the Deerfield facility bear interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield facility is due quarterly in arrears. Upon notice to Deerfield, we may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield facility, provided that all such interest was due on July 1, 2016. We elected this option on all eight of the scheduled interest payments through June 30, 2016 and paid all such interest on July 1, 2016. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield facility on the fourth and fifth anniversaries of the Deerfield facility. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020.

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

The 2021 Notes are not redeemable prior to the maturity date, and no sinking fund is provided for the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. These notes are not considered participating securities.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Period-to
	2016	2015	Period Change
Net cash used in operating activities	$(12,139)	$(9,254)	$(2,885)
Net cash used in investing activities	(56,301)	(40)	(56,261)
Net cash provided by financing activities	63,632	63,262	370
Net increase in cash and cash equivalents	$(4,808)	$53,968	$(58,776)

Operating Activities

For the six months ended June 30, 2016, net cash used in operating activities of $12.1 million consisted of net income of $6.8 million and $1.3 million provided by changes in working capital, which includes the impact of the refund of the $2.4 million user fee for the Apadaz NDA; offset by $20.2 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of changes in fair value of our derivative and warrant liabilities of $31.0 million, partially offset by a loss on extinguishment of debt of $4.7 million primarily comprised of the write-off of debt issuance costs and debt discount and a make-whole interest payment related to the repayment of the term note issued under the Deerfield facility, non-cash interest expense of $2.5 million, stock-based compensation expense of $2.3 million, amortization of debt issuance costs and debt discount of $0.8 million and a $0.5 million write-off of deferred offering costs.

For the six months ended June 30, 2015, net cash used in operating activities of $9.3 million consisted of a net loss of $35.7 million and $1.2 million used by change in working capital; partially offset by $27.7 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of changes in fair value of our derivative and warrant liabilities of $24.4 million, non-cash interest expense of $1.3 million, stock-based compensation expense of $1.0 million, and amortization of debt issuance costs and debt discount of $1.0 million.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities of $56.3 million consisted of purchases of marketable securities and long-term investments of $65.6 million, restricted cash used for collateral of $1.1 million and purchases of property and equipment of $0.2 million; partially offset by maturity of marketable securities of $10.6 million during the period.

For the six months ended June 30, 2015, net cash used in investing activities was $40,000, which was primarily attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities was $63.6 million. Net cash consisted of (i) $82.8 million in proceeds, net of discounts and commissions, from the issuance of the 2021 Notes, of which we used approximately $18.6 million to repay in full the $15.0 million principal amount, accrued but unpaid interest, a make whole interest payment and a prepayment premium all related to the term note issued under the Deerfield facility and (ii) $0.1 million in proceeds from the exercise of common stock options and warrants; partially offset by payment of debt issuance costs of $0.7 million.

For the six months ended June 30, 2015, net cash provided by financing activities was $63.2 million. Net cash consisted of (i) $59.9 million in proceeds, net of discounts and commissions, from our initial public offering, in which we issued and sold 5,090,909 shares of our common stock at a public offering price of $11.00 per share on April 21, 2015, and subsequently, sold an additional 763,636 shares of our common stock pursuant to the underwriters' option to purchase additional shares on May 12, 2015, and (ii) proceeds of $4.0 million from the issuance of the Series D-1 redeemable convertible preferred stock on February 19, 2015, partially offset by payment of deferred offering costs of $0.7 million.

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize one of our product candidates. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We also expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, marketable securities and long-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least the next 24 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our preclinical studies, clinical trials and other product development and commercialization activities;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the ability to obtain abuse-deterrent claims in the labels for our product candidates;

•	the number and development requirements of other product candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the efforts necessary to institute post-approval regulatory compliance requirements;

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

Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, if ever, any of our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these securities or this debt may restrict our ability to operate. The Deerfield facility includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the U.S. Securities and Exchange Commission, or SEC.

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

Interest Rate Sensitivity

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2016, we had cash and cash equivalents of $27.5 million, restricted cash of $1.1 million, marketable securities of $55.1 million and long-term investments of $18.9 million. We currently do not hedge interest rate exposure. Because of the fixed rate of interest on substantially all of our outstanding debt, an immediate 10% increase in interest rates would not have a material effect on our results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

In light of our receipt of a CRL from the FDA regarding our NDA for Apadaz, the U.S. regulatory pathway for Apadaz and our other prodrugs is uncertain, and we may never obtain regulatory approval in the United States.

In December 2015, we submitted an NDA to the FDA for the marketing and sale of Apadaz. The NDA was accepted for filing by the FDA in February 2016. In June 2016, the FDA issued a CRL regarding the NDA, indicating that their review was complete and the NDA was not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz.

In August 2016, we completed our EOR meeting with the FDA. At the EOR meeting, the Company and the FDA discussed, the issues identified by the FDA in the Apadaz NDA and what we believe is the potential to achieve a path forward for an Apadaz product label that could include abuse deterrence claims. Despite this EOR meeting with the FDA, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

While we are in the process of determining our path forward regarding the Apadaz NDA, which includes the option to make a regulatory appeal of the FDA’s determination regarding Apadaz, we cannot guarantee that any such appeal or any other action will be resolved in our favor. As a result, the approval of our NDA for Apadaz has been substantially delayed and may never occur.

We cannot predict whether the FDA will have concerns regarding the abuse deterrent or other features of our product candidates for any future NDA we may file. If the FDA were to raise similar concerns regarding the abuse deterrent or other features of our product candidates in the future, the FDA may not approve any such product candidates or we may not have sufficient capital resources to fully fund any new trials that the FDA may require as a condition to approval of our product candidates.

The U.S. regulatory pathway for Apadaz, and potentially our other product candidates, is highly uncertain at this time, and we may never obtain regulatory approval of any of our product candidates in the United States. If that were to occur, it would have a material adverse effect on our operations and financial condition.

We have incurred significant operating losses since our inception. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.

We have incurred operating losses since our inception and, as of June 30, 2016, had an accumulated deficit of $98.0 million. Our net operating losses for the six months ended June 30, 2016 and 2015, were $16.2 million and $9.1 million, respectively. We have financed our operations to date with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt and $59.9 million in aggregate net proceeds from our initial public offering.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of many of our product candidates, and we have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

•	seek regulatory approvals for product candidates that successfully complete clinical trials;

•	continue research and preclinical development and initiate clinical trials of our other product candidates;

•	seek to discover and develop additional product candidates;

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	the progress and results of our preclinical studies, clinical trials and other product development and commercialization activities;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the ability to obtain abuse-deterrent claims in the labels for our product candidates;

•	the number and development requirements of other product candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the efforts necessary to institute post-approval regulatory compliance requirements;

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable, and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, if ever, any of our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these securities or this debt may restrict our ability to operate. The Deerfield facility includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. Additionally, in February 2016, we issued the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt securities or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

A key element of our strategy is to use our LAT platform technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates, we may not be able to develop prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. For instance, in June 2016, we received a CRL from the FDA for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. If we do not successfully develop and commercialize product candidates based upon our LAT platform technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

If we are not able to obtain required regulatory approvals for our product candidates, we will not be able to commercialize them and our ability to generate revenue or profits or to raise future capital could be limited.

In December 2015, we submitted to the FDA an NDA for Apadaz for an indication of the short-term management of acute pain. The FDA subsequently accepted this NDA for priority review in February 2016. In June 2016, the FDA issued a CRL regarding the NDA for Apadaz indicating that the review cycle for the application was complete and the application was not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz. In August 2016, we completed our EOR meeting with the FDA. At the EOR meeting, the Company and the FDA discussed, the issues identified by the FDA in the Apadaz NDA and what we believe is the potential to achieve a path forward for an Apadaz product label that could include abuse deterrence claims.  Despite this EOR meeting with the FDA, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country and change over time. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approvals in such countries. In the United States, the FDA generally requires the completion of nonclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality and other factors before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. Other than the submission of our NDA for Apadaz to the FDA, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

The success of our product candidates will depend on the receipt and maintenance of regulatory approval and the issuance and maintenance of such approval is uncertain and subject to a number of risks, including the following:

•	the FDA or comparable foreign regulatory authorities, institutional review boards, or IRBs, or ethics committees may disagree with the design or conduct of our clinical trials;

•

the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other regulatory agencies for marketing approval or for us to receive approval for claims that are necessary for commercialization, for instance in June 2016 the FDA issued a CRL for our Apadaz NDA;

•	the dosing in a particular clinical trial may not be at an optimal level;

•	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related our product candidates;

•	the data collected from clinical trials may not be sufficient to support submissions to regulatory authorities or to obtain regulatory approval in the United States or elsewhere;

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

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive nonclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication and manufacturing quality. Additionally, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or that any future trials will be successful. For example, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of Apadaz, but voted 18 to two against inclusion of abuse deterrent labeling for Apadaz. Additionally, in June 2016, we received a CRL from the FDA for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. Any product candidates we develop may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

We are very early in our development efforts and only a limited number of our product candidates have entered clinical development. All of our other active product candidates are still in preclinical development. If we are unable to commercialize our product candidates, or experience significant delays in doing so, our business will be harmed.

We are very early in our development efforts and only a limited number of our product candidates have entered clinical development. All of our other active product candidates are still in preclinical development. We have not completed the development of any product candidates, we generate no revenue from the sale of any prodrugs and we may never be able to develop a marketable prodrug product. We have invested substantially all of our efforts and financial resources in the development of our LAT platform technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from our product candidates will depend heavily on their successful development and eventual commercialization. The success of our product candidates will depend on several factors, including:

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

•

receipt of timely marketing approvals from applicable regulatory authorities, including, if applicable, the determination by the U.S. Drug Enforcement Administration, or DEA, of the controlled substance schedule for a product candidate, taking into account the recommendation of the FDA;

•	obtaining abuse-deterrent claims in the labels for our product candidates;

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

The commercial success of most of our product candidates will depend upon our ability to obtain FDA-approved labeling describing their abuse-deterrent features. Our failure to achieve FDA approval of product labeling containing such information will prevent our advertising and promotion of the abuse-deterrent features of our product candidates in order to differentiate them from other similar products. This would make our products less competitive in the market.

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

There can be no assurance that any of our product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our trials do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. For instance, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 18 to two against inclusion of abuse-deterrent labeling for Apadaz. Subsequently, in June 2016, the FDA issued a CRL for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz.

As with all claims, we will be required to provide adequate substantiation. For example, we will need to demonstrate that our product candidates have abuse-deterrent properties sufficient to achieve abuse-deterrent labeling.

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

A key element of our strategy is to seek FDA approval for most of our product candidates through the 505(b)(2) NDA pathway. 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Such reliance is typically predicated on a showing of bioequivalence or comparable bioavailability to an approved drug.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Interpretation of results from early, usually smaller, studies that suggest positive trends in some subjects, requires caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints, or lack of trial endpoints in exploratory studies, subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, in June 2016 the FDA issued a CRL for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz.

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

The FDA has indicated that some opioid drugs formulated with the active ingredients hydrocodone, fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone and others will be required to have a REMS to ensure that the benefits of the drugs continue to outweigh the risks. The FDA has already approved a REMS for ER, and long-acting opioids as part of a federal initiative to address inappropriate prescribing and prescription drug abuse and misuse, which the FDA continually updates. The REMS introduces new safety measures designed to reduce risks and improve the safe use of ER and long-acting opioids, while ensuring access to needed medications for patients in pain. The ER and long-acting opioid REMS affects more than 25 companies that manufacture these opioid analgesics. Under the new REMS, companies are required to make education programs available to prescribers. It is expected that companies will meet this obligation by taking specific steps to ensure that health care providers are aware of the availability of the training and by providing educational grants to continuing education providers, who will develop and deliver the training. The REMS also requires companies to make available FDA-approved patient education materials on the safe use of these drugs. The companies must perform periodic assessments of the implementation of the REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program. Independent audits must also be conducted of the educational efforts.

We anticipate that most of our product candidates, if approved by the FDA, may be subject to a REMS requirement. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to a REMS requirement, which could increase the costs to us and reduce the commercial benefits to us from the sale of these product candidates.

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

We expect that most of our product candidates may be listed by the DEA as Schedule II controlled substances under the CSA. If our product candidates are listed as Schedule II controlled substances, then the importation of the APIs for our product candidates, as well as the manufacture, shipping, storage, sales and use of the products, will be subject to a high degree of regulation. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V, as well as every export of a Schedule I or II substance and a narcotic substance in Schedule III and IV. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Electronic prescriptions may also be permissible depending on the state, so long as the prescription complies with the DEA’s requirements for electronic prescriptions.

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

On March 21, 2012, we entered into an asset purchase agreement with Shire, pursuant to which we sold assets and intellectual property to Shire. As partial consideration for this sale, we and our chief executive officer, Travis C. Mickle, Ph.D., agreed not to compete with Shire in the development, commercialization, production or distribution of amphetamine amino acid conjugate products until March 21, 2017. KP415 is a prodrug of methylphenidate, not amphetamine amino acid conjugate products, therefore, our development of KP415 would not violate the non-competition restrictions. As a result, we have not engaged in any development efforts for such product candidates and will not engage in any such development efforts until the expiration of this non-competition provision, if at all. Prior to such time, our competitors may make substantial development progress regarding similar product candidates and even obtain FDA or other regulatory approval for similar product candidates. This could result in our competitors establishing a strong market position before we are able to enter the market or begin our development process, which may prevent us from entering such market altogether.

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

We have only a limited sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to enter into collaborations with one or more parties or establish our own sales and marketing organization. We have not yet determined our commercialization strategy for any of our product candidates. Should we decide to establish our own sales, marketing and distribution capabilities, we would encounter a number of risks. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If any of our product candidates receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments, including less expensive generic treatments;

•	the ability to obtain abuse-deterrent claims in the labels for most of our product candidates;

•	our ability to offer our prodrug products for sale at competitive prices;

•	the clinical indications for which our product candidates are approved;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the cost of treatment in relation to alternative treatments;

•	the steps that prescribers and dispensers must take, since most of our product candidates are controlled substances, as well as the perceived risks based upon their controlled substance status;

•	the ability to manufacture our product in sufficient quantities and yields;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement or willingness of patients to pay out of pocket in the absence of third-party coverage;

•	the prevalence and severity of any side effects;

•	any potential unfavorable publicity;

•	any restrictions on the use, sale or distribution of our product candidates, including through REMS; and

•	any restrictions on the use of our prodrug products together with other medications.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from $3.52 to $26.15 through August 9, 2016. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Many of the factors described above are not within our control. For instance, in May 2016, we announced that the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of Apadaz, but voted 18 to two against inclusion of abuse deterrent labeling for Apadaz. The announcement was followed by a substantial decrease in the trading price of our common stock on The NASDAQ Global Market. Additionally, when we announced in June 2016 that the FDA had issued a CRL for our Apadaz NDA, the trading price of our common stock on The NASDAQ Global Market was subject to another substantial decrease. We cannot guarantee that future announcements will not have similar effects on the trading price of our common stock.

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

As of June 30, 2016, we had outstanding immediately exercisable warrants to purchase 59,714 shares of our common stock at a weighted average exercise price of $5.85 per share that include anti-dilution provisions pursuant to which the exercise price of such warrants will be adjusted downward if we issue any shares of our common stock or any securities convertible into our common stock at a price per share or with an exercise or conversion price less than the exercise price of such warrants. Upon such an event, the exercise price of these warrants will be automatically adjusted to equal the price per share paid for, the conversion price of or the exercise price of such securities, as applicable, and the number of shares of common stock issuable upon exercise of each warrant will be proportionately increased.

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

According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 2,088,931 shares of our common stock, assuming a conversion date of June 30, 2016. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of June 30, 2016.

If Deerfield or the holders of the 2021 Notes elect to convert the Deerfield Note or the 2021 Notes, your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

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

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

In June 2014, we entered into the Deerfield facility, pursuant to which Deerfield agreed to loan to us up to $60.0 million, subject to specified conditions. In June 2014, we drew down $25.0 million against the facility. As of June 30, 2016, Deerfield is no longer obligated to provide us any additional disbursements under the Deerfield facility. We did not draw any additional funds under the facility prior to the expiration of its availability.

All loans issued under the Deerfield facility bear interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield facility is due quarterly in arrears. Upon notice to Deerfield, we may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield facility, provided that all such interest was due on July 1, 2016. The Company elected this option on all eight of the scheduled interest payments through June 30, 2016 and paid such interest on July 1, 2016. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield facility on the fourth and fifth anniversaries of the Deerfield facility. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020. We used approximately $18.6 million of the net proceeds from the offering of our 2021 Notes to repay in full the $15.0 million original principal amount on the term note issued under Deerfield facility plus all accrued but unpaid interest on the term note, a make whole interest payment on the term note and a prepayment premium on the term note. If we are required to pay additional outstanding amounts due under the Deerfield facility prior to maturity or otherwise incur unanticipated monetary obligations under the Deerfield facility, our cash flow available to invest in the ongoing needs of our business may be limited.

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

Despite our current debt levels, we and our future subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2021 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2021 Notes that could have the effect of diminishing our ability to make payments on the notes when due. The Deerfield facility restricts our ability to incur additional indebtedness, including secured indebtedness, subject to certain exceptions, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The accounting method for the 2021 Notes could have a material effect on our reported financial results.

The 2021 Notes contain an embedded derivative, which requires mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations. Additionally, certain features of the 2021 Notes may result in the yield on the 2021 Notes not being deductible by us for tax purposes.

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

As of June 30, 2016, we had federal net operating loss carryforwards of approximately $84.4 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of our initial public offering, the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

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

Unregistered Sales of Equity Securities

Between April 1, 2016 and June 30, 2016, we issued an aggregate of 124,010 shares of our common stock pursuant to the net-exercise provisions of outstanding warrants. We did not receive any cash or other consideration as the warrants were “net exercised” in full.

Between April 1, 2016 and June 30, 2016, we issued an aggregate of 9,109 shares of our common stock pursuant to the exercise of outstanding warrants for an aggregate cash purchase price of $46,124.85.

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

The net offering proceeds to us were $59.9 million, after deducting underwriting discounts and commissions totaling $4.5 million. In addition, offering expenses totaled $2.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated April 15, 2015, and filed with the SEC on April 16, 2015, pursuant to Rule 424(b) of the Securities Act. Through June 30, 2016, $22.2 million of the net proceeds had been used to fund the development of Apadaz and our other product candidates and for working capital and other general corporate purposes.

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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

KEMPHARM, INC.

Date: August 11, 2016	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2016	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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