Form 10-Q
period 2016-09-30
KEMPHARM, INC
filed 2016-11-10
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 001-36913

KemPharm, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 Crosspark Road, Suite E126, Coralville, IA	52241
(Address of principal executive offices)	(Zip Code)

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

 Total shares of common stock outstanding as of November 8, 2016: 14,646,982

INDEX

KEMPHARM, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets:	1
	– As of September 30, 2016
	– As of December 31, 2015
	Condensed Statements of Operations:	2
	– Three and nine months ended September 30, 2016 and 2015
	Condensed Statements of Cash Flows:	3
	– Nine months ended September 30, 2016 and 2015
	Notes to Condensed Financial Statements:	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73
SIGNATURES		74

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	As of September 30,	As of December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,846	$32,318
Restricted cash	1,100	—
Marketable securities	42,679	19,002
Prepaid expenses and other current assets	636	2,758
Total current assets	65,261	54,078
Property and equipment, net	1,456	403
Long-term investments	27,355	—
Other long-term assets	472	109
Total assets	$94,544	$54,590

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$5,599	$4,906
Current portion of convertible notes	—	1,369
Current portion of term notes	—	2,041
Current portion of capital lease obligation	105	26
Total current liabilities	5,704	8,342
Convertible notes, net	90,779	7,412
Term notes, net	—	11,118
Derivative and warrant liability	7,342	37,839
Other long-term liabilities	521	—
Total liabilities	104,346	64,711

Commitments and contingencies (Note D)

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 14,646,982 shares issued and outstanding as of September 30, 2016 (unaudited); 14,490,954 shares issued and outstanding as of December 31, 2015	1	1
Additional paid-in capital	101,601	94,702
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2016 (unaudited) or December 31, 2015	—	—
Accumulated deficit	(111,404)	(104,824)
Total stockholders' deficit	(9,802)	(10,121)
Total liabilities and stockholders' deficit	$94,544	$54,590

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,287	4,328	12,509	9,215
General and administrative	3,104	2,152	11,127	6,317
Severance expense	3,010	—	3,010	—
Total operating expenses	10,401	6,480	26,646	15,532
Loss from operations	(10,401)	(6,480)	(26,646)	(15,532)
Other (expense) income:
Loss on extinguishment of debt	—	—	(4,740)	—
Interest expense related to amortization of debt issuance costs and discount	(390)	(479)	(1,225)	(1,434)
Interest expense on debt principal	(1,441)	(687)	(4,066)	(1,973)
Fair value adjustment	(1,299)	(2,089)	29,742	(26,512)
Interest and other income	98	11	344	17
Total other (expense) income	(3,032)	(3,244)	20,055	(29,902)
Loss before income taxes	(13,433)	(9,724)	(6,591)	(45,434)
Income tax benefit (expense)	19	(20)	11	(27)
Net loss	$(13,414)	$(9,744)	$(6,580)	$(45,461)

Net loss per share:
Basic and diluted	$(0.92)	$(0.68)	$(0.45)	$(4.71)

Weighted average common shares outstanding:
Basic and diluted	14,646,982	14,232,133	14,580,289	9,643,231

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,580)	$(45,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	4,740	—
Write-off of deferred offering costs	445	—
Stock-based compensation expense	5,558	1,456
Non-cash interest expense	1,608	1,956
Amortization of debt issuance costs and debt discount	1,225	1,434
Depreciation and amortization expense	97	61
Fair value adjustment	(29,742)	26,512
Change in assets and liabilities:
Prepaid expenses and other current assets	2,162	(576)
Other long-term assets	(363)	—
Accounts payable and accrued expenses	673	753
Other long-term liabilities	54	—
Net cash used in operating activities	(20,123)	(13,865)

Cash flows from investing activities:
Purchases of property and equipment	(554)	(95)
Restricted cash for collateral	(1,100)	—
Purchases of marketable securities and long-term investments	(74,839)	—
Maturity of marketable securities	23,807	—
Net cash used in investing activities	(52,686)	(95)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discounts and commissions	82,800	—
Proceeds from issuance of Series D-1 redeemable convertible preferred stock	—	4,000
Repayment of term notes and related accrued interest	(18,621)	—
Payment of principal on convertible notes arising from capitalized interest	(2,220)	—
Proceeds from initial public offering, net of discounts and commissions	—	59,892
Payment of deferred offering costs	(40)	(1,244)
Payment of debt and stock issuance costs	(673)	—
Repayment of obligations under capital lease	(50)	(24)
Proceeds from exercise of Series D preferred stock warrants	—	2
Proceeds from exercise of common stock options and warrants	141	88
Net cash provided by financing activities	61,337	62,714
Net (decrease) increase in cash and cash equivalents	(11,472)	48,754
Cash and cash equivalents, beginning of period	32,318	10,255
Cash and cash equivalents, end of period	$20,846	$59,009

Supplemental cash flow information:
Cash paid for interest	$2,458	$—
Unpaid offering costs charged to equity	—	2,812
Transfer of warrants to equity upon exercise	755	281
Fixed assets included in accounts payable and accrued expenses	321	—
Conversion of preferred stock into common stock upon initial public offering	—	28,209
Reclassification of 2013 warrants to equity	—	1,110
Deferred offering costs included in accounts payable and accrued expenses	320	—
Fixed assets financed under a capital lease agreement	596	—

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

The Company has experienced recurring losses from operations and negative operating cash flows due to its ongoing research and development of its potential product candidates. The Company also has an accumulated deficit at September 30, 2016. Various internal and external factors will affect whether and when the candidates become approved drugs and how significant their market share will be. The length of time and cost of developing and commercializing these candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

Reclassifications

During the first quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The adoption of ASU 2015-03 reduced the Company’s assets and liabilities by the amount of the debt issuance costs, which was $1.1 million at December 31, 2015. This reclassification had no effect on reported net loss or cash flows.

B. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In April 2015, the FASB issued ASU 2015-03, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The adoption of ASU 2015-03 reduced the Company’s assets and liabilities by the amount of the debt issuance costs, which was $1.1 million at December 31, 2015. This reclassification had no effect on reported net loss or cash flows.

Application of New or Revised Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued guidance codified in ASC Topic 606, Revenue Recognition—Revenue from Contracts with Customers ("ASC 606"), which amends the guidance in former ASC 605, Revenue Recognition, and becomes effective beginning January 1, 2018. The Company does not currently expect this standard to have a material effect on its financial statements upon adoption since the Company is not generating revenue at this time.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which amends ASC Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not currently expect this standard to have a material effect on its financial statements and disclosures upon adoption.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not currently expect this standard to have a material effect on its financial statements and disclosures upon adoption since the Company currently maintains a full valuation allowance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall – Recognition and Measurement of Financial Assets and Liabilities (Topic 825-10) (“ASU 2016-01”), which provides several updates related to Topic 825-10. This update applies to all entities that hold financial assets or owe financial liabilities. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company does not currently expect this standard to have a material effect on its financial statements and disclosures upon adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company does not currently expect this standard to have a material effect on its financial statements and disclosures upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update applies to all entities that are required to present a statement of cash flows under Topic 230. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its financial statements and disclosures.

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

Pursuant to the Deerfield Facility Agreement, the Company may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit sharing arrangement, without the prior approval of Deerfield. Additionally, if the Company were to enter into a major transaction, including a merger, consolidation, sale of substantially all of its assets or other change of control transaction, Deerfield would have the ability to demand that prior to consummation of such transaction the Company repay all outstanding principal and accrued interest of any notes issued under the Deerfield Facility Agreement. Under each warrant issued pursuant to the Deerfield Facility Agreement, Deerfield has the right to demand that the Company redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

The Company must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Facility Agreement on the fourth and fifth anniversaries of the Deerfield Facility Agreement. The Company is then also obligated to repay the balance of the outstanding principal amount on February 14, 2020. The Company prepaid all outstanding interest and principal on the Term Notes in February 2016.

Interest accrued on outstanding debt under the Deerfield Facility Agreement is due quarterly in arrears. Upon notice to Deerfield, the Company may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Facility Agreement, provided that all such interest was due on July 1, 2016. The Company elected this option on all eight of the scheduled interest payments through June 30, 2016. The accrued interest added to outstanding principal, which was previously reflected in the condensed balance sheets as current portion of convertible notes, was paid to Deerfield on July 1, 2016. This accrued interest added to outstanding principal, as well as the accrued but unpaid interest related to the second quarter of 2016, which was recorded within accounts payable and accrued expenses as of June 30, 2016, is reflected as a cash outflow from financing activity in the statement of cash flows.

Second Amendment to Senior Secured Convertible Note and Warrant

On January 6, 2016, the Company entered into a Second Amendment (the “Second Amendment”) to the Deerfield Convertible Notes and Deerfield Warrant, by and between the Company and Deerfield. The Second Amendment, among other things, clarified the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Notes and Deerfield Warrant, respectively, in the event that the Company effects a firm commitment underwritten public offering of its securities. Except as modified by the Second Amendment, the Third Amendment (as described below) and the Fourth Amendment (as described below in Note K "Subsequent Events"), all terms and conditions of the Deerfield Convertible Notes and Deerfield Warrant remain in full force and effect.

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

The net proceeds from the Note Offering were approximately $82.8 million, after deducting the Initial Purchasers’ discount and estimated offering expenses. Concurrent with the Note Offering, the Company used approximately $18.6 million of the net proceeds from the Note Offering to repay in full the Term Notes, plus all accrued but unpaid interest, a make-whole interest payment and a prepayment premium on the Term Notes. This principal, accrued but unpaid interest, make-whole interest payment and prepayment premium on the Term Notes is reflected as a cash outflow from financing activity in the statement of cash flows.

The 2021 Notes were issued pursuant to an Indenture, dated as of February 9, 2016 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. Interest on the 2021 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2016, at a rate of 5.50% per year. The 2021 Notes mature on February 1, 2021 unless earlier converted or repurchased. The 2021 Notes are not redeemable prior to the maturity date, and no sinking fund is provided for the 2021 Notes.

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

In connection with the Note Offering, on February 3, 2016, the Company entered into a Third Amendment (the “Third Amendment”) to the Deerfield Facility Agreement, Deerfield Convertible Notes and Deerfield Warrant with Deerfield. The Third Amendment, among other things, eliminated the Company’s ability to require Deerfield to convert the Deerfield Convertible Notes into Company common stock.  In addition, pursuant to the Third Amendment, Deerfield consented to the prepayment of the Term Notes and the issuance of the 2021 Notes. Except as modified by the Third Amendment and the Fourth Amendment (as described below in Note K "Subsequent Events"), all terms and conditions of the Deerfield Facility Agreement remain in full force and effect.

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. The line of credit has a maturity date of January 31, 2018. As of September 30, 2016, the Company had no outstanding balance under the line of credit. The Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the borrowing capacity under the line of credit, held by the same bank institution. The money market account is reported as restricted cash on the balance sheet. The line of credit contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the 1-month London Interbank Offered Rate, or LIBOR, plus 2.00% per annum. The interest rate under the Line of Credit Agreement was 2.53% as of September 30, 2016.

D. Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of September 30, 2016, no accruals have been made related to commitments and contingencies.

E. Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

In April 2015, the Company amended and restated its Certificate of Incorporation to decrease the number of its authorized shares of preferred stock to 10,000,000 shares with a par value of $0.0001 per share. As described in Note A, in April 2015, the Company completed an IPO of its common stock. Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted or reclassified into an aggregate of 5,980,564 shares of the Company’s common stock. As of September 30, 2016, the Company had 10,000,000 shares of authorized and undesignated preferred stock and did not have any preferred stock outstanding.

Series D-1 Redeemable Convertible Preferred Stock

In February 2015, the Company entered into a stock purchase agreement with Cowen KP Investment, LLC in which Cowen KP Investment, LLC agreed to purchase and the Company agreed to sell 3,200,000 shares of the Company’s Series D-1 redeemable convertible preferred stock for $1.25 per share, or an aggregate of $4 million.  Upon completion of the IPO, these shares automatically converted into 415,584 shares of the Company’s common stock.

Warrants

As described in Note A, in April 2015, the Company completed an IPO of its common stock. Upon completion of the IPO warrants to purchase 15,499,324 shares of Series D Preferred were reclassified into warrants to purchase 2,066,543 shares of the Company’s common stock.

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

F. Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 14,646,982 and 14,490,954 shares of common stock were issued and outstanding at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016 and December 31, 2015, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2016	December 31, 2015
Conversion of Deerfield Convertible Notes	1,751,296	1,991,219
Conversion of 2021 Notes	5,040,914	—
Outstanding awards under equity incentive plans	2,222,628	1,397,511
Outstanding common stock warrants	2,087,477	2,325,383
Possible future issuances under equity incentive plans	1,145,636	1,410,848
Total common shares reserved for future issuance	12,247,951	7,124,961

Common Stock Activity

The following table summarizes common stock activity for the nine months ended September 30, 2016:

Shares of Common Stock
Balance at December 31, 2015	14,490,954
Common stock warrants exercised	141,095
Common stock options exercised	14,933
Balance at September 30, 2016	14,646,982

The Company calculates the fair value of common stock warrants using a Monte Carlo simulation. There were warrants exercised for an aggregate of 141,095 and 24,746 shares of common stock during the nine months ended September 30, 2016 and 2015, respectively. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded within other (expense) income in the statements of operations.

G. Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board, and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 2,846,304 as of September 30, 2016. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2016, the common stock reserved for issuance under the 2014 Plan automatically increased by 579,638 shares.

During the nine months ended September 30, 2016, stock options were exercised for a total of 14,933 shares of common stock. No stock options were exercised during the three months ended September 30, 2016. During the three and nine months ended September 30, 2015, stock options were exercised for a total of 666 shares of common stock.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$304	$83	$759	$308
General and administrative	1,065	409	2,889	1,148
Severance expense	1,910	—	1,910	—
	$3,279	$492	$5,558	$1,456

There was no stock-based compensation expense related to performance-based incentive awards recognized during the three months ended September 30, 2016 or 2015. During the nine months ended September 30, 2016, the Company recognized $29,000 of stock-based compensation expense related to performance-based incentive awards included in research and development expenses in connection with the vesting of stock options exercisable for an aggregate of 13,333 shares of common stock as a result of the acceptance of the new drug application for Apadaz for priority review in February 2016. During the nine months ended September 30, 2015, the Company recognized $0.7 million of stock-based compensation expense related to performance-based incentive awards included in general and administrative expenses and $0.1 million of stock-based compensation expense related to performance-based incentive awards included in research and development expenses. These awards were in connection with the grant of fully vested stock options exercisable for an aggregate of 134,665 shares of common stock during the first quarter of 2015 and upon completion of the IPO during the second quarter of 2015.

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

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

The fair value of the Deerfield Convertible Notes and the 2021 Notes was $8.7 million and $51.1 million, respectively, at September 30, 2016. Both the Deerfield Convertible Notes and the 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgements to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2016, and December 31, 2015 (in thousands):

	Balance at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$87	$—	$—	$87
Deerfield Warrant liability	6,635	—	—	6,635
Embedded Put Option	596	—	—	596
Fundamental change and make-whole interest provisions embedded in 2021 Notes	24	—	—	24
Total liabilities	$7,342	$—	$—	$7,342
Trading securities:
Certificates of deposit	9,987	9,987	—	—
Government bonds	60,047	60,047	—	—
Total assets	$70,034	$70,034	$—	$—

	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$3,877	$—	$—	$3,877
Deerfield Warrant liability	33,750	—	—	33,750
Embedded Put Option	212	—	—	212
Total liabilities	$37,839	$—	$—	$37,839
Trading securities:
Certificates of deposit	8,951	8,951	—	—
Government bonds	10,051	10,051	—	—
Total assets	$19,002	$19,002	$—	$—

The Company’s Underwriter Warrant liability, Deerfield Warrant liability, embedded Put Option, and the fundamental change and the make-whole interest provisions embedded in the 2021 Notes, as well as the trading securities are measured at fair value on a recurring basis. As of September 30, 2016 and December 31, 2015, the Underwriter Warrant liability, Deerfield Warrant liability, and embedded Put Option are reported on the balance sheet in derivative and warrant liability, while the trading securities are reported on the balance sheet in marketable securities and long-term investments. The 2021 Notes were issued during the first quarter of 2016 and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reported on the balance sheet in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Underwriter Warrant liability, Deerfield Warrant liability and the embedded Put Option at September 30, 2016 and December 31, 2015. A Monte Carlo simulation was also used to value the fundamental change and make-whole interest provisions embedded in the 2021 Notes as of the issuance date and September 30, 2016. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Underwriter Warrant liability, the Deerfield Warrant liability, the embedded Put Option and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reflected in the statements of operations as a fair value adjustment. A 10% increase in the enterprise value would result in an increase of $17,000 in the estimated fair value of the Underwriter Warrant liability, an increase of $0.7 million in the estimated fair value of the Deerfield Warrant liability, an increase of $38,000 in the estimated fair value of the embedded Put Option, and an increase of $6,000 in the estimated fair value of the fundamental change and make-whole interest provisions embedded in the 2021 Notes at September 30, 2016.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$6,043	$39,279	$37,839	$15,966
Reclassification of 2013 Convertible Notes	—	—	—	(1,110)
Exercise of warrants	—	(271)	(755)	(271)
Adjustment to fair value	1,299	2,089	(29,742)	26,512
Balance at end of period	$7,342	$41,097	$7,342	$41,097

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

I. Net Loss Per Share

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert or are reclassified into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during the period. Due to the existence of net losses for the three and nine month periods ended September 30, 2016 and 2015, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted-average shares of common stock outstanding for the three and nine month periods ended September 30, 2016 and 2015 because their effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2016	2015
Warrants to purchase common stock	2,087,477	2,636,180
Awards under equity incentive plans	2,222,628	1,390,438
Deerfield Convertible Notes	1,751,296	1,943,458
2021 Notes	5,040,914	—
Total	11,102,315	5,970,076

J. Severance Expense

On September 15, 2016, the Company announced its intention to defer its commercial operations and realign its financial resources and operational priorities towards its product development pipeline. The majority of the activities related to the deferral and realignment were completed during the three months ended September 30, 2016. As part of these activities, the Company reduced its workforce by three employees. Personnel and other related charges of approximately $1.1 million and stock compensation expense of approximately $1.9 million related to the acceleration of vesting on certain stock options, related to the workforce reduction, are presented as severance expense in the condensed statements of operations. As of September 30, 2016, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $1.1 million.

K. Subsequent Events

Entry into ATM Agreement

On October 3, 2016, the Company entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cowen and Company (“Cowen”) under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through Cowen as the Company's sales agent. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock in accordance with the ATM Agreement.

The Company’s registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on October 17, 2016.

Cowen may sell common stock under the ATM Agreement by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement, and also has provided Cowen with customary indemnification rights.

The Company is not obligated to make any sales of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement in accordance with its terms.

Fourth Amendment to Deerfield Convertible Notes and Deerfield Warrant

In connection with entering into the ATM Agreement, on October 3, 2016, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Deerfield Convertible Note and the Deerfield Warrant, by and between the Company and Deerfield. The Fourth Amendment, among other things, clarifies the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Note and Deerfield Warrant, respectively, in the event that the Company effects an “at the market offering” as defined in Rule 415 of the Securities Act of its common stock. Except as modified by the Fourth Amendment, all terms and conditions of the Deerfield Convertible Note and Deerfield Warrant remain in full force and effect.

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

Overview

We are a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs that we believe will be improved versions of widely prescribed, approved drugs. We employ our Ligand Activated Therapy, or LAT, platform technology to create our prodrugs, which in some cases may be eligible for composition-of-matter patent protection. We are building a pipeline of prodrug product candidates that target large market opportunities in pain, attention deficit hyperactivity disorder, or ADHD, and central nervous system, or CNS, disorders. Our two lead product candidates are KP415, our extended release, or ER, d-threo-methylphenidate product candidate for the treatment of ADHD, and KP201/IR, our single-entity, benzhydrocodone hydrochloride immediate-release, or IR, abuse-deterrent product candidate designed for the treatment of acute pain. We own worldwide commercial rights for all of our product candidates, except that Shire Pharmaceuticals, LLC, or Shire, has a right of first refusal to acquire, license or commercialize KP415.

We previously submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for our product candidate Apadaz™, hereinafter Apadaz, which consists of KP201, our prodrug of hydrocodone, and acetaminophen. In June 2016, the FDA issued a complete response letter, or CRL, for our Apadaz NDA. Generally, the FDA issues CRLs to indicate that the FDA considers the review cycle for an application complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz. In August 2016, we completed our end-of-review meeting with the FDA. At the end-of-review meeting, we discussed with the FDA the issues identified by the FDA in the Apadaz NDA and what we believe is the potential to achieve a path forward for an Apadaz product label that could include abuse deterrence claims. The meeting also involved discussions pertaining to abuse deterrence in relation to the broader IR prescription opioid market, hydrocodone-acetaminophen combination products, and published industry guidance from the FDA concerning the evaluation and labeling of abuse deterrent opioids. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a Formal Dispute Resolution Request, or FDRR, to the FDA. We anticipate up to twelve months may be required to complete all parts of the FDRR process.

We have employed our LAT platform technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely prescribed drugs. We have also recently licensed aversion formulation technology from Acura Pharmaceuticals, Inc. for use with our IR opioid product candidates. Our pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (controlled release)	KP415	Preclinical	NDA Submission - 2018 Human POC Data - Q4 2016
Pain
Hydrocodone (IR)	KP201/IR (APAP-free)	Clinical	NDA Submission - 2018 Human POC Data - 2017
Hydromorphone (ER)	KP511/ER	“Fast Track” Designation May 2016	NDA Submission - 2019 Human POC Data – Q1 2017
Oxycodone (IR)	KP606/IR	Preclinical	NDA Submission - TBD
Oxymorphone	KP746	Preclinical	Human POC Data - TBD
CNS
Quetiapine	KP303	Preclinical	Human POC Data - TBD

We are a development stage company and have not generated any revenue. We have incurred operating losses since our inception and, as of September 30, 2016, had an accumulated deficit of $111.4 million. Our loss from operations for the nine months ended September 30, 2016 and 2015 were $26.6 million and $15.5 million, respectively.

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

Third-Party Agreements

In November 2009, we entered into a supply agreement with Johnson Matthey, Inc., or JMI, pursuant to which JMI has agreed to supply us with all of the KP201 necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process optimization and development services for all products that utilize KP201 as the active pharmaceutical ingredient, or API. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for KP201 would be exclusive to JMI in the United States and agreed to pay JMI royalties on the net sales of any products that utlize KP201 as the API. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes.

We are responsible for all costs of any KP201 manufactured during a specified validation process for all products that utilize KP201 as the API. After completion of the validation process, but prior to the commercial launch of any products that utilize KP201 as the API, JMI will manufacture batches of KP201 at a price to be negotiated. Failure to agree upon this pricing would result in JMI supplying these batches to us free of charge and we would pay JMI an additional royalty payment on such batches. The percentage royalty rate ranges from the low teens at low volumes to the low single digits at higher volumes and is additive to any minimum royalty we may owe JMI on such batch. If there is a commercial launch of any product that utilizes KP201, JMI will manufacture and supply KP201 at a price equal to JMI’s fully allocated manufacturing cost.

We must purchase all of our U.S. KP201 needs from JMI and JMI cannot supply KP201 to other companies. After the commercial launch of any product that utilizes KP201 as the API, JMI is required to identify a secondary manufacturing site and qualify and validate that site for the production of KP201.

The term of the supply agreement extends as long as we hold a valid and enforceable patent for KP201 or until the tenth anniversary of the commercial launch of any product that utilizes KP201 as the API, whichever date is later. Upon the expiration of such term, the agreement will automatically renew for a period of two years unless either party provides 12 months’ prior notice of its intent not to renew.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Period-to-
	2016	2015	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,287	4,328	(41)
General and administrative	3,104	2,152	952
Severance expense	3,010	—	3,010
Total operating expenses	10,401	6,480	3,921
Loss from operations	(10,401)	(6,480)	(3,921)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(390)	(479)	89
Interest expense on debt principal	(1,441)	(687)	(754)
Fair value adjustment	(1,299)	(2,089)	790
Interest and other income	98	11	87
Total other (expense) income	(3,032)	(3,244)	212
Loss before income taxes	(13,433)	(9,724)	(3,709)
Income tax benefit (expense)	19	(20)	39
Net loss	$(13,414)	$(9,744)	$(3,670)

Research and Development

Research and development expenses decreased by $41,000, from $4.33 million for the three months ended September 30, 2015, to $4.29 million for the three months ended September 30, 2016. This decrease was primarily attributable to a $552,000 decrease in third-party research and development costs. This decrease in research and development expenses was partially offset by a $379,000 increase in salaries and personnel-related costs, including stock compensation, due to increased headcount and a $132,000 increase in other research and development expenses when comparing the periods.

General and Administrative

General and administrative expenses increased by $0.9 million, from $2.2 million for the three months ended September 30, 2015, to $3.1 million for the three months ended September 30, 2016. This increase was primarily attributable to a $0.9 million increase in salaries and personnel-related costs, including stock compensation, due to increased headcount and a $0.1 million increase in other general and administrative expenses when comparing the periods. These increases in general and administrative expenses was partially offset by a $0.1 million decrease in professional fees and other expenses related to Apadaz pre-commercialization efforts.

Severance Expense

Severance expense of $3.0 million was recognized for the three months ended September 30, 2016 due to the deferral of commercial operations and realignment of financial resources and operational priorities during the period. Severance expense was comprised of $1.1 million of personnel and other related charges and $1.9 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination.

Other (Expense) Income

Other (expense) income decreased by $0.2 million, from an expense of $3.2 million for the three months ended September 30, 2015, to an expense of $3.0 million for the three months ended September 30, 2016. This change was primarily attributable to the $0.8 million decrease in the fair value adjustment related to our derivative and warrant liability, a $0.1 million decrease in amortization of debt issuance costs and discount and a $0.1 million increase in interest and other income. These changes in other (expense) income were partially offset by an increase of $0.8 million in interest expense related to our $60 million facility agreement, dated as of June 2, 2014, or the Deerfield facility, with Deerfield Private Design Fund III, LP, or Deerfield, and our $86.25 million aggregate principal amount of its 5.50% Senior Convertible Notes due 2021, or the 2021 Notes, during the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Period-to-
	2016	2015	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	12,509	9,215	3,294
General and administrative	11,127	6,317	4,810
Severance expense	3,010	—	3,010
Total operating expenses	26,646	15,532	11,114
Loss from operations	(26,646)	(15,532)	(11,114)
Other income (expense):
Loss on extinguishment of debt	(4,740)	—	(4,740)
Interest expense related to amortization of debt issuance costs and discount	(1,225)	(1,434)	209
Interest expense on debt principal	(4,066)	(1,973)	(2,093)
Fair value adjustment	29,742	(26,512)	56,254
Interest and other income	344	17	327
Total other income (expense)	20,055	(29,902)	49,957
Loss before income taxes	(6,591)	(45,434)	38,843
Income tax benefit (expense)	11	(27)	38
Net loss	$(6,580)	$(45,461)	$38,881

Research and Development

Research and development expenses increased by $3.3 million, from $9.2 million for the nine months ended September 30, 2015, to $12.5 million for the nine months ended September 30, 2016. This increase was primarily attributable to a $1.4 million increase in salaries and personnel-related costs, including stock compensation, due to increased headcount, a $1.2 million increase in professional fees and other expenses related to preparation for, and attendance at, the FDA advisory committee meeting held during the second quarter of 2016 and a $0.7 million increase in third-party research and development costs.

General and Administrative

General and administrative expenses increased by $4.8 million, from $6.3 million for the nine months ended September 30, 2015, to $11.1 million for the nine months ended September 30, 2016. This increase was primarily attributable to a $2.7 million increase in salaries and personnel-related costs, including stock compensation, due to increased headcount, a $1.4 million increase in professional fees and other expenses related to Apadaz pre-commercialization efforts, a $0.3 million increase in corporate governance expenses, a $0.3 million increase in facilities and travel-related expenses and a $0.1 million increase in other general and administrative expenses.

Severance Expense

Severance expense of $3.0 million was recognized during the nine months ended September 30, 2016 due to the deferral of commercial operations and realignment of financial resources and operational priorities during the period. Severance expense included $1.1 million of personnel and other related charges and $1.9 million of stock compensation expense related to the acceleration of vesting on certain stock options upon termination.

Other Income (Expense)

Other income (expense) increased by $50.0 million, from an expense of $29.9 million for the nine months ended September 30, 2015, to income of $20.1 million for the nine months ended September 30, 2016. This change was primarily attributable to the $56.3 million increase in the fair value adjustment related to our derivative and warrant liability, a $0.2 decrease in interest expense related to amortization of debt issuance costs and discount and a $0.3 million increase in interest and other income. These changes in other income (expense) were partially offset by a $4.7 million loss on extinguishment of debt recognized in the first quarter of 2016 related to the repayment of the term note issued to Deerfield and an increase of $2.1 million in interest expense related to the Deerfield facility agreement and the 2021 Notes during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2016, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering. As of September 30, 2016, we had cash and cash equivalents of $20.8 million, restricted cash of $1.1 million, marketable securities of $42.7 million and long-term investments of $27.4 million. We completed the initial closing of our initial public offering in April 2015, with a subsequent closing in May 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters’ exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt securities and/or warrants, which was declared effective by the U.S. Securities and Exchange Commission, or the SEC, on October 17, 2016.

On October 3, 2016, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, or Cowen, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock in accordance with the ATM Agreement.

We have incurred operating losses since our inception and, as of September 30, 2016, had an accumulated deficit of $111.4 million. We anticipate that we will continue to incur operating losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

The 2021 Notes were issued pursuant to an indenture, dated as of February 9, 2016, or the indenture, between the Company and U.S. Bank National Association, as trustee. Interest on the 2021 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2016, at a rate of 5.50% per year. The 2021 Notes mature on February 1, 2021 unless earlier converted or repurchased.

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Period-to
	2016	2015	Period Change
Net cash used in operating activities	$(20,123)	$(13,865)	$(6,258)
Net cash used in investing activities	(52,686)	(95)	(52,591)
Net cash provided by financing activities	61,337	62,714	(1,377)
Net (decrease) increase in cash and cash equivalents	$(11,472)	$48,754	$(60,226)

Operating Activities

For the nine months ended September 30, 2016, net cash used in operating activities of $20.1 million consisted of net loss of $6.6 million and $16.1 million in adjustments for non-cash items, which primarily consisted of changes in fair value of our derivative and warrant liabilities of $29.7 million, partially offset by a loss on extinguishment of debt of $4.7 million primarily comprised of the write-off of debt issuance costs and debt discount and a make-whole interest payment related to the repayment of the term note issued under the Deerfield facility, non-cash interest expense of $1.6 million, stock-based compensation expense of $5.6 million, amortization of debt issuance costs and debt discount of $1.2 million, a $0.4 million write-off of deferred offering costs and depreciation and amortization of $0.1 million. These uses of cash in operating activities were partially offset $2.5 million provided by changes in working capital, which includes the impact of the refund of the $2.4 million user fee for the Apadaz NDA.

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

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities of $52.7 million consisted of purchases of marketable securities and long-term investments of $74.8 million, purchases of property and equipment of $0.6 million and restricted cash used for collateral of $1.1 million; partially offset by maturity of marketable securities of $23.8 million during the period.

For the nine months ended September 30, 2015, net cash used in investing activities was $95,000, which was attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities was $61.3 million. Net cash consisted of (i) $82.8 million in proceeds, net of discounts and commissions, from the issuance of the 2021 Notes, of which we used approximately $18.6 million to repay in full the $15.0 million principal amount, accrued but unpaid interest, a make whole interest payment and a prepayment premium all related to the term note issued under the Deerfield facility and (ii) $0.1 million in proceeds from the exercise of common stock options and warrants; partially offset by payment of $2.2 million of principal on the $10.0 million convertible notes, related to capitalized interest that was added to principal, payment of debt issuance costs of $0.7 million and payment of $0.1 million of deferred offering costs and obligations under a capital lease.

For the nine months ended September 30, 2015, net cash provided by financing activities was $62.7 million.  Net cash consisted of (i) $59.9 million in proceeds, net of underwriting discounts and commissions, from our initial public offering, in which we issued and sold 5,090,909 shares of our common stock at a public offering price of $11.00 per share on April 21, 2015, and subsequently sold an additional 763,636 shares of our common stock pursuant to the underwriters’ option to purchase additional shares on May 12, 2015, and (ii) proceeds of $4.0 million from the issuance of our Series D-1 redeemable convertible preferred stock, on February 19, 2015, partially offset by payment of deferred offering costs of $1.2 million.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, marketable securities and long-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least the next 27 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. In October 2016, we entered into the ATM Agreement, with Cowen under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of any of our product candidates.

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations, Commitments and Contingencies” in our Annual Report on Form 10-K dated for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.

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

Interest Rate Sensitivity

Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2016, we had cash and cash equivalents of $20.8 million, restricted cash of $1.1 million, marketable securities of $42.7 million and long-term investments of $27.4 million. We currently do not hedge interest rate exposure. Because of the fixed rate of interest on substantially all of our outstanding debt, an immediate 10% increase in interest rates would not have a material effect on our results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In August 2016, we completed our end-of-review meeting with the FDA. At the end-of-review meeting, we discussed with the FDA the issues identified by the FDA in the Apadaz NDA and what we believe is the potential to achieve a path forward for an Apadaz product label that could include abuse deterrence claims. Despite this end-of-review meeting with the FDA, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. We anticipate up to twelve months may be required to complete all parts of the FDRR process. We cannot guarantee that the FDRR or any other action will be resolved in our favor. As a result, the approval of our NDA for Apadaz has been substantially delayed and may never occur.

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

We have incurred operating losses since our inception and, as of September 30, 2016, had an accumulated deficit of $111.4 million. Our loss from operations for the nine months ended September 30, 2016 and 2015, were $26.6 million and $15.5 million, respectively. We have financed our operations to date with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt and $59.9 million in aggregate net proceeds from our initial public offering.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 27 months. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

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

A key element of our strategy is to use our LAT platform technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates, we may not be able to develop prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. For instance, in June 2016, we received a CRL from the FDA for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims. If we do not successfully develop and commercialize product candidates based upon our LAT platform technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

If we are not able to obtain required regulatory approvals for our product candidates, we will not be able to commercialize them and our ability to generate revenue or profits or to raise future capital could be limited.

In December 2015, we submitted to the FDA an NDA for Apadaz for an indication of the short-term management of acute pain. The FDA subsequently accepted this NDA for priority review in February 2016. In June 2016, the FDA issued a CRL regarding the NDA for Apadaz indicating that the review cycle for the application was complete and the application was not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz. In August 2016, we completed our end-of-review meeting with the FDA. At the end-of-review meeting, we discussed with the FDA the issues identified by the FDA in the Apadaz NDA and what we believe is the potential to achieve a path forward for an Apadaz product label that could include abuse deterrence claims. In November 2016 we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

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

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive nonclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication and manufacturing quality. Additionally, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or that any future trials will be successful. For example, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of Apadaz, but voted 18 to two against inclusion of abuse deterrent labeling for Apadaz. Additionally, in June 2016, we received a CRL from the FDA for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims. Any product candidates we develop may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

There can be no assurance that any of our product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our trials do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. For instance, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 18 to two against inclusion of abuse-deterrent labeling for Apadaz. Subsequently, in June 2016, the FDA issued a CRL for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Interpretation of results from early, usually smaller, studies that suggest positive trends in some subjects, requires caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints, or lack of trial endpoints in exploratory studies, subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, in June 2016 the FDA issued a CRL for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site or amend clinical trial protocols as needed;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and CROs;

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

•

regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate, including if we are not able to pursue the 505(b)(2) NDA pathway for approval of our product candidates;

•	we will need to pay substantial application user fees, which we may not be able to afford;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	we may abandon our development program or programs based on the changing regulatory or commercial environment;

•	regulatory authorities may not agree with our trial design or implementation; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials.

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

Before we can commercialize our product candidates the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Most of our product candidates, if approved, will be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.

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

We contract with a third party for the manufacture of our product candidates that utilize KP201 as the API used in our clinical trials and with a sole source supplier for the manufacture of bulk quantities of KP201 used in product candidates that utilize KP201 as the API and we expect to continue to do so. This reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of KP201 or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We procure KP201 bulk drug substance from a sole source, third-party manufacturer and the product candidates that utlize KP201 as the API used in our clinical trials from another third party. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our other product candidates, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of KP201, other bulk drug substances or our product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for KP201 or KP415 bulk drug substance. If our current contract manufacturer for KP201 or KP415 bulk drug substance cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

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

If we or our third-party licensors fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

We are currently party to a license agreement for technologies that we anticipate using in our product development activities. In the future, we may become party to licenses that are important for product development and commercialization. If we or our third-party licensors fail to comply with the obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, we may be forced to terminate these agreement or we may no longer effectively rely on any licenses to us under these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. To date we have solicited and applied for a trademark for Apadaz. For all other product candidates we have not yet solicited trademarks and have not yet begun the process of applying to register trademarks. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

If approved, Apadaz and KP201/IR will compete against currently marketed, branded and generic, IR hydrocodone/APAP combination products indicated for the short-term management of acute pain. Some of these currently marketed products include AbbVie’s Vicodin, Allergan’s Norco, Shionogi’s Xodol and UCB Pharma’s Lortab, in addition to multiple other branded and generic hydrocodone/APAP combination products marketed by companies including Allergan plc, Endo International plc, and Mallinckrodt plc. In addition, if approved, Apadaz and KP201/IR will face potential competition from any abuse-deterrent or other IR hydrocodone/APAP combination products or hydrocodone APAP-free products, if any, for the treatment of acute moderate to moderately severe pain that are currently in or may enter into clinical development.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Travis C. Mickle, Ph.D., our president and chief executive officer, Gordon K. Johnson, our chief business officer, R. LaDuane Clifton, our chief financial officer, Sven Guenther, Ph.D., our executive vice president research and development, and Daniel L. Cohen, our executive vice president government and public relations, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time. Dr. Mickle also has consulting obligations to Shire in addition to his duties as our president and chief executive officer, which may limit his availability to us.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from $3.20 to $26.15 through November 8, 2016. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

A significant portion of our outstanding warrants and convertible securities are entitled to certain anti-dilution protections which, if triggered, may cause substantial dilution to your investment.

As of September 30, 2016, we had outstanding immediately exercisable warrants to purchase 59,714 shares of our common stock at a weighted average exercise price of $5.85 per share that include anti-dilution provisions pursuant to which the exercise price of such warrants will be adjusted downward if we issue any shares of our common stock or any securities convertible into our common stock at a price per share or with an exercise or conversion price less than the exercise price of such warrants. Upon such an event, the exercise price of these warrants will be automatically adjusted to equal the price per share paid for, the conversion price of or the exercise price of such securities, as applicable, and the number of shares of common stock issuable upon exercise of each warrant will be proportionately increased.

Additionally, in June 2014, we issued to Deerfield (i) a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock at an exercise price of $0.78 per share, which is exercisable until June 2, 2024, or the Deerfield Warrant, and (ii) a secured convertible note, or the Deerfield Note, in the principal amount of $10.0 million, which bears interest at 9.75% per annum. Upon completion of our initial public offering, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of our common stock at an exercise price of $5.85 per share and the outstanding principal and accrued interest under the Deerfield Note became convertible into shares of our common stock at a conversion price of $5.85 per share. The Deerfield Warrant and Deerfield Note each include an exercise or conversion, as applicable, price protection provision, pursuant to which the exercise or conversion, as applicable, price of the warrant or note will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Warrant’s exercise price or the Deerfield Note's conversion price, as applicable, or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, pursuant to the terms of our fourth amendment to the Deerfield Warrant and Deerfield Note, if we effect an “at the market offering” as defined in Rule 415 of the Securities act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at price less than $5.85 per share.

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

Additionally, we previously issued to Deerfield the Deerfield Note in the principal amount of $10.0 million. The Deerfield Note bears interest at 9.75% per annum. Deerfield may convert all or any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Note into shares of our common stock at a conversion price of $5.85 per share.

According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 1,751,296 shares of our common stock, assuming a conversion date of September 30, 2016. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of September 30, 2016.

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

Additionally, in October 2016, we entered into the ATM Agreement with Cowen under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. Cowen may sell common stock under the ATM Agreement by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). To the extent that we direct Cowen to make any sales of our common stock under the ATM Agreement, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

As of September 30, 2016, we had federal net operating loss carryforwards of approximately $81.8 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of our initial public offering, the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

The net offering proceeds to us were $59.9 million, after deducting underwriting discounts and commissions totaling $4.5 million. In addition, offering expenses totaled $2.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated April 15, 2015, and filed with the SEC on April 16, 2015, pursuant to Rule 424(b) of the Securities Act. Through September 30, 2016, $33.4 million of the net proceeds had been used to fund the development of Apadaz and our other product candidates and for working capital and other general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On September 15, 2016, we entered into a lease with the Board of Regents, State of Iowa, for the use and benefit of the University of Iowa, to occupy our headquarters office and laboratory space in Coralville, Iowa. The lease was effective on October 1, 2016 and expires September 30, 2017. We have the right to extend the term of the lease for subsequent one year periods at a rental rate to be agreed upon the parties within forty-five days prior to the expiration of the existing lease term.

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
10.1

Common Stock Sales Agreement, dated October 3, 2016, by and between KemPharm, Inc. and Cowen and Company, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2016).

10.2

Fourth Amendment to Senior Secured Convertible Note and Warrant, effective as of October 3, 2016, by and between KemPharm, Inc. and Deerfield Private Design Fund III, L.P. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2016).

10.3*	Lease Agreement, by and between KemPharm, Inc. and the Board of Regents, State of Iowa for the Use and Benefit of the University of Iowa, dated as of September 15, 2016.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

KEMPHARM, INC.

Date: November 10, 2016	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.
10.1	Common Stock Sales Agreement, dated October 3, 2016, by and between KemPharm, Inc. and Cowen and Company, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2016).
10.2	Fourth Amendment to Senior Secured Convertible Note and Warrant, effective as of October 3, 2016, by and between KemPharm, Inc. and Deerfield Private Design Fund III, L.P. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2016).
10.3*	Lease Agreement, by and between KemPharm, Inc. and the Board of Regents, State of Iowa for the Use and Benefit of the University of Iowa, dated as of September 15, 2016.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2*	Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Comprehensive Income (Loss), (iv) Condensed Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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