Form 10-K
period 2016-12-31
KEMPHARM, INC
filed 2017-03-10
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36913

KEMPHARM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 Crosspark Road, Suite E126, Coralville, IA 52241	(319) 665-2575
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $46,412,563, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 2,985,534 shares of common stock the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 7, 2017, the registrant had 14,646,982 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

KEMPHARM, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those projected in the forward looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;

●	the timing, conduct and success of our clinical studies for our product candidates;

●	our ability to obtain U.S. and foreign regulatory approval for our product candidates and the ability of our product candidates to meet existing or future regulatory standards;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the therapeutic benefits and effectiveness of our product candidates;

●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidates;

●	our ability to manufacture sufficient amounts of our product candidates for clinical studies and products for commercialization activities;

●	our intention to seek to establish strategic collaborations or partnerships for the development or sale of our product candidates;

●	our expectations as to future financial performance, expense levels and liquidity sources;

●	the timing of commercializing our product candidates;

●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidates;

●	anticipated trends and challenges in our potential markets;

●	our ability to attract and retain key personnel; and

●	other factors discussed elsewhere in this report.

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

Any information in this Annual Report on Form 10-K provided by Symphony Health Solutions, or SHS, is an estimate derived from the use of information under license from the following SHS service: SHS Pharmaceutical Audit Suite (PHAST), in each case, for the period January 2012 to December 2016. SHS expressly reserves all rights, including rights of copying, distribution and republication.

PART I

ITEM 1.	BUSINESS.

Overview

We are a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs that we believe will be improved versions of widely prescribed, approved drugs. We employ our Ligand Activated Therapy, or LAT, platform technology to create our prodrugs. We are building a pipeline of prodrug product candidates that target large market opportunities in pain, attention deficit hyperactivity disorder, or ADHD, and central nervous system, or CNS, disorders. Our two lead product candidates are KP415, our extended release, or ER, d-threo-methylphenidate product candidate for the treatment of ADHD, and KP201/IR, our acetaminophen, or APAP, free, single-entity, benzhydrocodone hydrochloride immediate-release, or IR, abuse-deterrent product candidate designed for the treatment of acute pain. We own worldwide commercial rights for all of our product candidates, except that Shire Pharmaceuticals, LLC, or Shire, has a right of first refusal to acquire, license or commercialize KP415.

We previously submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for our product candidate Apadaz, which consists of KP201, our prodrug of hydrocodone, and acetaminophen. In June 2016, the FDA issued a complete response letter, or CRL, for our Apadaz NDA. Generally, the FDA issues CRLs to indicate that the FDA considers the review cycle for an application complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrence studies of Apadaz. In August 2016, we completed our end-of-review meeting with the FDA. At the end-of-review meeting, we discussed with the FDA the issues identified by the FDA in the Apadaz NDA and what we believe is the potential to achieve a path forward for an Apadaz product label that could include abuse deterrence claims. The meeting also involved discussions pertaining to abuse deterrence in relation to the broader IR prescription opioid market, hydrocodone-acetaminophen combination products, and published industry guidance from the FDA concerning the evaluation and labeling of abuse deterrent opioids. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a Formal Dispute Resolution Request, or FDRR, to the FDA. We anticipate up to twelve months may be required to complete all parts of the FDRR process.

Key members of our senior management, while at New River Pharmaceuticals Inc., were instrumental in the development of Vyvanse, a prodrug of amphetamine indicated for ADHD, through FDA marketing approval. New River Pharmaceuticals was acquired by Shire plc in 2007 and Vyvanse generated over $2.0 billion in sales in 2016.

We use our LAT platform technology to discover and develop prodrugs that improve one or more of the attributes of approved drugs, such as susceptibility to abuse, bioavailability and safety. A prodrug is a precursor chemical compound of a drug that is inactive or less than fully active, which is then converted in the body to its active form through a normal metabolic process. Where possible, we seek, in part, to develop prodrugs that will be eligible for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA, otherwise known as a 505(b)(2) NDA, which allows us to rely on the FDA’s previous findings of safety and effectiveness for one or more approved products, if we demonstrate such reliance is scientifically appropriate. Because our prodrugs are novel combinations of an FDA-approved drug, referred to as the parent drug, with one or more ligands, they may be new molecular entities, or NMEs, and thus may be eligible for composition-of-matter patent protection. An NME is a drug containing an active ingredient that has not been approved or marketed in the United States.

We intend to advance our pipeline of product candidates for the treatment of ADHD, pain and various CNS indications, and we anticipate reporting human proof-of-concept, or POC, data for KP201/IR in 2018, additional pharmacokinetic, or PK, data for KP415 in 2017 and pivotal efficacy trial data for KP415 in 2018. We filed an Investigational New Drug application, or IND, for KP511/ER, our extended release formulation of KP511, our prodrug of hydromorphone, for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, which took effect in March 2016 and received "Fast Track" designation by the FDA in May 2016. We also filed an IND for KP415, which took effect in October 2016, and an IND for KP201/IR, which took effect in November 2016 and received "Fast Track" designation for KP201/IR in December 2016. In addition, we anticipate submitting an NDA for each of KP415 and KP201/IR (APAP-free) in 2018, potentially followed by an NDA for each of KP511/IR and KP511/ER in 2019. We plan to employ our LAT platform technology and development expertise to develop additional product candidates that address unmet medical needs in large, established markets. We believe our product candidates may be eligible for composition-of-matter patent protection and we intend to use the 505(b)(2) NDA pathway when available, which we believe may reduce drug development time, risk and expense.

As of December 31, 2016, our patent portfolio consisted of 69 granted patents and 70 pending patent applications worldwide. Within that patent portfolio, we have received granted U.S. composition-of-matter patents covering KP201, KP201-related compositions-of-matter, and prodrugs underlying two of our other product candidates.

Our Strategy

Our goal is to be a leading specialty pharmaceutical company focused on the discovery and development of novel prodrugs. Key components of our strategy include, for example:

●

Leverage our LAT platform technology to improve the attributes of approved drugs in large markets. We plan to employ our LAT platform technology to develop additional prodrugs that have improved properties over approved drugs and address unmet medical needs in large, established markets. We intend to develop prodrugs of FDA-approved drugs in multiple therapeutic areas.

●

Advance the development of our pipeline product candidates. We plan to advance the development of our lead product candidates, KP415, for the treatment of ADHD and KP201/IR (APAP-free), for the short-term management of acute pain. We plan to initiate PK and human abuse liability studies related to KP415 and KP201/IR, respectively, in 2017. We also anticipate beginning a pivotal efficacy trial for KP415 in 2017. We are also developing KP511/ER, for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, KP511/IR, for the short duration management of acute pain, KP303, our prodrug of quetiapine, for the treatment of schizophrenia and other CNS disorders, KP606/IR, our IR formulation of our prodrug of oxycodone, for the management of moderate to severe pain where the use of an opioid analgesic is appropriate, and KP746, our prodrug of oxymorphone, for the management of moderate to severe pain where the use of an opioid analgesic is appropriate.

●

Continue to build a global intellectual property portfolio. We intend to vigorously pursue composition-of-matter patent protection for our prodrugs in markets covering a majority of the global commercial opportunity.

Our LAT Prodrug Platform Technology

We use our LAT platform technology to create prodrugs by chemically attaching one or more molecules, referred to as ligands, to an FDA-approved parent drug. We typically use ligands that have been demonstrated to be safe in toxicological studies or have been granted Generally Recognized as Safe, or GRAS, status for food use by the FDA. Our prodrugs are chemical successors of the parent drugs, but may be considered to be NMEs and thus may be eligible for potential protection by composition-of-matter patents. When the prodrug is administered to a patient as intended, the targeted human metabolic processes, such as those in the gastrointestinal, or GI, tract, separate the ligand from the prodrug and release the parent drug, which can then exert its therapeutic effect. We select ligands that, when combined with the parent drug, create prodrugs believed to have improved drug attributes while maintaining efficacy potentially equivalent to the parent drug.

We believe that our LAT platform technology offers the following potential benefits:

●	Improved drug properties. We seek to develop prodrugs with improved attributes over FDA-approved drugs, such as reduced susceptibility to abuse, enhanced bioavailability and increased safety.

●

Composition-of-matter patent protection. Our prodrugs combine an FDA-approved parent drug with one or more ligands to create NMEs and may be eligible for patent protection, provided that all other applicable legal and regulatory requirements are met. We seek patent protection not only for our prodrug product candidates, but also for related compounds with the intention of creating potential heightened barriers to market entry.

●

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

The Unmet Need for Addressing Early Morning Behavioral Deficits and Maintaining Consistent, Sustained Efficacy in Daily ADHD Treatment

The ADHD market is relatively well served by a number of methylphenidate and amphetamine stimulate products. While many of the currently marketed stimulant products provide good symptom control for up to 12 hours post-dose, there is increasing attention to addressing early morning behavioral deficits.

Such early-morning deficits can include difficulties getting out of bed, difficulty getting ready for school, arguing and excessive struggling, and extreme irritability. A recent study, authored by Floyd R. Sallee and published in the Journal of Child & Adolescent Psychopharmacology, entitled "Early Morning Functioning in Stimulant-Treated Children and Adolescents with Attention-Deficit/Hyperactivity Disorder, and its Impact on Caregivers," characterized the frequency and severity of ADHD symptoms throughout the day in children and adolescents treated with stable doses of stimulant medications.

Results of that particular study indicated that the most severe symptoms occurred during the early morning routine, followed by evening homework time and bedtime. The time from awakening to arriving at school can comprise up to 20% of waking hours per day (2-3 hours), and therefore such symptoms can cause significant distress for both children and caregivers. Therefore, we believe there is a need to develop a methylphenidate product that provides early-morning control of symptoms while also providing sustained, consistent efficacy through the day and into the early evening hours.

The Epidemic of Prescription Drug Abuse in the United States

The United States is facing an epidemic of prescription drug abuse. According to the U.S. Department of Health and Human Services, or HHS, prescription drug overdose death rates in the United States have increased five-fold since 1980, and by 2009, drug overdose deaths outnumbered deaths due to motor vehicle crashes. HHS also estimates that opioid analgesics were involved in approximately 60% of U.S. drug overdose deaths where a drug was specified in 2010. The economic costs of this public health problem are significant. A study published in 2011 in a peer-reviewed medical journal estimated that the costs of the non-medical use of prescription opioids in the United States are over $50 billion annually, including medical and substance abuse treatment costs, lost work productivity and criminal justice costs.

The increasing negative social consequences and costs of prescription drug abuse have led to a number of regulatory and legislative actions and proposals, including:

●

FDA Guidance. In January 2013, the FDA published draft guidance with regard to the evaluation and labeling of abuse-deterrent opioids. The guidance was published in final form in April 2015. The FDA guidance provides direction as to the studies and data required for obtaining abuse-deterrent claims in a product label. The draft guidance describes four categories of label claims for abuse-deterrent products. Depending on product and study data, a combination of categories can be included in the label claims. The FDA guidance lists the following theoretical examples:

●	Category 1–in vitro data demonstrate the product has physical and chemical properties that are expected to deter intravenous abuse. However, abuse is still possible by the oral and nasal routes.

●

Category 1 and 2–in vitro data demonstrate that the product has physical and chemical properties that are expected to deter oral, nasal and intravenous abuse. However, abuse of intact product is still possible by the oral route.

●

Category 2 and 3–pharmacokinetic and clinical abuse potential studies indicate that the product has properties that are expected to deter abuse via the oral, intranasal and intravenous routes. However, abuse of product by these routes is still possible.

●

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

●

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

●

FDA Action. The FDA has approved the inclusion of language regarding the ability to deter abuse in the product labels for nine abuse-deterrent opioids, OxyContin, Targiniq ER, Embeda, Hysingla, MorphaBond, Xtampza, Troxyca, Arymo and Vantrela. These actions reinforce the FDA’s public statement that the development of abuse-deterrent opioid analgesics is a public health priority.

●

FDA Public Meetings. In October 2014, the FDA hosted a public meeting to discuss the development, assessment and regulation of abuse-deterrent formulations of opioid medications. In the announcement for the public meeting, the FDA anticipated that, after abuse-deterrent formulations become available for a number of different opioid medications and after it gains more experience with formulations with meaningful abuse-deterrent properties, the FDA may determine that the risks outweigh the benefits for all or most opioid products without abuse-deterrent properties. On October 31 and November 1, 2016, the FDA convened a public meeting for Abuse-Deterrent Generic Products and Standardization of In Vitro Testing. The public meeting was held to review and evaluate FDA draft guidance to establish a pathway for generic abuse-deterrent formulation approvals and to standardize testing requirements for In Vitro testing regimes. The FDA has not indicated a timeline for finalizing this draft guidance.

Our Prodrug Product Candidates

We have employed our LAT platform technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely prescribed drugs. Our pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (controlled release)	KP415	Clinical	NDA Submission - 2018 Pivotal Efficacy Trial Data - 2018
Pain
Hydrocodone (IR)	KP201/IR (APAP-free)	"Fast Track" Designation December 2016	NDA Submission - 2018 Human POC Data - 2017
Hydromorphone (ER)	KP511/ER	"Fast Track" Designation May 2016	NDA Submission - 2019 Human POC Data - 2018
Hydromorphone (IR)	KP511/IR	Clinical	NDA Submission - 2019 Human POC Data - 2018
Oxycodone (IR)	KP606/IR	Preclinical
Oxymorphone	KP746	Preclinical
CNS
Quetiapine	KP303	Preclinical

KP415

Overview

KP415 is our prodrug of methylphenidate, which we are developing for the treatment of ADHD. The ADHD market is largely served by the stimulant products methylphenidate and amphetamine. KP415 is designed to be a controlled release, or CR, abuse-deterrent methylphenidate product.

We plan to seek approval of KP415 under the 505(b)(1) NDA pathway, which will not allow us to rely on the FDA's previous findings of safety and effectiveness for one or more approved products that may be available for a 505(b)(2) NDA. We anticipate reporting additional PK data for KP415 in  2017 and pivotal efficacy trial data for KP415 in 2018 and submitting a 505(b)(1) NDA for KP415 in 2018. KP415 has received "Fast Track" designation by the FDA.

Under our asset purchase agreement with Shire, we granted Shire a right of first refusal to acquire, license or commercialize KP415. The right of first refusal may be exercised by Shire for a period of 30 business days following Shire's receipt of written notice from us of the existence of a bona fide offer from a third party to acquire, license or commercialize KP415.

We are also party to an agreement with MonoSol Rx, LLC, or MonoSol, pursuant to which MonoSol has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415, and any product candidates arising therefrom, including royalty payments on any license of KP415, the sale of KP415 to a third party or the commercialization of KP415.

Market Opportunity

We believe the ADHD market would be receptive to new branded drugs that have improved properties when compared to current treatments. We believe a new product in the form of a prodrug that has abuse-deterrent features and a more consistent controlled release drug delivery mechanism may provide a new treatment option in this large market segment. While methylphenidate is available as a generic product, the branded formulations, Concerta, Focalin XR, Quillivant XR and Daytrana, accounted for sales of $800 million in 2016.

Key Product Features of KP415

Based on our preclinical and clinical data, we believe KP415, if approved by the FDA, may have valuable product features and may provide significant benefits to patients, physicians, and society when compared to other FDA-approved and widely prescribed methylphenidate products:

●

Abuse-deterrent technology. In order to evaluate the abuse-deterrent qualities of KP415, we conducted preclinical studies in rats to compare the exposure to methylphenidate following intranasal and intravenous, or  IV, administration of KP415 as compared to intranasal and IV administration of methylphenidate hydrochloride. We observed significantly lower concentrations of methylphenidate following intranasal and IV administration of KP415 compared to intranasal and IV administered methylphenidate hydrochloride. KP415 incorporates our LAT platform technology and, based on our preclinical and clinical studies, we believe it will have abuse-deterrent characteristics.

●

Faster early-morning symptom control and sustained effectiveness. In December 2016, we announced the results of our Phase I POC clinical trial of KP415. This trial was designed to assess the relative PK of 32 mg of KP415 compared with 36 mg of Concerta after oral administration under fasted conditions. In this trial, we observed that KP415 had PK properties that produced earlier d-methylphenidate exposure followed by a slower extended release of d-methylphenidate relative to the comparator, Concerta.  We believe that this PK profile may provide quicker onset of action than existing alternatives, thereby providing faster control of symptoms following administration early in the morning, as well as sustained, consistent effectiveness through the day and into the early evening hours.

●

Once-daily dosing. PK data from our preclinical studies suggest that the time to maximum plasma concentration of methylphenidate after oral administration of KP415 is approximately three times longer than that after oral administration of currently marketed IR methylphenidate. We believe this CR attribute of KP415 may allow for convenient, once-daily dosing.

●

Amenable to patient-friendly formulations. Although we believe our prodrug, KP415, possesses abuse-deterrent properties, our preclinical and clinical data shows that KP415 could ultimately be used in a variety of patient-friendly dosage forms such as oral thin film, orally dissolving tablets, chewable tablets and liquids as a means of increasing patient convenience and compliance.

●

Composition-of-matter patent protection. KP415 is generally protected by a U.S. composition-of-matter patent that will expire, after utilizing all appropriate patent term adjustments but excluding possible term extensions, in 2032. Our patent strategy is focused primarily on key geographic market opportunities, and, as of December 31, 2016, a composition-of-matter patent on KP415 was granted in New Zealand and South Africa, and additional KP415 patent filings were pending in the United States and an additional 23 foreign jurisdictions. In addition, subject to further discussions with the FDA, we believe KP415 may be eligible for new chemical entity, or NCE, exclusivity status, which could allow for five years of U.S. market exclusivity following the FDA's approval of an NDA for KP415.

●

No generic equivalent product. KP415 is a prodrug that we believe will be given a new chemical name, which could mean that there would be no generic equivalent product for KP415 in most states, making drug-equivalent substitution potentially difficult at the pharmacy.

KP201/IR (APAP-free)

Overview

KP201/IR (APAP-free), is an IR formulation of KP201 without any APAP. We are developing KP201/IR (APAP-free) for the short-term management of acute pain. KP201/IR (APAP-free) is designed to be an abuse-deterrent opioid product that offers comparable efficacy to the existing standard-of-care, IR hydrocodone/APAP combination products, such as Vicodin, Norco and Lortab, but with the potential safety advantage of having no added APAP.

We anticipate intitiating human clinical trials in 2017, including an intranasal human abuse liability study. Based on our current development timelines, we anticipate submitting an NDA utilizing the 505(b)(1) pathway for KP201/IR (APAP-free) in 2018. We believe that KP201/IR (APAP-free), like other abuse-deterrent opioids, would receive priority review. KP201/IR (APAP-free) has received "Fast Track" designation by the FDA.

Market Opportunity

Currently, there are no IR hydrocodone products approved in the United States that are formulated without APAP, with or without an abuse-deterrent label. We believe KP201/IR (APAP-free), if approved, would provide physicians with an abuse-deterrent hydrocodone product alternative not currently available to help them with the short-term management of acute pain in patients.

Key Product Features of KP201/IR (APAP-free)

We believe KP201/IR (APAP-free), if approved by the FDA, may have many valuable product features and may provide significant benefits to patients, physicians and society:

●

Abuse-deterrent technology. KP201/IR (APAP-free) uses our KP201 prodrug, which incorporates our LAT platform technology, to create its abuse-deterrent properties and thus may provide a higher barrier against attempted abuse than many existing formulation-based approaches.

●

No added APAP. KP201/IR (APAP-free) contains no acetaminophen. According to the FDA, overdoses of APAP are the most common cause of drug-related liver injury. In 2011, the FDA limited the amount of APAP in prescription combination products and required warnings be added to all APAP prescription products.

●

Composition-of-matter patent protection. KP201/IR (APAP-free) is protected by a U.S. composition-of-matter patent on KP201 that will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, no earlier than 2030.

●

No generic equivalent product. We believe the difference in chemical name, prescription strength and lack of APAP in the formulation may potentially mean that there will be no generic equivalent product for KP201/IR (APAP-free) in most states, making drug equivalent substitution potentially difficult at the pharmacy.

●	Convenient dosing. We believe that KP201/IR (APAP-free) will be as convenient as existing IR hydrocodone/APAP combination products.

KP511

Overview

KP511 is our prodrug of hydromorphone, which we are developing for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. We are currently working on an ER and IR formulation of KP511. KP511 is designed to be an abuse-deterrent opioid product that offers equivalent efficacy to approved hydromorphone products. KP511 combines hydromorphone with one or more ligands. We believe KP511 does not release its hydromorphone component until it is metabolized in the GI tract following oral administration. We believe KP511 is highly tamper-resistant and is stable under conditions that can potentially defeat many formulation-based abuse-deterrent technologies.

We plan to seek approval of KP511/ER and KP511/IR under the 505(b)(2) NDA pathway. Based on our preclinical data, we believe that KP511 may release hydromorphone after oral administration in humans in a manner that is comparable to the appropriate approved hydromorphone drug. We anticipate reporting human POC data for KP511/ER and KP511/IR in 2018 and submitting a 505(b)(2) NDA for KP511/ER and KP511/IR in 2019.

In June 2016, we announced results from a Phase 1 POC trial of KP511. In the trial, we observed comparable hydromorphone exposure between 4 mg Dilaudid Oral Liquid and an equimolar 8 mg dose of KP511. Additionally, in January 2017, we announced the results of our exploratory Phase 1, double-blind, single-dose, 2-treatment, 2-period, randomized, crossover study, intended to assess the PK, safety and intranasal abuse potential of KP511, compared to equivalent doses of hydromorphone hydrochloride, or HM. In this trial, KP511 produced statistically significant reduction in peak and overall hydromorphone exposure with KP511 versus HM. The improved PK of KP511 resulted in meaningful, statistically lower scores in the exploratory pharmacodynamic measures of "Drug Liking," "Feeling High," "Overall Drug Liking" and "Take Drug Again" when compared to HM.

Market Opportunity

Oral hydromorphone products are typically used for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. SHS estimates that in 2016 there were nearly 3 million dispensed prescriptions of hydromorphone in the United States. Currently, there are no hydromorphone products approved in the United States with an abuse-deterrent label.

Key Product Features of KP511/ER

Based on our clinical and preclinical data, we believe KP511/ER and KP511/IR, if approved by the FDA, may have valuable product features and provide significant benefits to patients, physicians and society when compared to FDA-approved hydromorphone products:

●

Abuse-deterrent technology. In order to evaluate the abuse-deterrent qualities of KP511, we conducted clinical and preclinical studies of KP511. As described above, our Phase 1 POC trial of KP511 produced meaningful, statistically lower scores in the exploratory pharmacodynamic measures of "Drug Liking," "Feeling High," "Overall Drug Liking" and "Take Drug Again" when compared to HM. We also conducted preclinical studies in rats to compare the exposure to hydromorphone following intranasal and IV administration of KP511 as compared to intranasal and IV administration of hydromorphone hydrochloride. We observed significantly lower concentrations of hydromorphone following intranasal and IV administration of KP511 compared to intranasal and IV administered hydromorphone hydrochloride. KP511 incorporates our LAT platform technology to create its abuse-deterrent properties and, based on our preclinical and clinical studies, we believe it may have abuse-deterrent characteristics.

●

Oral overdose protection. In our preclinical studies, we observed that hydromorphone blood levels in rats increased more slowly and to a lesser extent after oral administration of increasing excessively large doses of KP511, as compared to increasing equimolar oral doses of hydromorphone hydrochloride. Thus, as to KP511, we believe it is possible that the metabolic processes of releasing hydromorphone from the prodrug become saturated at excessively large oral doses. If confirmed by further studies, this could potentially mean that KP511 may reduce the risk of oral overdosing.

●

Composition-of-matter patent protection. KP511/ER and KP511/IR are protected by a U.S. composition-of-matter patent on KP511 that will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, in 2032. Our patent strategy is focused primarily on key geographic market opportunities, and, as of December 31, 2016, a composition-of-matter patent on KP511 was granted in Australia, Japan, Philippines, New Zealand, South Africa, and Singapore, and applications covering KP511 were pending in the United States and an additional 20 foreign jurisdictions.

●

No generic equivalent product. KP511 is a prodrug that we believe will be given a new chemical name, which would mean that there may be no generic equivalent product for KP511/ER or KP511/IR in most states, making drug equivalent substitution difficult at the pharmacy.

Other Product Candidates

We are using our LAT platform technology to develop other product candidates in pain. One example is KP606/IR, an IR formulation of KP606, our prodrug of oxycodone, which we are developing for the management of moderate to severe pain where the use of an opioid analgesic is appropriate. KP606/IR is designed to be an IR abuse-deterrent opioid product that may potentially offer equivalent efficacy to OxyContin. KP606 combines oxycodone with one or more ligands. Another example is KP746, our prodrug of oxymorphone, which is currently in preclinical development. We are developing KP746 for the management of moderate to severe pain where the use of an opioid analgesic is appropriate.

In addition to our product candidates in pain, we are using our LAT platform technology to develop product candidates for the treatment of CNS disorders. KP303, our prodrug of quetiapine, is currently in preclinical development. We are developing KP303 for the treatment of CNS disorders.

Our Intellectual Property

Our intellectual property strategy includes seeking composition-of-matter patents, among other patents, for our prodrugs and product candidates and conjugates of our prodrugs while also protecting, where appropriate as trade secrets, our LAT platform technology, the process by which we identify, screen, evaluate and select ligands to be conjugated with parent drugs to create our prodrugs. Our current prodrugs all consist of an approved parent drug and one or more ligands that we have selected using our LAT platform technology. The parent drug and ligand or ligands together may potentially constitute an NME and thus may be eligible for composition-of-matter patent protection, among other patent protections, in the United States and abroad.

To date, we have internally developed all of our intellectual property, related to our LAT platform technology. As of December 31, 2016, we have been granted 14 issued patents within the United States, and an additional 55 foreign patents covering our prodrugs or product candidates. The terms of the 14 issued U.S. patents extend to various dates ranging, for example, between 2030 and 2032. The term of our overall domestic and foreign patent portfolio related to our prodrugs and product candidates, including patent term adjustments but excluding possible patent term extensions, extend to various dates ranging, for example, between 2030 and 2032, if pending patent applications in each of our patent families issue as patents. As of December 31, 2016, we filed 11 pending patent applications under active prosecution in the United States, and an additional 59 pending foreign patent applications potentially covering our prodrugs and product candidates. Our issued and granted patents provide protection in jurisdictions that include the United States, Australia, Canada, China, Colombia, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Philippines, Russia, Ukraine, Singapore, Indonesia and South Africa.

In 2013, the United States Patent and Trademark Office, or the USPTO, issued a composition-of-matter patent covering KP201, which will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, no earlier than 2030. Further, there are granted or recently allowed compositions-of-matter patents covering KP201 in Australia, Canada, China, Colombia, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Russia, Ukraine, Indonesia and South Africa. In addition, one U.S. patent application covering KP201-related compositions-of-matter was pending as of December 31, 2016, and patent applications covering KP201 were pending as of December 31, 2016, in the United Arab Emirates, Brazil, Belarus, Chile, Costa Rica, Cuba, Egypt, Europe, Hong Kong, India, South Korea, Oman, Philippines, Singapore, Thailand and Vietnam.

In August 2014, the USPTO issued a composition-of-matter patent covering KP511, which will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, in 2032. In July 2015, the USPTO issued a composition-of-matter patent generally covering KP415, which will expire, after utilizing all appropriate patent term adjustments but excluding patent term extensions, in 2032. We have also filed composition-of-matter patent applications for KP415 and KP511 in the United States and in Argentina, Australia, Brazil, Canada, Chile, China, Egypt, Hong Kong, Europe, India, Israel, Indonesia, Japan, South Korea, Kazakhstan, Mexico, Malaysia, New Zealand, Philippines, Russia, Singapore, Thailand, Ukraine, Vietnam and South Africa. We anticipate filing additional patent applications for our prodrug product candidates.

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our LAT platform technology, as well as any proprietary know-how and show-how beyond that which is patentable, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require our employees, consultants and advisors to enter into confidentiality agreements prohibiting the disclosure of confidential information and, in some cases, requiring disclosure and assignment to us of the ideas, developments, discoveries, inventions and improvements important to our business.

Commercialization

We have not yet begun commercialization activities for any our product candidates in active development. Because many of our product candidates may have large potential market opportunities, and may require significant marketing resources, we may conclude that the most appropriate approach to their commercialization, if they receive regulatory approval, will involve forming a commercial collaboration or strategic relationship, or consummating some type of strategic transaction, with a larger pharmaceutical or other marketing organization. Alternatively, we may conclude that building our own focused sales and marketing organization will be most appropriate, perhaps as part of a co-promotional arrangement, or some other form of collaboration. As we get closer to potential approval of our product candidates, we will work to identify and implement the commercialization strategies that we conclude are the most desirable with regard to the specific product candidates.

Research and Development

Historically, we have devoted a significant amount of resources to develop our product candidates. For the years ended December 31, 2016, 2015 and 2014, we recorded $20.5 million, $13.9 million and $11.9 million, respectively, in research and development expenses. We plan to increase our research and development expense for the foreseeable future as we continue our efforts to commercialize, if approved, and further advance the development of our product candidates, subject to the availability of additional funding.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We will face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, drug delivery companies and academic and research institutions. We believe the key competitive factors that will affect the development and commercial success of our product candidates include their potential degree of abuse deterrence, onset of action, bioavailability, therapeutic efficacy, convenience of dosing, safety, tolerability and cost. Many of our potential competitors have substantially greater financial, technical and  human  resources  than  we  do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Consequently, our competitors may develop abuse-deterrent or other products for the treatment of ADHD, the short-term management of acute pain, or for other indications we are pursuing or may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

If approved, KP415 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Johnson & Johnson's Concerta, Novartis AG's Ritalin, Ritalin LA, Focalin and Focalin XR, UCB S.A.'s Metadate CD, and Noven Pharmaceuticals' Daytrana, in addition to multiple other branded and generic methylphenidate products marketed by companies including Allergan plc and Mallinckrodt plc. In addition, if approved, KP415 will face potential competition from any abuse-deterrent or other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

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

If approved, KP201/IR (APAP-free) will compete against currently marketed, branded and generic IR hydrocodone/APAP combination products indicated for the short-term management of acute pain. Some of these currently marketed products include AbbVie's Vicodin, Allergan's Norco, Shionogi's Xodol and UCB Pharma's Lortab, in addition to multiple other branded and generic hydrocodone/APAP combination products marketed by companies including Allergan plc, Endo International plc and Mallinckrodt plc. In addition, if approved, KP201/IR (APAP-free) will face potential competition from any abuse-deterrent IR or hydrocodone/APAP combination or other APAP-free products for the short-term management of acute pain that are currently in or may enter into clinical development.

If approved, KP511 will compete against currently marketed, branded and generic, IR and ER hydromorphone products approved for use in opioid-tolerant patients for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Some of these currently marketed products include Purdue Pharma L.P.’s Dilaudid and Mallinckrodt plc’s Exalgo, in addition to multiple other branded and generic IR and ER hydromorphone products marketed by companies including Allergan plc, Mallinckrodt plc, Rhodes Pharmaceuticals L.P. and Roxanne Laboratories, Inc. In addition, if approved, KP511/ER and KP511/IR will face potential competition from any abuse-deterrent or other IR and ER hydromorphone products for the treatment of pain that are currently in or which may enter into clinical development.

Manufacturing

Our manufacturing strategy is to rely on contract manufacturers to produce our prodrug product candidates for clinical trials and, if approved, drug product for commercial sale. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on Johnson Matthey Inc., or JMI, a third-party manufacturer, to produce the bulk quantities of KP201 required for the manufacture of the KP201/IR used in our clinical trials under a supply agreement. JMI is also currently contracted to manufacture of KP511 to be used in our non-clinical, clinical and formulation development programs needed to support an NDA filing. We have contracted with another third-party manufacturer to supply KP415 to be used in our non-clinical, clinical and formulation development programs necessary to support an NDA filing. We plan to continue to rely on these manufacturers to manufacture commercial quantities of KP201 used in production of KP201/IR, KP511 and KP415, respectively, for sale in the United States, if and when we receive approval by the FDA. We expect to contract with third-party manufacturers for the manufacture of all API supply needs outside the United States if and when we receive approval by regulatory authorities outside the United States.

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

Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, debarment, injunctions, fines, consent decrees, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreements to resolve allegations of non-compliance with these laws, refusals of government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement or civil or criminal penalties, including fines and individual imprisonments.

Supply Agreement with Johnson Matthey

Under our supply agreement with JMI, or the Supply Agreement, JMI has agreed to supply us with all of the KP201 necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process development services for KP201. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for KP201 would be exclusive to them in the United States. In addition, for further process optimization and manufacture of NDA registration batches, we agreed to pay a minimum royalty on the net sales on the commercial sale of KP201, if approved by the FDA. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes. Under the agreement, JMI has completed manufacture of our registration batches of KP201 and stability testing for those batches is in process.

Under the Supply Agreement, we retain sole ownership of KP201 and are required to use commercially reasonable efforts to develop and to pursue FDA marketing approval of KP201. We are responsible for product development, including formulation, preclinical studies and clinical trials, and for regulatory approval, quality assurance and commercialization. If KP201 is subject to a DEA scheduling quota, then each quarter, both we and JMI are responsible for using commercially reasonable efforts to obtain a quota from the DEA for the production of the KP201 API and for KP201.

We are responsible for all costs of any KP201 manufactured during a specified validation process for KP201. After completion of the validation process, but prior to the commercial launch of any products that utilize KP201 as the API, JMI will manufacture batches of KP201 at a price to be negotiated. Failure to agree upon this pricing would result in JMI supplying these batches to us free of charge and we would pay JMI an additional royalty payment on such batches. The percentage royalty rate ranges from the low teens at low volumes to the low single digits at higher volumes and is additive to any minimum royalty we may owe JMI on such batch. JMI will manufacture and supply KP201 at a price equal to JMI’s fully allocated manufacturing cost after commercial launch should we obtain approval for marketing from the FDA.

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

Asset Purchase Agreement with Shire LLC

In March 2012, as a result of a litigation settlement, we and our chief executive officer, Travis C. Mickle, Ph. D., entered into an asset purchase agreement with Shire pursuant to which we sold assets and intellectual property to Shire for proceeds of $5.1 million. As partial consideration for this sale, we and Dr. Mickle agreed not to compete with Shire in the development, commercialization, production or distribution of amphetamine amino acid conjugate products until March 21, 2017. Pursuant to this agreement, we also granted Shire a right of first refusal to acquire, license or commercialize KP415.

Third-Party Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governmental authorities, including those that administer the Medicare and Medicaid programs, and private managed care organizations and health insurers. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product candidates will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Each third-party payor determines whether or not it will provide coverage for a drug, what amount it will pay providers for the drug, and on what tier of its formulary the drug will be placed. These decisions are influenced by the existence of multiple drug products within a therapeutic class and the net cost to the plan, including the amount of the prescription price, if any, rebated by the drug’s manufacturer. Typically, generic versions of drugs are placed in a preferred tier. The position of a drug on the formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Also, third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. As a result, coverage, reimbursement and placement determinations are complex and are often the subject of extensive negotiations between the payor and the owner of the drug.

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

Within the Medicare program, as self-administered drugs, KP201/IR (APAP-free), KP303, KP415, KP511/ER, KP511/IR, KP606/IR and KP746 would be reimbursed under the expanded prescription drug benefit known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These plans develop formularies that determine which products are covered and what co-pay will apply to covered drugs. The plans have considerable discretion in establishing formularies and tiered co-pay structures, negotiating rebates with manufacturers and placing prior authorization and other restrictions on the utilization of specific products, subject to review by the Centers for Medicare and Medicaid Services, or CMS, for discriminatory practices. These Part D plans negotiate discounts with drug manufacturers, which are passed on, in whole or in part, to each of the plan’s enrollees through reduced premiums. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes made by the Patient Protection and Affordable Care Act as amended by the Health Care Education and Reconciliation Act, or the ACA, will reduce this patient coverage gap, known as the “donut hole”, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% in 2020. To help achieve this reduction, pharmaceutical manufacturers are required to provide quarterly discounts of 50% off the negotiated price of branded drugs dispensed to Medicare Part D patients in the donut hole.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	nonclinical laboratory and animal tests that must be conducted in accordance with good laboratory practices, or GLPs;

●	submission of an IND, which must become effective before clinical trials may begin;

●	approval by an independent institutional review board, or IRB, for each clinical site or centrally before each trial may be initiated;

●

adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended use, performed in accordance with good clinical practices, or GCPs;

●	submission to the FDA of an NDA;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with cGMP and GCPs; and

●	FDA approval of an NDA to permit commercial marketing for particular indications for use.

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

●

Phase 1—Studies are initially conducted to test the product candidate for safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism, distribution and excretion in healthy volunteers or subjects with the target disease or condition. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.

●

Phase 2—Controlled studies are conducted with groups of subjects with a specified disease or condition to provide enough data to evaluate the preliminary efficacy, optimal dosages and dosing schedule and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●

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

The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FFDCA. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events occur.

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

FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed or may include contraindications, warnings or precautions in the product labeling, including a black box warning. If the FDA requires a boxed warning, we would also be subject to specified promotional restrictions, such as the prohibition of reminder advertisements. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Failure to comply with any of the FDA’s requirements could result in significant adverse enforcement actions. These include a variety of administrative or judicial sanctions, such as refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, debarment, injunctions, fines, consent decrees, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, refusals of government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement or civil or criminal penalties, including fines and individual imprisonment. Any of these sanctions could result in adverse publicity, among other adverse consequences.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Schedule II drugs are those that meet the following characteristics:

●	the drug has a high potential for abuse;

●	the drug has a currently accepted medical use in treatment in the United States or a currently accepted medical use with severe restrictions; and

●	abuse of the drug may lead to severe psychological or physical dependence.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for, or purchasing, leasing, ordering, or arranging for the purchase, lease or order of, any good, facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the ACA amended the intent requirement of the federal Anti-Kickback Statute, and some other healthcare criminal fraud statutes, so that a person or entity no longer needs to have actual knowledge of the Anti-Kickback Statute, or the specific intent to violate it, to have violated the statute. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Additionally, the federal Open Payments program, created under Section 6002 of the ACA and its implementing regulations, require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with specified exceptions) to report annually information related to specified payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually specified ownership and investment interests held by physicians and their immediate family members.

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

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Several states have also enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives, as well as prohibiting pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and prohibiting certain other sales and marketing practices.

Enforcement actions can be brought by federal or state governments or as “qui tam” actions brought by individual whistleblowers in the name of the government. Depending on the circumstances, failure to comply with these laws can result in penalties, including criminal, civil and/or administrative criminal penalties, damages, fines, disgorgement, debarment from government contracts, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion of products from reimbursement under government programs, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our business.

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

For example, in March 2010, the ACA was passed. The ACA has substantially changed health care financing by both governmental and private insurers, and significantly affected the U.S. pharmaceutical industry. The ACA, among other things, subjected manufacturers to new annual fees and taxes for specified branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, expanded health care fraud and abuse laws, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, imposed an inflation penalty on new formulations of drugs, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, expanded the 340B program which caps the price at which manufacturers can sell covered outpatient pharmaceuticals to specified hospitals, clinics and community health centers, and provided incentives to programs that increase the federal government’s comparative effectiveness research. There have been judicial and congressional challenges to certain aspects of the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We continue to evaluate the effect that the ACA has on our business. Final regulations, guidance, amendments and judicial orders are anticipated in the future and we will continue to assess the ACA’s impact on us as final regulations, guidance, amendments and judicial orders are issued.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs.

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

Employees

As of December 31, 2016, we employed 32 full-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Segments and Geographic Information

We view our operations and manage our business as one operating segment. See our financial statements for a discussion of revenues, operating loss, net loss and total assets. All of our assets were held in the United States for the years ended December 31, 2016, 2015 and 2014.

Corporate Information

We were incorporated under the laws of the State of Iowa in October 2006 and were reincorporated under the laws of the State of Delaware in May 2014. Our principal executive offices are located at 2500 Crosspark Road, Suite E126, Coralville, IA 52241 and our telephone number is (319) 665-2575. Our website address is www.kempharm.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to Our Financial Position and Capital Needs

In light of our receipt of the CRL from the FDA regarding our NDA for Apadaz, the U.S. regulatory pathway for Apadaz is uncertain, and we may never obtain regulatory approval in the United States.

In December 2015, we submitted an NDA to the FDA for the marketing and sale of Apadaz. The NDA was accepted for filing by the FDA in February 2016. In June 2016, the FDA issued the CRL regarding the NDA, indicating that their review was complete and the NDA was not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrence studies of Apadaz.

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

We cannot predict whether the FDA will have concerns regarding the abuse deterrent or other features of our product candidates for any future NDA we may submit. If the FDA were to raise similar concerns regarding the abuse deterrent or other features of our product candidates in the future, the FDA may not approve any such product candidates or we may not have sufficient capital resources to fully fund any new trials that the FDA may require as a condition to approval of our product candidates.

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

We have incurred operating losses since our inception and, as of December 31, 2016, had an accumulated deficit of $121.3 million. Our loss from operations for the years ended December 31, 2016, 2015 and 2014, were $37.5 million, $22.8 million and $16.4 million, respectively. We have financed our operations to date with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt and $59.9 million in aggregate net proceeds from our initial public offering.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of many of our product candidates, and we have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

●	seek regulatory approvals for product candidates that successfully complete clinical trials;

●	continue research and preclinical development and initiate clinical trials of our other product candidates;

●	seek to discover and develop additional product candidates;

●

potentially establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio; and

●	incur additional legal, accounting and other expenses in operating as a public company.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2019. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

●	the progress and results of our preclinical studies, clinical trials and other product development and commercialization activities;

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

●	the ability to obtain abuse-deterrent claims in the labels for our product candidates;

●	the number and development requirements of other product candidates that we may pursue;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the efforts necessary to institute post-approval regulatory compliance requirements;

●

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

●

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

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable, and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products that we do not expect to be commercially available for the foreseeable future, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. Our credit facility agreement with Deerfield Private Design Fund III, L.P., or Deerfield, dated June 2, 2014, or the Deerfield facility includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. Additionally, in February 2016, we issued $86.25 million aggregate principal amount of our 5.50% senior convertible notes due 2021, or the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt securities or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

A key element of our strategy is to use our LAT platform technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates, we may not be able to develop prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. For instance, in June 2016, we received the CRL from the FDA for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims. If we do not successfully develop and commercialize product candidates based upon our LAT platform technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. Other than the submission of our NDA for Apadaz to the FDA, as to which the FDA issued the June 2016 CRL, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

The success of our product candidates will depend on the receipt and maintenance of regulatory approval and the issuance and maintenance of such approval is uncertain and subject to a number of risks, including the following:

●	the FDA or comparable foreign regulatory authorities, IRBs or ethics committees may disagree with the design or conduct of our clinical trials;

●

the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other regulatory agencies for marketing approval or for us to receive approval for claims that are necessary for commercialization, for instance in June 2016, the FDA issued the CRL for our Apadaz NDA;

●	the dosing in a particular clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our product candidates;

●

the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission to regulatory authorities or to obtain regulatory approval in the United States or elsewhere;

●

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies or may later suspend or withdraw such approval;

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and

●	even if we obtain marketing approval in one or more countries, future safety or other issues could result in the suspension or withdrawal of regulatory approval in such countries.

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive nonclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate's safety and efficacy for each indication and manufacturing quality. Additionally, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or that any future trials will be successful. For example, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of Apadaz, but voted 18 to two against inclusion of abuse deterrent labeling for Apadaz. Additionally, in June 2016, we received the CRL from the FDA for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

Any product candidate we develop may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

We are very early in our development efforts and only a limited number of our product candidates have entered clinical development. All of our other active product candidates are still in preclinical development. We have not completed the development of any product candidates, we generate no revenue from the sale of any prodrugs and we may never be able to develop a marketable prodrug product. We have invested substantially all of our efforts and financial resources in the development of our LAT platform technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from our product candidates will depend heavily on their successful development and eventual commercialization. The success of our product candidates will depend on several factors, including:

●	successful completion of preclinical studies and requisite clinical trials;

●	successful completion and achievement of endpoints in our clinical trials;

●	demonstration that the risks involved with our product candidates are outweighed by the benefits;

●	successful development of our manufacturing processes for our product candidates, including entering into and maintaining arrangements with third-party manufacturers;

●	successful completion of an FDA preapproval inspection of the facilities used to manufacture our product candidates, as well as select clinical trial sites;

●

receipt of timely marketing approvals from applicable regulatory authorities, including, if applicable, the determination by the DEA, of the controlled substance schedule for a product candidate, taking into account the recommendation of the FDA;

●	obtaining abuse-deterrent claims in the labels for our product candidates;

●

obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including cGMPs;

●	launching commercial sales of product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of our prodrug product candidates, if approved, by patients, the medical community and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement; and

●	maintaining a continued acceptable safety and efficacy profile of the prodrug products following approval.

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

FDA approval is required in order to make claims that a product has an abuse-deterrent effect. In January 2013, the FDA published draft guidance with regard to the evaluation and labeling of abuse-deterrent opioids. This guidance was published in final form in April 2015. The FDA guidance provides direction as to the studies and data required for obtaining abuse-deterrent claims in a product label. The guidance describes four categories of label claims for abuse-deterrent products. Depending on product and study data, a combination of categories can be included in the label claims. The FDA guidance lists the following theoretical examples:

●	Category 1–in vitro data demonstrate the product has physical and chemical properties that are expected to deter intravenous abuse. However, abuse is still possible by the oral and nasal routes.

●

Category 1 and 2–in vitro data demonstrate that the product has physical and chemical properties that are expected to deter oral, nasal and intravenous abuse. However, abuse of intact product is still possible by the oral route.

●

Category 2 and 3–pharmacokinetic and clinical abuse potential studies indicate that the product has properties that are expected to deter abuse via the oral, intranasal and intravenous routes. However, abuse of product by these routes is still possible.

●

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

There can be no assurance that any of our product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our trials do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. For instance, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 18 to two against inclusion of abuse-deterrent labeling for Apadaz. Subsequently, in June 2016, the FDA issued the CRL for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrence studies of Apadaz. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

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

If we attempt to rely on the 505(b)(2) pathway and the FDA does not conclude that our product candidates are sufficiently bioequivalent, or have comparable bioavailability, to approved drugs, or if the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and the FDA may not ultimately approve our product candidates.

A key element of our strategy is to seek FDA approval for our product candidates through the 505(b)(2) NDA pathway where possible. The 505(b)(2) pathway permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Such reliance is typically predicated on a showing of bioequivalence or comparable bioavailability to an approved drug.

If the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, or if we cannot demonstrate bioequivalence or comparable bioavailability of our product candidates to approved products, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. Moreover, even if the FDA does allow us to pursue the 505(b)(2) NDA pathway, depending on the product candidate, we may still need to conduct additional clinical trials, including clinical trials to assess product safety or efficacy. For instance, we currently plan on relying on the 505(b)(1) pathway for any NDA we submit for KP415 and KP201/IR. Additionally, we do not anticipate that the 505(b)(2) pathway will be available for every product candidate. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with our product candidates, would likely substantially increase.

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

If we were to file an NDA under the 505(b)(2) regulatory for any of our product candidates, within 60 days of the agency’s receipt of our NDA, the FDA will make a threshold determination of whether the NDA is sufficiently complete to permit a substantive review. This 60-day review period is referred to as the filing review. If the NDA is sufficiently complete, the FDA will file the NDA. If the agency refuses to file the NDA, it will notify us and state the reason(s) for the refusal. The FDA may refuse to file our NDA for various reasons, including but not limited to, if:

●	the NDA is incomplete because it does not on its face contain the information required under the FFDCA or the FDA’s regulations;

●

the NDA does not contain a statement that each nonclinical laboratory study was conducted in compliance with the GLP requirements, or for each study not so conducted, a brief statement of the reason for the noncompliance;

●

the NDA does not contain a statement that each clinical trial was conducted in compliance with the IRB regulations or was not subject to those regulations, and the agency’s informed consent regulations or a brief statement of the reason for noncompliance; or

●	the drug is a duplicate of a listed drug approved before receipt of the NDA and is eligible for approval under an ANDA for generic drugs.

In its procedures, the FDA has stated that it could find an NDA submitted under the Section 505(b)(2) regulatory pathway incomplete and refuse to file it if the NDA, among other reasons:

●	fails to include appropriate literature or a listed drug citation to support the safety or efficacy of the drug product;

●	fails to include data necessary to support any aspects of the proposed drug that represent modifications to the listed drug(s) relied upon;

●

fails to provide a bridge, for example by providing comparative bioavailability data, between the proposed drug product and the listed drug product to demonstrate that such reliance is scientifically justified;

●	uses an unapproved drug as a reference product for the bioequivalence study; or

●	fails to provide a patent certification or statement as required by the FDA’s regulations where the 505(b)(2) NDA relies on one or more listed drugs.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Interpretation of results from early, usually smaller, studies that suggest positive trends in some subjects, requires caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints, or lack of trial endpoints in exploratory studies, subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, in June 2016, the FDA issued the CRL for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrence studies of Apadaz. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site or amend clinical trial protocols as needed;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and CROs;

●

clinical trials of our product candidates may produce negative or inconclusive results, including failure to demonstrate statistical significance in cases where that is required, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon prodrug development programs;

●

the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or trial protocols, or meet their contractual obligations to us in a timely manner, or at all;

●

regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our product candidates may be greater than we anticipate, including if we are not able to pursue the 505(b)(2) NDA pathway for approval of our product candidates;

●	we will need to pay substantial application user fees, which we may not be able to afford;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	we may abandon our development program or programs based on the changing regulatory or commercial environment;

●	regulatory authorities may not agree with our trial design or implementation; and

●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates;

●	not obtain marketing approval at all;

●	obtain approval for indications or patient populations that are not as broad as intended or desired;

●	obtain approval but without the claims necessary for us to successfully commercialize our product candidates;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

●	be subject to additional post-marketing testing, surveillance, or other requirements, such as REMS; or

●	have the product removed from the market after obtaining marketing approval.

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

Our decision to seek approval of our product candidates under 505(b)(2), if available, may increase the risk that patent infringement suits are filed against us, which would delay the FDA's approval of such product candidates.

In connection with any NDA that we may submit under 505(b)(2), if there are patents that claim the approved drug contained in our product candidates and referenced in our 505(b)(2) NDA, we must certify to the FDA and notify the patent holder that any patents listed for the approved drug in the FDA's Orange Book publication are invalid, unenforceable or will not be infringed by the manufacture, use or sale of our prodrug. If a patent infringement lawsuit is filed against us within 45 days of its receipt of notice of our certification, the FDA is automatically prevented from approving our 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a court decision in the infringement case that is favorable to us, or such shorter or longer period as may be ordered by a court. Such actions are routinely filed by patent owners. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and patent litigation before our product candidates may be commercialized. We may not be successful in defending any patent infringement claim. Even if we are found not to infringe, or a plaintiff's patent claims are found invalid or unenforceable, defending any such infringement claim would be expensive and time-consuming, and would delay launch of our product candidates and distract management from their normal responsibilities.

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

Before we can commercialize our product candidates, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Most of our product candidates, including KP201/IR (APAP-free), KP303, KP415, KP511/ER, KP511/IR, KP606/IR and KP746, if approved, will be regulated as “controlled substances” as defined in the CSA and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Schedule II drugs are those that meet the following characteristics:

●	the drug has a high potential for abuse;

●	the drug has a currently accepted medical use in treatment in the United States or a currently accepted medical use with severe restrictions; and

●	abuse of the drug may lead to severe psychological or physical dependence.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Because most of our product candidates may be regulated as Schedule II controlled substances, they may be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. Manufacturers of Schedule I and II controlled substances are required to apply for quotas on an annual basis. If we or our contract manufacturers or suppliers do not obtain a sufficient quota from the DEA, we may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand, if our product candidates are approved for marketing.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. If we are not successful at enrolling subjects in one clinical trial, it may effect when we are able to initiate our next clinical trial, which could result in significant delays in our efforts to pursue regulatory approval of and commercialize our product candidates. In addition, some of our competitors have ongoing clinical trials to treat the same indications as our product candidates, and subjects who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. Subject enrollment is affected by other factors including:

●	the size and nature of the subject population specified in the trial protocol;

●	the eligibility criteria for the study in question;

●	the perceived risks and benefits of the product candidate under study;

●	the fact that the product candidate is a controlled substance;

●	severe or unexpected drug-related adverse events experienced by subjects in a clinical trial;

●	the availability of drugs approved to treat the diseases or conditions under study;

●	the efforts to facilitate timely enrollment in clinical trials;

●	the patient referral practices of physicians;

●	the severity of the disease or condition under investigation;

●	the ability to obtain and maintain subject informed consent;

●	the ability to retain subjects in the clinical trial and their return for follow-up;

●	the clinical trial design, including required tests, procedures and follow-up;

●	the ability to monitor subjects adequately during and after treatment;

●	delays in adding new investigators and clinical sites;

●	withdrawal of clinical trial sites from clinical trials; and

●	the proximity and availability of clinical trial sites for prospective subjects.

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

We contract with third parties for the manufacture of our product candidates that utilize KP201, KP511 and KP415 as the API used in our clinical trials and with a sole source supplier for the manufacture of bulk quantities of KP201, KP511 and KP415 used in product candidates that utilize these moieties as the API and we expect to continue to do so. This reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of KP201, KP511 or KP415, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We procure the bulk drug substances for KP201, KP511 and KP415 from sole-source, third-party manufacturers and the product candidates that utilize these moieties as the API used in our clinical trials from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our other product candidates, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of KP201, KP511, KP415, other bulk drug substances or our product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

We may be unable to establish any future agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to maintain our existing third-party relationships or establish any such agreements with other third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for FDA and DEA regulatory compliance and quality assurance;

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;

●	disruption and costs associated with changing suppliers, including additional regulatory filings;

●	the possible breach, termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

●

the reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our product candidates in a timely fashion, in sufficient quantities or under acceptable terms; and

●	carrier disruptions or increased costs that are beyond our control.

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for KP201, KP511 or KP415 bulk drug substance. If our current contract manufacturer for KP201, KP511 or KP415 bulk drug substance cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

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

Collaborations involving our product candidates would pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not perform their obligations as expected;

●

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

●

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;

●

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

●

collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

●

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

Our patent position is subject to numerous additional risks, including the following:

●	we may fail to seek patent protection for inventions that are important to our success;

●	our pending patent applications may not result in issued patents;

●

we cannot be certain that we are the first to invent the inventions covered by pending patent applications or that we are the first to file such applications and, if we are not, we may be subject to priority disputes or lose rights;

●	we may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications;

●

we may file patent applications but have claims restricted or we may not be able to supply sufficient data to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims; alternatively, it is possible that we may not receive any patent protection from an application;

●

even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, and may not be of sufficient scope or strength to provide us with any commercial advantage;

●	our competitors may be able to design around our owned or licensed patents by developing similar or alternative technologies or drugs without infringing on our intellectual property rights;

●

we could inadvertently abandon a patent or patent application, resulting in the loss of protection of intellectual property rights in a particular country, and we, our collaborators or our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments;

●	the claims of our issued patents or patent applications when issued may not cover our product candidates;

●

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

●

there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim and there may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim;

●	third parties may develop products that have the same or similar effect as our products without infringing our patents;

●	third parties may intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts;

●	there may be dominating patents relevant to our product candidates of which we are not aware;

●

obtaining regulatory approval for pharmaceutical products is a lengthy and complex process, and as a result, any patents covering our product candidates may expire before or shortly after such product candidates are approved and commercialized;

●

the patent and patent enforcement laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions; and

●	we may not develop additional proprietary technologies that are patentable.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have not yet solicited trademarks for our current product candidates and have not yet begun the process of applying to register trademarks for our current product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	our inability to access government and commercial health plan formularies or secure preferred coverage and adequate reimbursement levels;

●	the inability of sales personnel to obtain access to physicians or achieve adequate numbers of physicians to prescribe any future prodrug products;

●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

●	liability for personnel, including sales personnel, failing to comply with applicable legal requirements; and

●

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

If any of our product candidates receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments, including less expensive generic treatments;

●	the ability to obtain abuse-deterrent claims in the labels for most of our product candidates;

●	our ability to offer our prodrug products for sale at competitive prices;

●	the clinical indications for which our product candidates are approved;

●	the convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the cost of treatment in relation to alternative treatments;

●	the steps that prescribers and dispensers must take, since most of our product candidates are controlled substances, as well as the perceived risks based upon their controlled substance status;

●	the ability to manufacture our product in sufficient quantities and yields;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement or willingness of patients to pay out of pocket in the absence of third-party coverage;

●	the prevalence and severity of any side effects;

●	any potential unfavorable publicity;

●	any restrictions on the use, sale or distribution of our product candidates, including through REMS; and

●	any restrictions on the use of our prodrug products together with other medications.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We will face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, drug delivery companies and academic and research institutions. Our competitors may develop or market drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products. See "Item 1 - Business - Competition" for more information about our potential competitors.

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

Our ability to commercialize any product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for our product candidates will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and managed care plans and other third-party payors. Government authorities and other third-party payors decide which medical products they will pay for and establish reimbursement levels, including co-payments. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our prodrug products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Moreover, the trend has been for government and commercial health plans and their pharmacy benefit managers to commoditize drug products through therapeutic equivalence determinations, making formulary decisions based on cost. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

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

Further, our promotional materials, statements and training methods must comply with the FDA’s prohibition of the promotion of unapproved, or off-label, use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s independent choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials, statements or training constitutes promotion of an off-label use, it could request that we modify our promotional materials, statements or training methods or subject us to regulatory or enforcement actions, such as the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, disgorgement of money, operating restrictions or criminal penalties. We may also be subject to actions by other governmental entities or private parties, such as the False Claims Act, civil whistleblower or “qui tam” actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercialize any prodrug products that we may develop. This includes the risk that our products may be misused. For example, we anticipate that, if approved, our products may carry boxed warnings regarding lethality if our oral tablets are prepared for injection and hepatotoxicity, as is commonly done by abusers of opioids. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;

●	injury to our reputation and significant negative media attention;

●	termination of clinical trial sites or entire trial programs;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	significant costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards paid to trial participants or patients;

●	product recalls, withdrawals or labeling revisions and marketing or promotional restrictions;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize any prodrug products that we may develop.

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

A variety of risks associated with international operations could materially adversely affect our business.

We expect to engage in significant cross-border activities, and we will be subject to risks related to international operations, including:

●	different regulatory requirements for maintaining approval of drugs in foreign countries;

●	reduced protection for contractual and intellectual property rights in some countries;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in North America;

●	tighter restrictions on privacy and the collection and use of patient data; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

●	differing regulatory requirements in foreign countries;

●

the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market with low or lower prices rather than buying them locally;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the FCPA or comparable foreign regulations;

●

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism.

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

In addition, later discovery of previously unknown adverse events or other problems with our prodrug products, including those related to manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have negative consequences, including:

●	adverse inspectional findings;

●	restrictions on such prodrug products, distribution, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a drug;

●	additional warnings or otherwise restrict the product’s indicated use, label, or marketing;

●	issuance of safety alerts, dear-healthcare-provider letters, press releases or other communications containing warnings regarding the product;

●	requirement to establish or modify a REMS;

●	requirement to conduct post-marketing studies or surveillance;

●	restrictions on drug distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters;

●	recall or withdrawal of the prodrug products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit and other delays;

●	clinical holds, or the suspension or termination of ongoing clinical trials;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of marketing approvals or other permits or voluntary suspension of marketing;

●	refusal to permit the import or export of our prodrug products;

●	reputational harm;

●	refusal of government contracts or future orders under existing contracts, exclusion from participation in federal health care programs, and corporate integrity agreements;

●	product seizure or detention; or

●	injunctions or the imposition of civil or criminal penalties, including False Claims Act liability.

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

We are exposed to the risk of misconduct by employees and independent contractors, such as principal investigators, CROs, consultants, commercial collaborators, contract manufacturers, service providers and other vendors. Such misconduct could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards that we have established or that are established by regulation, to comply with federal and state contracting and healthcare fraud and abuse laws, to report drug pricing, financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing, advertising and promotion, sales commissions, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct and self-disclose credible evidence of False Claims Act violations. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of warning letters, untitled letters, cyber letters, seizure or recall of products, injunctions, withdrawal of product approval or other permits, clinical holds and termination of clinical trials, FDA refusal to approve pending applications, product detentions, FDA or DEA consent decrees, restriction or suspension of manufacturing and distribution, debarment, refusal to allow product import or export, adverse publicity, refusal of government contracts or future orders under existing contracts, dear-health-care-provider letters or other warnings or corrective information, recalls, delays, civil, criminal and administrative penalties including False Claims Act liability, damages, monetary fines, disgorgement, restitution, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, among other consequences, any of which could adversely affect our ability to operate.

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

●

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

●

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

●

the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

●

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

●

HIPAA, as amended by HITECH and their respective implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●

the federal Open Payments program, created under Section 6002 of the ACA, and its implementing regulations, which imposes annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to annually report certain payments and transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

●

comparable state and foreign laws, which may be broader in scope than the analogous federal laws and may differ from each other in significant ways, including, other state legislation, which requires pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives, and that prohibits pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and prohibiting certain other sales and marketing practices.

These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws, or that our compliance systems are inadequate to detect and report such conduct or to report accurate pricing information to the government. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could significantly harm our business. If any of the physicians or other healthcare providers or entities with whom we currently, or expect to, do business, including future collaborators, is found not to be in compliance with applicable laws, they and we may be subject to penalties and potential exclusion from participation in healthcare programs as a result of their non-compliance.

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

●

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded drugs and generic drugs, respectively;

●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

●

establishment of a new and distinct methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●

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

●

extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations and extension of the inflation percentage applicable to existing branded drugs to new formulations for purposes of computing the inflation penalty component of Medicaid rebates;

●

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

●	the new requirements under the federal Open Payments program and its implementing regulations;

●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments in the future. In January 2017, Congress voted to approve the Budget Resolution that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We cannot predict how the ACA, its possible repeal, or any legislation that may be proposed to replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may, among other things, result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our prodrug product candidates.

Legislative and regulatory proposals and enacted statutes have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. For instance, the Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers are required to provide specified information regarding the drug products they produce to individuals and entities to which product ownership is transferred, label drug products with a product identifier and keep specified records regarding the drug products. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers are also required to verify that purchasers of products are appropriately licensed. Further, under this legislation, manufacturers have drug product investigation, quarantine, disposition and FDA and trading-partner notification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from malicious human acts, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Moreover, despite network security and back-up measures, some of our and our vendors' servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business and could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

An active trading market for our common stock may not be sustained and you may not be able to resell your shares of our common stock for a profit, if at all.

Prior to our initial public offering, there had been no public market for our common stock. An active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell our shares at an attractive price or at all.

The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from $2.90 to $26.15 through March 7, 2017. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	actual or anticipated variations in our operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the pharmaceutical industry;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	adverse regulatory announcements or determinations regarding our product candidates;

●	capital commitments;

●	investors’ general perception of us and our business;

●	recruitment or departure of key personnel; and

●	sales of our common stock, including sales by our directors and officers or specific stockholders.

Many of the factors described above are not within our control. For instance, in May 2016, we announced that the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of Apadaz, but voted 18 to two against inclusion of abuse deterrent labeling for Apadaz. The announcement was followed by a substantial decrease in the trading price of our common stock on The NASDAQ Global Market. Additionally, when we announced in June 2016 that the FDA had issued the CRL for our Apadaz NDA, the trading price of our common stock on The NASDAQ Global Market was subject to another substantial decrease. We cannot guarantee that future announcements will not have similar effects on the trading price of our common stock.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For instance, in December 2016, we received notice of a class action suit filed against us by a stockholder in the Iowa District Court in Johnson county alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby. In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff has since filed a motion to remand the case to the Iowa District Court, and that motion is still pending. The suit is still in a preliminary stage and has not yet been set for trial. As such, we are unable to predict the timing or outcome of this litigation as of the date of this report. Such litigation could cause us to incur substantial costs and divert management’s attention and resources from our business. Further, companies listed on The NASDAQ Global Market, and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

We may incur substantial costs as a result of ongoing litigation.

In December 2016, we received notice of a class action suit filed against us by a stockholder in the Iowa District Court in Johnson county alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby. In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff has since filed a motion to remand the case to the Iowa District Court, and that motion is still pending. The suit is still in a preliminary stage and has not yet been set for trial. We cannot predict the timing or outcome of this litigation and irrespective of its outcome, this litigation may cause us to incur substantial costs in related legal fees and divert management's attention and resources from our business.

A significant portion of our outstanding warrants and convertible securities are entitled to certain anti-dilution protections which, if triggered, may cause substantial dilution to your investment.

As of December 31, 2016, we had outstanding immediately exercisable warrants to purchase 59,714 shares of our common stock at a weighted average exercise price of $5.85 per share that include anti-dilution provisions pursuant to which the exercise price of such warrants will be adjusted downward if we issue any shares of our common stock or any securities convertible into our common stock at a price per share or with an exercise or conversion price less than the exercise price of such warrants. Upon such an event, the exercise price of these warrants will be automatically adjusted to equal the price per share paid for, the conversion price of or the exercise price of such securities, as applicable, and the number of shares of common stock issuable upon exercise of each warrant will be proportionately increased.

Additionally, in June 2014, we issued to Deerfield (i) a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock at an exercise price of $0.78 per share, which is exercisable until June 2, 2024, or the Deerfield Warrant, and (ii) a secured convertible note, or the Deerfield Note, in the principal amount of $10.0 million, which bears interest at 9.75% per annum. Upon completion of our initial public offering, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of our common stock at an exercise price of $5.85 per share and the outstanding principal and accrued interest under the Deerfield Note became convertible into shares of our common stock at a conversion price of $5.85 per share. The Deerfield Warrant and Deerfield Note each include an exercise or conversion, as applicable, price protection provision, pursuant to which the exercise or conversion, as applicable, price of the warrant or note will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Warrant's exercise price or the Deerfield Note's conversion price, as applicable, or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, pursuant to the terms of our fourth amendment to the Deerfield Warrant and Deerfield Note, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

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

According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 1,751,296 shares of our common stock, assuming a conversion date of December 31, 2016. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of December 31, 2016.

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

Additionally, in October 2016, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. Cowen may sell common stock under the ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). To the extent that we direct Cowen to make any sales of our common stock under the ATM Agreement, our stockholders may experience additional dilution, which could cause our stock price to fall.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of December 31, 2016, we had $96.25 million of convertible notes outstanding, consisting of the $10 million Deerfield Note and $86.25 million of 2021 Notes.

The Deerfield Note bears interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield Note is due quarterly in arrears. Upon notice to Deerfield, we may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Note, provided that all such interest were due on July 1, 2016. We elected this option on all eight of the scheduled interest payments through June 30, 2016 and paid such interest on July 1, 2016. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Note on the fourth and fifth anniversaries of the Deerfield Note. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020. If we are required to pay additional outstanding amounts due under the Deerfield Note prior to maturity or otherwise incur unanticipated monetary obligations under the Deerfield Note, our cash flow available to invest in the ongoing needs of our business may be limited.

In February 2016, we issued the 2021 Notes. Our ability to make payments on, and to refinance, the 2021 Notes, and to fund planned capital expenditures, sales and marketing efforts, research and development efforts, working capital and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not ever generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to repay our indebtedness, including any amounts due under the 2021 Notes at their maturity, or to fund our liquidity needs, we may be forced to refinance all or a portion of the 2021 Notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to affect any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our present and potential future indebtedness and other factors, including market conditions. In addition, in the event of a default with respect to the 2021 Notes, the holders of the 2021 Notes and/or the trustee under the indenture governing the 2021 Notes may accelerate the payment of our obligations under 2021 Notes. A default under the indenture governing the 2021 Notes could also lead to a default under agreements governing future indebtedness. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have a material adverse effect on our business, financial condition and results of operations.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current debt levels, we and our future subsidiaries incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2021 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2021 Notes that could have the effect of diminishing our ability to make payments on the notes when due. The Deerfield facility restricts our ability to incur additional indebtedness, including secured indebtedness, subject to certain exceptions, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock or transactions that our stockholders might otherwise deem to be in their best interests. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors or our management. Therefore, these provisions could adversely affect the price of our stock. Our corporate governance documents include provisions:

●	establishing a classified board of directors with staggered three-year terms so that not all members of our board of directors are elected at one time;

●	providing that directors may be removed by stockholders only for cause;

●	preventing the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●	permitting the board of directors to issue up to 10,000,000 shares of preferred stock with any rights, preferences and privileges they may designate;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	providing that vacancies may be filled by remaining directors;

●	preventing cumulative voting; and

●	providing for a supermajority requirement to amend our bylaws.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

In addition, the provisions of our termination agreement with MonoSol and our agreements with Deerfield and the holders of our 2021 Notes may discourage, delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then MonoSol will be entitled to a percentage in the low teens of the price being paid to us and our stockholders in such transaction which is attributable to the value of KP415. Pursuant to the Deerfield Note, we may not enter into any major transaction without the prior approval of Deerfield, including a merger, asset sale or change of control transaction, and Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, of the Deerfield Note immediately prior to consummation of such event. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. Furthermore, the indenture governing the 2021 Notes requires us to repurchase the 2021 Notes for cash if we undergo certain fundamental changes. A takeover of us may trigger the requirement that we repurchase the 2021 Notes, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

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

We are an “emerging growth company” as defined in the Jump Start Business Startups Act, or JOBS Act, and we take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

●

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation; and

●	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As of December 31, 2016, we had federal net operating loss carryforwards of approximately $103.4 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of our initial public offering, the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2016, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in this Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting on an annual basis. This will require that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the Deerfield Note, and any future debt agreements may, preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we estimate to be between $1.0 million and $2.0 million annually, that we did not incur as a private company. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The NASDAQ Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us.

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

We occupy 1,000 square feet of headquarters office and laboratory space in Coralville, Iowa, under a non-cancelable lease agreement that expires in September 2017, and we have the right to extend the term of the lease for successive one year terms upon expiration. We also occupy approximately 17,000 square feet of office space in Celebration, Florida, comprised of two contiguous office suites, under a non-cancelable lease agreement that expires in August 2025 and February 2026, respectively. We have the right to extend the term of the lease for two successive five-year terms upon expiration. In addition, we occupy leased spaces in Durham, North Carolina and Blacksburg, Virginia. We believe that our facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

In December 2016, we received a class action suit filed against us by a stockholder in the Iowa District Court in Johnson county alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby.

In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff has since filed a motion to remand the case to the Iowa District Court, and that motion is still pending. The suit is still in a preliminary stage and has not yet been set for trial. As such, we are unable to predict the timing or outcome of this litigation as of the date of this report.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. As of the date of this report we are unable to predict whether the pending litigation described above could have a material adverse effect on our results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Low	High
Year ended December 31, 2015
Second Quarter (beginning April 16, 2015)	$10.90	$20.08
Third Quarter	$14.60	$26.15
Fourth Quarter	$12.79	$21.30
Year Ended December 31, 2016
First Quarter	$10.16	$19.72
Second Quarter	$3.52	$19.75
Third Quarter	$3.69	$5.50
Fourth Quarter	$2.90	$5.09

Holders of our Common Stock

As of March 7, 2017, we had 172 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The net offering proceeds to us were $59.9 million, after deducting underwriting discounts and commissions totaling $4.5 million. In addition, offering expenses totaled $2.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated April 15, 2015, and filed with the SEC on April 16, 2015, pursuant to Rule 424(b) of the Securities Act. Through December 31, 2016, $35.6 million of the net proceeds had been used to fund the development of Apadaz and our other product candidates and for working capital and other general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs that we believe will be improved versions of widely prescribed, approved drugs. We employ our LAT platform technology to create our prodrugs. We are building a pipeline of prodrug product candidates that target large market opportunities in pain, ADHD and CNS disorders. Our two lead product candidates are KP415, our ER d-threo-methylphenidate product candidate for the treatment of ADHD, and KP201/IR, our APAP-free, single-entity, benzhydrocodone hydrochloride IR abuse-deterrent product candidate designed for the treatment of acute pain. We own worldwide commercial rights for all of our product candidates, except that Shire has a right of first refusal to acquire, license or commercialize KP415.

We previously submitted an NDA to the FDA for our product candidate Apadaz, which consists of KP201, our prodrug of hydrocodone, and acetaminophen. In June 2016, the FDA issued the CRL for our Apadaz NDA. Generally, the FDA issues CRLs to indicate that the FDA considers the review cycle for an application complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrence studies of Apadaz. In August 2016, we completed our end-of-review meeting with the FDA. At the end-of-review meeting, we discussed with the FDA the issues identified by the FDA in the Apadaz NDA and what we believe is the potential to achieve a path forward for an Apadaz product label that could include abuse deterrence claims. The meeting also involved discussions pertaining to abuse deterrence in relation to the broader IR prescription opioid market, hydrocodone-acetaminophen combination products, and published industry guidance from the FDA concerning the evaluation and labeling of abuse deterrent opioids. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. We anticipate up to twelve months may be required to complete all parts of the FDRR process.

We are a development stage company and have not generated any revenue. We have incurred operating losses since our inception and, as of December 31, 2016, had an accumulated deficit of $121.3 million. Our losses from operations for the years ended December 31, 2016, 2015 and 2014 were $37.5 million, $22.8 million and $16.4 million, respectively.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

●	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	continue research and preclinical development and initiate clinical trials of our other product candidates;

●	seek to discover and develop additional product candidates;

●

potentially establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio; and

●	incur additional legal, accounting and other expenses in operating as a public company.

Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, if ever, any of our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Third-Party Agreements

In November 2009, we entered into the Supply Agreement with JMI, pursuant to which JMI has agreed to supply us with all of the KP201 necessary for clinical trials and commercial sale for a price equal to JMI's manufacturing cost and to provide process optimization and development services for KP201. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for KP201 would be exclusive to JMI in the United States and agreed to pay JMI royalties on the net sales of any products that utilize KP201 as the API. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes.

We are responsible for all costs of any KP201 manufactured during a specified validation process for KP201. After completion of the validation process, but prior to the commercial launch of any products that utilize KP201 as the API, JMI will manufacture batches of KP201 at a price to be negotiated. Failure to agree upon this pricing would result in JMI supplying these batches to us free of charge and we would pay JMI an additional royalty payment on such batches. The percentage royalty rate ranges from the low teens at low volumes to the low single digits at higher volumes and is additive to any minimum royalty we may owe JMI on such batch. JMI will manufacture and supply KP201 at a price equal to JMI's fully allocated manufacturing cost after commercial launch should we obtain approval for marketing from the FDA.

We must purchase all of our U.S. KP201 needs from JMI and JMI cannot supply KP201 to other companies. After the commercial launch of any product that utilizes KP201 as the API, JMI is required to identify a secondary manufacturing site and qualify and validate that site for the production of KP201.

The term of the Supply Agreement extends as long as we hold a valid and enforceable patent for KP201 or until the tenth anniversary of the commercial launch of any product that utilizes KP201 as the API, whichever date is later. Upon the expiration of such term, the agreement will automatically renew for a period of two years unless either party provides 12 months' prior notice of its intent not to renew.

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

Components of our Results of Operations

Revenue

To date, we have not generated any revenue. We do not currently know when, if ever, we will generate revenue. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue would be compromised.

Operating Expenses

We classify our operating expenses into three categories: research and development expenses, general and administrative expenses and severance expense. Salaries and personnel-related costs, including benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We allocate expenses associated with our facilities, information technology costs and depreciation and amortization between research and development expenses and general and administrative expenses based on employee headcount and the nature of work performed by each employee.

Research and Development Expense

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop potential product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

●	salaries and personnel-related costs, including benefits and any stock-based compensation, for our scientific personnel performing research and development activities;

●	costs related to executing preclinical studies and clinical trials;

●	fees paid to consultants and other third parties who support our product candidate development;

●	other costs in seeking regulatory approval of our products; and

●	allocated facility-related costs and overhead.

We typically use our employee, consultant and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or external consultant costs to specific product candidates or development programs.

The following table summarizes our research and development expenses for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Outsourced development costs directly identified to programs:
Apadaz	$7,019	$7,342	$9,049
KP201/IR (APAP-free)	18	—	—
KP415	2,889	111	—
KP511	2,511	1,564	—
KP606/IR	24	—	—
Total costs directly identified to programs	12,461	9,017	9,049
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and share-based compensation	5,198	3,655	1,861
Facilities	394	197	160
Other	2,419	1,062	847
Total costs not directly allocated to programs	8,011	4,914	2,868
Total research and development expenses	$20,472	$13,931	$11,917

We plan to increase our research and development expense for the foreseeable future as we continue our efforts to advance the development of our product candidates, subject to the availability of additional funding.

The successful commercialization, if approved, and development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to commercialize, if approved, and complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates.

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

We expect that our general and administrative expense will increase as we continue to operate as a public reporting company and continue to develop our product candidates. We believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

Severance Expense

Severance expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation, for employees terminated in the third quarter of 2016 due to the deferral of commercial operations and realignment of financial resources and operational priorities during the period. At this time, we do not expect to incur significant additional severance expense in future periods.

Other Income (Expense)

Other income (expense) consists primarily of non-cash costs associated with fair value adjustments to our derivative and warrant liability and amortization of debt issuance costs and debt discount to interest expense. Other income (expense) also includes interest expense incurred on our outstanding borrowings, as well as, interest and other income consisting primarily of interest earned on investments. Additionally, we recognized a loss on extinguishment of debt, for the year ended December 31, 2016, related to the payment of our term note previously issued to Deerfield and for the year ended December 31, 2014 we recognized a gain on extinguishment of debt upon the conversion of our 2013 convertible notes. These items are unrelated to our core business and thus are recognized as other income (expense) in our statements of operations.

Income Tax Benefit (Expense)

Income tax benefit (expense) consists of refundable state income tax credits. To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. We have received state income tax credits related to our qualified research activities in Iowa.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015 (in thousands):

	Year Ended	Year Ended	Period-to-
	December 31,	December 31,	Period
	2016	2015	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	20,472	13,931	6,541
General and administrative	14,000	8,883	5,117
Severance expense	3,010	—	3,010
Total operating expenses	37,482	22,814	14,668
Loss from operations	(37,482)	(22,814)	(14,668)
Other income (expense):
Loss on extinguishment of debt	(4,740)	—	(4,740)
Interest expense related to amortization of debt issuance costs and discount	(1,616)	(1,909)	293
Interest expense on principal	(5,511)	(2,671)	(2,840)
Fair value adjustment	32,465	(27,276)	59,741
Interest and other income	353	32	321
Total other income (expense)	20,951	(31,824)	52,775
Loss before income taxes	(16,531)	(54,638)	38,107
Income tax benefit (expense)	15	(26)	41
Net loss	$(16,516)	$(54,664)	$38,148

Net Loss

Net loss for the year ended December 31, 2016 was $16.5 million, which was a decrease of $38.2 million compared to net loss for the year ended December 31, 2015 of $54.7 million. The decrease was primarily attributable to an increase in the non-cash income recognized from fair value adjustments of $59.7 million, partially offset by an increase in loss from operations of $14.7 million due to increased activity on the development programs for our product candidates, increased personnel-costs related to an increase in headcount and severance expense, as well as recognition of non-cash loss on extinguishment of debt of $4.7 million, and an increase in net interest expense and other items of $2.1 million.

Research and Development

Research and development expenses increased by $6.6 million, from $13.9 million for the year ended December 31, 2015, to $20.5 million for the year ended December 31, 2016. This increase was primarily attributable to a $3.5 million payment to a third-party to license an abuse deterrent technology, as well as a $1.2 million increase in personnel-related costs due to increased headcount, a $1.0 million increase in professional fees and other expenses related to preparation for, and attendance at, the FDA advisory committee meeting held during the second quarter of 2016, a $0.5 million increase in various research and development costs related to overhead, and a $0.4 million increase in stock-based compensation expense related to the vesting of stock awards during the year ended December 31, 2016.

General and Administrative

General and administrative expenses increased by $5.1 million, from $8.9 million for the year ended December 31, 2015, to $14.0 million for the year ended December 31, 2016. This increase was primarily attributable to a $1.9 million increase in stock-based compensation expense related to the vesting of stock awards, a $1.2 million increase in salaries and personnel-related costs due to increased headcount, a $1.1 million increase in professional fees and other expenses related to Apadaz pre-commercialization efforts, and a $0.9 million increase in various general and administrative costs related to overhead and corporate governance.

Severance Expense

Severance expense of $3.0 million was recognized during the year ended December 31, 2016 due to the deferral of commercial operations and realignment of financial resources and operational priorities during the third quarter of 2016. Severance expense includes $1.1 million of personnel and other related charges and $1.9 million of stock-based compensation expense related to the acceleration of vesting on certain stock options upon termination. We had no severance expense in the year ended December 31, 2015, and we do not expect for severance expense to recur on an annual basis going forward.

Other Income (Expense)

Other income (expense) increased by $52.8 million, from an expense of $31.8 million for the year ended December 31, 2015, to income of $21.0 million for the year ended December 31, 2016. This was primarily attributable to the $59.7 million increase in the fair value adjustment related to our derivative and warrant liability, an increase in interest and other income of $0.3 million and a $0.3 million decrease in the amortization of the debt issuance costs and debt discount during the year ended December 31, 2016. These changes were partially offset by a $4.7 million increase in the loss on extinguishment of debt recognized in the first quarter of 2016 related to the payment of the term note previously issued to Deerfield and a $2.8 million increase in interest expense primarily related to the 2021 Notes during the year ended December 31, 2016.

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

Net Loss

Net loss for the year ended December 31, 2015 was $54.7 million, which was an increase of $30.2 million compared to net loss for the year ended December 31, 2014 of $24.5 million. The increase was primarily attributable to an increase in non-cash expense recognized from fair value adjustments of $20.1 million, an increase in loss from operations of $6.4 million, the absence of the non-cash gain on extinguishment of debt of $1.9 million, and an increase in non-cash net interest expense of $1.8 million.

Research and Development

Research and development expenses increased by $2.0 million, from $11.9 million for the year ended December 31, 2014, to $13.9 million for the year ended December 31, 2015. This increase was primarily attributable to a $1.7 million increase in contracted third-party research and development spending on KP511 and KP415, which was offset by a decrease of $1.7 million in contracted third-party research and development spending on Apadaz, as well as a $1.3 million increase in personnel-related costs due to increased headcount, a $0.5 million increase in stock-based compensation expense related to the vesting of stock awards during the year ended December 31, 2015, and a $0.2 million increase in miscellaneous research and development costs related to overhead.

General and Administrative

General and administrative expenses increased by $4.4 million, from $4.5 million for the year ended December 31, 2014, to $8.9 million for the year ended December 31, 2015. This increase was primarily attributable to a $1.9 million increase in personnel-related costs due to increased headcount, a $1.6 million increase in stock-based compensation expense related to the vesting of stock awards, a $0.4 million increase in marketing expenses, and a $0.5 million increase in various general and administrative costs related to overhead, accounting expenses and professional fees.

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

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2016, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering. As of December 31, 2016, we had cash and cash equivalents of $16.8 million, restricted cash of $1.1 million, marketable securities of $51.0 million, trade date receivables of $5.0 million and long-term investments of $8.2 million. We completed the initial closing of our initial public offering in April 2015, with a subsequent closing in May 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters' exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt securities and/or warrants, which was declared effective by the SEC on October 17, 2016. We have not issued any of our securities under this registration statement.

On October 3, 2016, we entered into the ATM Agreement with Cowen under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock in accordance with the ATM Agreement. We have not sold any shares of our common stock pursuant to the terms of the ATM Agreement.

We have incurred operating losses since our inception and, as of December 31, 2016, had an accumulated deficit of $121.3 million. We anticipate that we will continue to incur operating losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Convertible Debt

As of December 31, 2016, we had $96.25 million of convertible notes outstanding comprised of the $10 million Deerfield Note and $86.25 million of 2021 Notes.

Deerfield Facility

In June 2014, we entered into the $60.0 million multi-tranche credit facility with Deerfield. At the time we entered into the Deerfield facility, we borrowed the first tranche, which consisted of a $15.0 million term note and the $10.0 million Deerfield Note. We used approximately $18.6 million of the net proceeds from the offering of our 2021 Notes to repay in full the $15.0 million original principal amount on the term note issued under Deerfield facility plus all accrued but unpaid interest on the term note, a make whole interest payment on the term note and a prepayment premium on the term note. Deerfield is no longer obligated to provide us any additional disbursements under the Deerfield facility.

All loans issued under the Deerfield facility, including the Deerfield Note, bear interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield facility is due quarterly in arrears. Upon notice to Deerfield, we may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield facility, provided that all such interest was due on July 1, 2016. We elected this option on all eight of the scheduled interest payments through June 30, 2016 and paid all such interest on July 1, 2016. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield facility on the fourth and fifth anniversaries of the Deerfield facility. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020.

Prepayment of the outstanding balance is not allowed without written consent of Deerfield. However, in connection with our offering of the 2021 Notes, on February 3, 2016, we entered into an amendment to the Deerfield facility in which Deerfield consented to the prepayment of the term note and the issuance of the 2021 Notes.

Pursuant to the Deerfield facility, we issued to Deerfield 1,923,077 shares of our Series D redeemable convertible preferred stock as consideration for the loans provided to us thereunder. Upon closing of our initial public offering, these shares of Series D redeemable convertible preferred stock reclassified into 256,410 shares of our common stock.

We also issued the Deerfield Warrant to purchase 14,423,076 shares of our Series D redeemable convertible preferred stock at an initial exercise price of $0.78 per share. Upon closing of our initial public offering, this warrant converted into a warrant exercisable for 1,923,077 shares of our common stock at an exercise price of $5.85 per share.

Pursuant to the Deerfield facility, we may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit sharing arrangement, without the prior approval of Deerfield. Additionally, if we were to enter into a major transaction, including a merger, consolidation, sale of substantially all of our assets or other change of control transaction, Deerfield would have the ability to demand that prior to consummation of such transaction we repay all outstanding principal and accrued interest of the Deerfield Note. Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

The Deerfield facility also includes high yield discount obligation protections that go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield facility would qualify as an "applicable high yield discount obligation" under the Internal Revenue Code, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification.

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

If we undergo a "fundamental change" (as defined in the indenture), holders may require that we repurchase for cash all or any portion of their 2021 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

Cash Flows (in thousands):

Comparison of the Years Ended December 31, 2016 and 2015 (in thousands)

	Year Ended	Year Ended	Period-to-
	December 31,	December 31,	Period
	2016	2015	Change
Net cash used in operating activities	$(29,772)	$(20,268)	$(9,504)
Net cash used in investing activities	(46,947)	(19,137)	(27,810)
Net cash provided by financing activities	61,163	61,468	(305)
Net (decrease) increase in cash and cash equivalents	$(15,556)	$22,063	$(37,619)

Operating Activities

For the year ended December 31, 2016, net cash used in operating activities of $29.8 million consisted of a net loss of $16.5 million primarily attributable to changes in fair value of our derivative and warrant liabilities and our spending on research and development programs for KP415, KP201/IR and KP511 and $16.6 million in adjustments for non-cash items, partially offset by $3.3 million in changes in working capital. The adjustments for non-cash items primarily consisted of changes in fair value of our derivative and warrant liabilities of $32.5 million and were partially offset by stock-based compensation expense of $6.6 million, a loss on extinguishment of debt of $4.7 million related to the repayment of the term note issued under the Deerfield facility, non-cash interest expense of $2.2 million, amortization of debt issuance costs and debt discount of $1.6 million, and $0.7 million related to the write-off of deferred offering costs, depreciation and amortization and loss on disposal of fixed assets. The changes in working capital were comprised of $1.1 million related to accounts payable and accrued expenses, $2.0 million related to prepaid expenses and other assets, which includes the impact of the refund of the $2.4 million user fee for the Apadaz NDA, and $0.2 million related to other long-term liabilities.

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

Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $46.9 million, which was primarily attributable to purchases of marketable securities and long-term investments of $89.8 million, cash restricted for collateral of $1.1 million and purchases of property and equipment of $0.6 million, partially offset by maturities of marketable securities of $44.6 million.

For the year ended December 31, 2015, net cash used in investing activities was $19.1 million, which was attributable to the purchase of marketable securities of $19.0 million.

Financing Activities

For the year ended December 31, 2016, net cash provided by financing activities was $61.2 million. Net cash consisted of (i) $82.8 million in proceeds, net of discounts and commissions, from the issuance of the 2021 Notes, of which we used approximately $18.6 million to repay in full the $15.0 million principal amount, accrued but unpaid interest, a make whole interest payment and a prepayment premium all related to the term note issued under the Deerfield facility and (ii) $0.1 million in proceeds from the exercise of common stock options and warrants; partially offset by payment of $1.9 million of principal on the Deerfield Note, related to capitalized interest that was added to principal, payment of debt issuance costs of $1.0 million and payment of $0.2 million of deferred offering costs and obligations under a capital lease.

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

Operating Activities

For the year ended December 31, 2015, net cash used in operating activities of $20.3 million consisted of a net loss of $54.7 million, primarily attributable to changes in fair value of our derivative and warrant liabilities and our spending on research and development, offset by $34.3 million in adjustments for non-cash items and increased by $0.1 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of changes in fair value of our derivative and warrant liabilities of $27.3 million, non-cash interest expense of $2.7 million, stock-based compensation expense of $2.4 million, and amortization of debt issuance costs and debt discount of $1.9 million.

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

Investing Activities

For the year ended December 31, 2015, net cash used in investing activities was $19.1 million, which was primarily attributable to the purchase of marketable securities of $19.0 million.

For the year ended December 31, 2014, net cash used in investing activities was $47,000, which was attributable to the purchase of property and equipment.

Financing Activities

For the year ended December 31, 2015, net cash provided by financing activities was $61.5 million. Net cash consisted of (i) $59.9 million in proceeds, net of underwriter's discounts, from our initial public offering, in which we issued and sold 5,090,909 shares of our common stock at a public offering price of $11.00 per share in April 2015, and subsequently sold an additional 763,636 shares of our common stock pursuant to the underwriters' option to purchase additional shares in May 2015, and (ii) proceeds of $4.0 million from the issuance of our Series D-1 convertible redeemable preferred stock in February 2015 and $0.5 million of proceeds related to the exercise of stock options and warrants, offset by payment of deferred offering costs of $0.3 million and payment of debt and stock issuance costs of $2.5 million.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, marketable securities and long-term investments will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2019. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of any of our product candidates.

Our future capital requirements will depend on many factors, including:

●	the progress and results of our preclinical studies, clinical trials and other product development and commercialization activities;

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

●	the ability to obtain abuse-deterrent claims in the labels for our product candidates;

●	the number and development requirements of other product candidates that we may pursue;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the efforts necessary to institute post-approval regulatory compliance requirements;

●

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

●

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

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, if ever, any of our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. The Deerfield facility includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Accrued Expenses

We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

●	fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;

●	fees paid to investigative sites in connection with clinical trials;

●	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and product candidates; and

●	professional fees.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of these costs, our actual expenses could differ from our estimates.

Stock-Based Compensation

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period. Stock-based compensation expense has been reported in our statements of operations as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Research and development	$1,051	$610	$62
General and administrative	3,639	1,759	152
Severance expense	1,910	—	—
	$6,600	$2,369	$214

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

●

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

●	the assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future;

●

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

●	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and

●	we estimate forfeitures based on our historical analysis of actual stock option forfeitures.

We account for stock-based compensation arrangements with directors and consultants that contain only service conditions for vesting using a fair value approach. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. For consultant and other non-employee options subject to vesting, the compensation costs of these arrangements are subject to re-measurement over the vesting period.

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Risk-free interest rate	1.29% - 1.50%	1.40% - 1.99%	0.91% - 2.70%
Expected term (in years)	5.50 - 6.25	4.33 - 6.25	7.00 - 10.00
Expected volatility	77.38% - 94.78%	68.79% - 86.84%	86.00% - 95.00%
Expected dividend yield	0%	0%	0%

Based upon the stock price of $2.95 per share, which is the last sale price of our common stock reported on The NASDAQ Global Market as of December 31, 2016, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of December 31, 2016 and 2015, was $26,000 and $9.2 million, respectively, of which $26,000 as of December 31, 2016, and $5.1 million as of December 31, 2015, related to vested options and $0 as of December 31, 2016, and $4.1 million as of December 31, 2015, related to unvested options.

Determination of Exercise Price of Stock Options and the Fair Value of Common Stock on Grant Dates Prior to Our Initial Public Offering

The following table summarizes by grant date the number of shares of common stock subject to stock options granted between January 1, 2014 and March 2, 2015, as well as the associated per-share exercise price and the estimated fair value per share of our common stock on the grant date:

	Number of		Estimated
	Shares Underlying	Exercise Price	Fair Value
Grant Date	Options Granted	Per Share	Per Share
January 1, 2014	14,664	$5.85	$3.90
June 2, 2014	13,333	5.85	5.48
June 9, 2014	666	5.85	5.48
June 18, 2014	6,400	5.85	5.48
July 9, 2014	77,199	5.85	5.48
January 20, 2015	8,640	8.63	8.63
March 2, 2015	145,199	8.63	8.63

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

In 2014, we undertook third-party valuations of the fair value of our common stock as of June 2, 2014, for financial reporting purposes. The estimated fair values per share of our common stock in the table above, as determined by the third-party valuations beginning with June 2, 2014 stock option grants, were used to measure the stock-based compensation expense for options granted during these periods.

There is inherent uncertainty in these estimates and, if we had made different assumptions than those described, the fair value of the underlying common stock and amount of our stock-based compensation expense, net loss and net loss per share amounts would have differed.

Common Stock Valuation Methodology—Third-Party Valuations

In estimating the fair value of our common stock at June 2, 2014 and December 31, 2014, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, management and our third-party valuation specialists utilized the probability weighted expected return method, or PWERM, approach to allocate equity value to our common stock. The PWERM approach employs various market, income or cost approach calculations depending on the likelihood of various liquidation scenarios. For each of the various scenarios, an equity value is estimated and the rights and preferences for each class of stock are then considered to allocate the equity value to common stock. The common stock value is then multiplied by a discount factor reflecting the calculated discount rate and the timing of the event. Lastly, the common share value is multiplied by an estimated probability for each scenario. The probability and timing of each scenario are based on discussions between our board of directors and our management team. Under the PWERM, the value of our common stock was estimated based on four possible future events for our company:

●	an earlier or later initial public offering, or IPO;

●	a strategic merger or sale;

●	our remaining a private company; and

●	the dissolution of our company.

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

Fair Value of Financial Instruments

We have common stock warrants, put options embedded within those warrants and fundamental change and make-whole interest provisions embedded within our convertible notes that meet the definition of derivative financial instruments and are accounted for as derivatives. The fair value of these derivatives are based on Monte Carlo simulation models at each reporting period.

The derivative liability for the common stock warrants was $4.2 million at December 31, 2016, and $37.6 million at December 31, 2015. The derivative liability for the put options embedded within the common stock warrants was $0.4 million at December 31, 2016, and $0.2 million at December 31, 2015. The derivative liability for the fundamental change and make-whole interest provisions embedded within our convertible notes was $6,000 at December 31, 2016, and had no value at December 31, 2015, as the convertible notes were issued during 2016. A 10% increase in the enterprise value would result in an increase of $0.5 million in the estimated fair value of the common stock warrants, an increase of $19,000 in the estimated fair value of the put options embedded within the common stock warrants, and an increase of $1,000 in the estimated fair value of the fundamental change and make-whole interest provisions embedded within our convertible notes at December 31, 2016.

Upon exercise of the warrants, we will adjust the associated derivative liability to fair value with any changes recorded in other income (expense). At such time, such derivative liability will also be reclassified to additional paid-in capital, and no further revaluations will be necessary.

Utilization of Net Operating Loss Carryforwards and Research and Development Credits

As of December 31, 2016, we had federal net operating loss, or NOL, carryforwards of approximately $103.4 million with expiration dates from 2027 to 2036. We also had research and development credit carryforwards of $3.2 million with expiration dates ranging from 2027 to 2036.

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

Recent Accounting Pronouncements

On April 5, 2012, President Obama signed the JOBS Act into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, we may elect to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than public companies must adopt the standards. We have elected not to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In June 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period, or ASU 2014-12. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We prospectively adopted ASU 2014-12 effective January 1, 2016. The adoption of ASU 2014-12 did not have a material impact on our financial statements as we do not have any performance-based awards whereby performance could be achieved after the requisite service period.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, or ASU 2014-15, which amends ASC Subtopic 205-40 to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 did not have a material impact on our financial statements as we determined there was no substantial doubt about its ability to continue as a going concern as of December 31, 2016.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20); Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, or ASU 2015-01, which eliminates from GAAP the concept of extraordinary items, stating that the concept causes uncertainty because (1) it is unclear when an item should be considered both unusual and infrequent and (2) users do not find the classification and presentation necessary to identify those events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted ASU 2015-01 effective January 1, 2016. The adoption of ASU 2015-01 did not have a material impact on our financial statements as we had no extraordinary and/or unusual items recorded in prior periods.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 reduced our assets and liabilities by the amount of the debt issuance costs, which was $1.1 million at December 31, 2015. This reclassification had no effect on reported net loss or cash flows.

In May 2014, the FASB issued guidance codified in ASC Topic 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and becomes effective beginning January 1, 2018. We do not currently expect this standard to have a material effect on its financial statements upon adoption since we are not generating revenue at this time.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740), or ASU 2015-17, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We do not currently expect this standard to have a material effect on our financial statements and disclosures upon adoption since we currently maintain a full valuation allowance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities (Topic 825-10), or ASU 2016-01, which provides several updates related to Topic 825-10. This update applies to all entities that hold financial assets or owe financial liabilities. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments, or ASU 2016-06, which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We do not currently expect this standard to have a material effect on our financial statements and disclosures upon adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We do not currently expect this standard to have a material effect on our financial statements and disclosures upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230), or ASU 2016-15, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update applies to all entities that are required to present a statement of cash flows under Topic 230. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-15 on our financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 320) - Restricted Cash, or ASU 2016-18, which addresses the treatment of restricted cash and restricted cash equivalents in the statement of cash flows. This update applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-15 on our financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled "Internal Control – Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016, the end of our most recent fiscal year.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain an "emerging growth company" as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

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

The information required by this Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 annual meeting of stockholders, or the proxy statement, and, is incorporated herein by reference.

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

The information required by this Item 14 will be set forth under the headings “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm” in the proxy statement and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of KemPharm, Inc.

We have audited the accompanying balance sheets of KemPharm, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KemPharm, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of FASB Accounting Standards Update 2015-03, Interest- Imputation of Interest (Subtopic 835-30), effective January 1, 2016.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 10, 2017

KEMPHARM, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,762	$32,318
Restricted cash	1,100	—
Marketable securities	51,003	19,002
Trade date receivables	5,003	—
Prepaid expenses and other current assets	489	2,758
Total current assets	74,357	54,078
Property and equipment, net	1,970	403
Long-term investments	8,200	—
Other long-term assets	360	109
Total assets	$84,887	$54,590

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$6,444	$4,906
Current portion of convertible notes	—	1,369
Current portion of term notes	—	2,041
Current portion of capital lease obligation	157	26
Other current liabilities	41	—
Total current liabilities	6,642	8,342
Convertible notes, net	91,170	7,412
Term notes, net	—	11,118
Derivative and warrant liability	4,618	37,839
Other long-term liabilities	1,153	—
Total liabilities	103,583	64,711

Commitments and contingencies (Note G)

Stockholders' deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 14,646,982 shares issued and outstanding as of December 31, 2016; 14,490,954 shares issued and outstanding as of December 31, 2015	1	1
Additional paid-in capital	102,643	94,702
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2016 or December 31, 2015	—	—
Accumulated deficit	(121,340)	(104,824)
Total stockholders' deficit	(18,696)	(10,121)
Total liabilities and stockholders' deficit	$84,887	$54,590

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenue	$—	$—	$—
Operating expenses:
Research and development	20,472	13,931	11,917
General and administrative	14,000	8,883	4,526
Severance expense	3,010	—	—
Total operating expenses	37,482	22,814	16,443
Loss from operations	(37,482)	(22,814)	(16,443)
Other income (expense):
(Loss) gain on extinguishment of debt	(4,740)	—	1,900
Interest expense related to amortization of debt issuance costs and discount	(1,616)	(1,909)	(1,114)
Interest expense on principal	(5,511)	(2,671)	(1,605)
Fair value adjustment	32,465	(27,276)	(7,223)
Interest and other income	353	32	8
Total other income (expense)	20,951	(31,824)	(8,034)
Loss before income taxes	(16,531)	(54,638)	(24,477)
Income tax benefit (expense)	15	(26)	22
Net loss	$(16,516)	$(54,664)	$(24,455)

Net loss per share:
Basic and diluted	$(1.13)	$(7.42)	$(10.27)

Weighted average common shares outstanding:
Basic and diluted	14,597,053	7,368,681	2,381,041

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands)

	Redeemable Convertible Preferred Stock							Additional			Total
	Series						Common	Paid-in	Preferred	Accumulated	Stockholders'
	A	B	C	D	D-1	Total	Stock	Capital	Stock	Deficit	Equity
Balance as of January 1, 2014	$3,343	$3,313	$11,892	$—	$—	$18,548	$1,438	$—	$—	$(25,705)	$(24,267)
Net loss	—	—	—	—	—	—	—	—	—	(24,455)	(24,455)
Stock-based compensation expense	—	—	—	—	—	—	—	214	—	—	214
Change in par value	—	—	—	—	—	—	(1,438)	1,438	—	—	—
Conversion of 2013 convertible notes into Series D preferred stock	—	—	—	4,159	—	4,159	—	—	—	—	—
Issuance of Series D preferred stock as financing fee	—	—	—	1,500	—	1,500	—	—	—	—	—
Balance as of December 31, 2014	$3,343	$3,313	$11,892	$5,659	$—	$24,207	$—	$1,652	$—	$(50,160)	$(48,508)
Net loss	—	—	—	—	—	—	—	—	—	(54,664)	(54,664)
Stock-based compensation expense	—	—	—	—	—	—	—	2,369	—	—	2,369
Exercise of stock options and warrants	—	—	—	—	—	—	—	4,749	—	—	4,749
Issuance of Series D-1 preferred stock	—	—	—	—	4,000	4,000	—	—	—	—	—
Issuance of common stock in connection with IPO, net of discounts and commissions	—	—	—	—	—	—	1	59,891	—	—	59,892
Conversion of 2013 warrants to equity classification	—	—	—	—	—	—	—	1,110	—	—	1,110
Conversion of preferred stock into common stock upon IPO	(3,343)	(3,313)	(11,892)	(5,659)	(4,000)	(28,207)	—	28,207	—	—	28,207
Offering expenses charged to equity	—	—	—	—	—	—	—	(3,276)	—	—	(3,276)
Balance as of December 31, 2015	$—	$—	$—	$—	$—	$—	$1	$94,702	$—	$(104,824)	$(10,121)
Net loss	—	—	—	—	—	—	—	—	—	(16,516)	(16,516)
Stock-based compensation expense	—	—	—	—	—	—	—	6,600	—	—	6,600
Exercise of stock options and warrants	—	—	—	—	—	—	—	896	—	—	896
Write-off of deferred offering costs	—	—	—	—	—	—	—	445	—	—	445
Balance as of December 31, 2016	$—	$—	$—	$—	$—	$—	$1	$102,643	$—	$(121,340)	$(18,696)

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(16,516)	$(54,664)	$(24,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on extinguishment of debt	4,740	—	(1,900)
Write-off of deferred offering costs	445	—	—
Stock-based compensation expense	6,600	2,369	214
Non-cash interest expense	2,222	2,671	1,602
Amortization of debt issuance costs and debt discount	1,616	1,909	1,114
Depreciation and amortization expense	175	84	75
Fair value adjustment	(32,465)	27,276	7,223
Loss on disposal of fixed assets	91	—	—
Change in assets and liabilities:
Prepaid expenses and other assets	2,018	(1,228)	523
Accounts payable and accrued expenses	1,118	1,315	933
Other long-term liabilities	184	—	—
Net cash used in operating activities	(29,772)	(20,268)	(14,671)

Cash flows from investing activities:
Purchases of property and equipment	(643)	(135)	(47)
Restricted cash for collateral	(1,100)	—	—
Purchases of marketable securities and long-term investments	(89,849)	(19,002)	—
Maturities of marketable securities and long-term investments	44,645	—	—
Net cash used in investing activities	(46,947)	(19,137)	(47)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discounts and commissions	82,800	—	25,000
Repayment of term notes and related accrued interest	(18,621)	—	—
Payment of principal on convertible notes arising from capitalized interest	(1,931)	—	—
Payment of deferred offering costs	(164)	(315)	(1,767)
Payment of debt and stock issuance costs	(983)	(2,533)	(163)
Repayment of obligations under capital lease	(79)	(32)	(31)
Proceeds from exercise of common stock options and warrants	141	413	—
Proceeds from issuance of Series D-1 redeemable convertible preferred stock	—	4,000	—
Proceeds from initial public offering, net of discounts and commissions	—	59,892	—
Proceeds from exercise of Series D preferrred stock warrants	—	43
Repayment of line of credit	—	—	(35)
Net cash provided by financing activities	61,163	61,468	23,004
Net (decrease) increase in cash and cash equivalents	(15,556)	22,063	8,286
Cash and cash equivalents, beginning of year	32,318	10,255	1,969
Cash and cash equivalents, end of year	$16,762	$32,318	$10,255

Supplemental cash flow information:
Cash paid for interest	$3,289	$—	$3
Transfer of warrants to equity upon exercise	755	4,293	—
Fixed assets included in accounts payable and accrued expenses	281	—	—
Deferred offering costs included in accounts payable and accrued expenses	85	428	315
Fixed assets financed under a capital lease agreement	867	—	—
Trade date receivables	5,003	—	—
Unpaid offering costs charged to equity	—	3,276	—
Conversion of preferred stock into common stock upon initial public offering	—	28,207	—
Reclassification of 2013 warrants to equity	—	1,110	—
Embedded put option on Deerfield warrant	—	—	220
Issuance of Series D preferred stock as transaction fee	—	—	1,500
Conversion of 2013 convertible notes and interest into Series D preferred stock	—	—	4,159
Issuance of 2013 warrants and Deerfield warrant	—	—	7,610

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

The Company has experienced recurring losses from operations and negative operating cash flows due to its ongoing research and development of its potential product candidates. The Company also has an accumulated deficit at December 31, 2016. Various internal and external factors will affect whether and when the candidates become approved drugs and how significant their market share will be. The length of time and cost of developing and commercializing these candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations.

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

The Company is not obligated to make any sales of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement in accordance with its terms. As of December 31, 2016, the Company had deferred offering costs recorded within other long-term assets in the amount of $0.2 million.

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

Cash and Cash Equivalents

The Company considers any highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities and Long-term Investments

The Company maintains investment securities that are classified as trading securities. These securities are carried at fair value with unrealized gains and losses included in other income (expense) on the statements of operations. The securities primarily consist of certificates of deposit, U.S. Treasury securities and U.S. government-sponsored agency securities. As of December 31, 2016 and 2015, respectively, the Company held marketable securities and long-term investments with an aggregate fair value of $50.4 million and $10.1 million that contained aggregate unrealized losses of $50,000 and $6,000, respectively. These marketable securities and long-term investments have been in a continuous unrealized loss position for less than 12 months and the Company expects these investments to fully recovery prior to their maturity.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying values, an impairment loss is recorded for the difference between the carrying values and fair values of the asset. No such impairment occurred for the years ended December 31, 2016, 2015 and 2014.

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

The Company enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with the applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of the service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of the accrued expenses as of each balance sheet date based on the facts and circumstances known. The Company periodically confirms the accuracy of the estimates with the service providers and make adjustments if necessary.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2016 and 2015.

The Company files income tax returns in the United States for federal and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years prior to 2012, although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the Internal Revenue Service if used in a future period. No income tax returns are currently under examination by taxing authorities.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, officers and directors based on the estimated fair values of the awards as of the grant date. The Company records the value of the portion of the award that is ultimately expected to vest as expense over the requisite service period. The Company also accounts for equity instruments issued to non-employees using a fair value approach under Accounting Standards Codification ("ASC") subtopic 505-50. The Company values equity instruments and stock options granted using the Black-Scholes option pricing model. The value of non-employee stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment. All assets of the Company were held in the United States as of December 31, 2016 and 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which amends ASC Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements as the Company determined there was no substantial doubt about its ability to continue as a going concern as of December 31, 2016.

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

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 320) – Restricted Cash (“ASU 2016-15”), which addresses the treatment of restricted cash and restricted cash equivalents in the statement of cash flows. This update applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its financial statements and disclosures.

C.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid insurance	$333	$290
Other receivables	58	2,375
Other prepaid expenses and current assets	98	93
Total	$489	$2,758

D.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$842	$530
Furniture and office equipment	733	169
Computers and hardware	231	176
Leasehold improvements	769	6
Total property and equipment	2,575	881
Less: accumulated depreciation and amortization	(605)	(478)
Property and equipment, net	$1,970	$403

The Company leases various equipment and leasehold improvements under capital lease agreements. The assets under capital leases are included in property and equipment as follows (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$271	$—
Furniture and office equipment	537	94
Leasehold improvements	59	—
Total property and equipment financed under a capital lease agreement	867	94
Less: accumulated depreciation and amortization	(31)	(22)
Property and equipment financed under a capital lease agreement, net	$836	$72

The estimated useful lives of property and equipment are as follows:

Useful Life
Asset Category	(in years)
Laboratory equipment	10
Furniture and office equipment	5 - 10
Computers and hardware	3 - 7
Leasehold improvements	9

Depreciation and amortization expense, including amounts pertaining to assets held under capital leases, was approximately $175,000, $84,000 and $75,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

E.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Accrued interest	$2,222	$698
Accrued banking fees	700	700
Accrued severance	646	—
Accrued payroll	1,024	947
Accounts payable	469	1,252
Other accrued expenses	1,383	1,309
Total	$6,444	$4,906

F.	Debt Obligations

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

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the earnings per share calculation (Note I). In the event that a Major Transaction occurs, as defined below, Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Put Option”). A Major Transaction is (i) a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or other similar event; (ii) the sale or transfer in one transaction or a series of related transactions of all or substantially all of the assets of the Company; (iii) a third-party purchase, tender or exchange offer made to the holders of outstanding shares, such that following such purchase, tender or exchange offer a change of control has occurred; (iv) the liquidation, bankruptcy, insolvency, dissolution or winding-up affecting the Company; (v) the shares of the Company’s common stock cease to be listed on any eligible market; and (vi) at any time, the shares of the Company’s common stock cease to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Pursuant to the Deerfield Facility Agreement, the Company may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit sharing arrangement, without the prior approval of Deerfield. Additionally, if the Company were to enter into a major transaction, including a merger, consolidation, sale of substantially all of its assets or other change of control transaction, Deerfield would have the ability to demand that prior to consummation of such transaction the Company repay all outstanding principal and accrued interest of any notes issued under the Deerfield Facility Agreement. Under the terms of the Deerfield Warrant, Deerfield has the right to demand that we redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the Deerfield Warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

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

Interest accrued on outstanding debt under the Deerfield Facility Agreement is due quarterly in arrears. Upon notice to Deerfield, the Company may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Facility Agreement, provided that all such interest was due on July 1, 2016. The Company elected this option on all eight of the scheduled interest payments through June 30, 2016. The accrued interest added to outstanding principal, was paid to Deerfield on July 1, 2016. This accrued interest added to outstanding principal, is reflected as a cash outflow from financing activities in the statement of cash flows.

Second Amendment to Senior Secured Convertible Note and Warrant

On January 6, 2016, the Company entered into a Second Amendment (the “Second Amendment”) to the Deerfield Convertible Notes and Deerfield Warrant, by and between the Company and Deerfield. The Second Amendment, among other things, clarified the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Notes and Deerfield Warrant, respectively, in the event that the Company effects a firm commitment underwritten public offering of its securities. Except as modified by the Second Amendment, the Third Amendment (as described below) and the Fourth Amendment (as described below), all terms and conditions of the Deerfield Convertible Notes and Deerfield Warrant remain in full force and effect.

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

The net proceeds from the Note Offering were approximately $82.8 million, after deducting the Initial Purchasers’ discount and estimated offering expenses. Concurrent with the Note Offering, the Company used approximately $18.6 million of the net proceeds from the Note Offering to repay in full the Term Notes, plus all accrued but unpaid interest, a make-whole interest payment and a prepayment premium on the Term Notes. This principal, accrued but unpaid interest, make-whole interest payment and prepayment premium on the Term Notes is reflected as a cash outflow from financing activities in the statement of cash flows.

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

If the Company undergoes a “fundamental change” (as defined in the Indenture), holders may require that the Company repurchase for cash all or any portion of their 2021 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, holders who convert their 2021 Notes on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of the Company’s common stock. The Company is bifurcating the fundamental change and make-whole interest payment provisions as embedded derivatives and marking them to fair value each reporting period (Note L).

The Indenture includes customary terms and covenants, including certain events of default after which the 2021 Notes may be due and payable immediately.

In connection with the Note Offering, on February 3, 2016, the Company entered into a Third Amendment (the “Third Amendment”) to the Deerfield Facility Agreement, Deerfield Convertible Notes and Deerfield Warrant with Deerfield. The Third Amendment, among other things, eliminated the Company’s ability to require Deerfield to convert the Deerfield Convertible Notes into Company common stock.  In addition, pursuant to the Third Amendment, Deerfield consented to the prepayment of the Term Notes and the issuance of the 2021 Notes. Except as modified by the Third Amendment and the Fourth Amendment (as described below), all terms and conditions of the Deerfield Facility Agreement remain in full force and effect.

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

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. As of December 31, 2016 the Company had unused letters of credit in the amount of $0.4 million. The line of credit has a maturity date of January 31, 2018. As of December 31, 2016, the Company had no outstanding balance under the line of credit. The Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the borrowing capacity under the line of credit, held by the same bank institution. The money market account is reported as restricted cash on the balance sheet. The line of credit contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the 1-month London Interbank Offered Rate plus 2.00% per annum. The interest rate under the Line of Credit Agreement was 2.77%, as of December 31, 2016.

G.	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of December 31, 2016, no accruals have been made related to commitments and contingencies. As of December 31, 2015, the Company had accrued $20,000 related to commitments and contingencies.

In 2014, a former financial advisor of the Company filed a request with the Iowa District Court to declare valid a purported right of first refusal to serve as the Company’s exclusive financial advisor for specified strategic transactions and to receive fees for the specified strategic transactions irrespective of whether any such specified transaction occurred during or after the term of the financial advisor’s service agreement. This filing by the former financial advisor was made in response to an action initiated by the Company in 2013 seeking a declaratory judgement finding that such purported right was invalid and unenforceable. Two former members of the Company’s board of directors (the “Board”) joined the lawsuit as intervenors based on the former financial advisor’s purported assignment of its rights, or a portion thereof, under the agreement to the intervenors. In September 2015, the court granted summary judgement in favor of the Company with respect to the Company’s declaratory judgement action and the former financial advisor’s counterclaims and the Company separately entered into settlement agreements with each of the intervenors. The settlements reached with the intervenors did not differ from the accrual previously recorded by the Company by a material amount. The former financial advisor subsequently filed a notice of appeal of the court’s ruling with the Supreme Court of Iowa. On January 6, 2016, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the former financial advisor and Donald DeWaay, Jr. pursuant to which, among other things, the former financial advisor agreed, in exchange for the consideration described therein, to dismiss with prejudice its pending appeal.  DeWaay Financial Network’s appeal was subsequently dismissed by the Supreme Court of Iowa on January 7, 2016. The settlement amount was commensurate with the contingency recorded in the books and records of the Company. The consideration in the settlement agreement did not differ from the accrual previously recorded by the Company by a material amount.

In December 2016, the Company received notice of a class action suit filed against it by a stockholder in the Iowa District Court in Johnson county alleging that the Company, certain of is senior executives and directors who signed the registration statement in connection with its initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that the Company filed with the U.S Securities and Exchange Commission in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased the Company's common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby.

In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff has since filed a motion to remand the case to the Iowa District Court, and that motion is still pending. The suit is still in a preliminary stage and has not yet been set for trial. As such, the Company unable to predict the timing or outcome of this litigation as of the date of this report.

Lease Agreements

Iowa

The Company leases office and laboratory facilities in Iowa under a non-cancelable operating lease. The Company’s lease for its Iowa facilities expires in September 2017 and includes a renewal option that could extend the lease for successive one year terms upon expiration.

Florida

The Company leases office space in Florida, comprised of two contiguous office suites, under a non-cancelable operating lease, which expires in August 2025 and February 2026, as to each space respectively, and includes the right to extend the term of the lease for two successive five year terms upon expiration.

Virginia

The Company leases office and laboratory facilities in Virginia under a non-cancelable operating lease. In February 2017, the Company modified the lease to expand the amount of office space in the current facility. The Company’s lease for its Virginia facilities expires in August 2017.

North Carolina

The Company leases office space in North Carolina under a non-cancelable operating lease. The expiration date of the Company’s lease is May 2020, and includes renewal options that could extend the lease for an additional three years.

Capital Lease

The Company leases various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as capital leases and that require ongoing payments, including interest expense. The capital leases are financed through various financial institutions and are collateralized by the underlying assets. As of December 31, 2016, the interest rates for assets under remaining capital leases were 7.19% and 8.05%.

Rent expense for non-cancelable operating and capital leases was $0.6 million, $0.3 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2016, were as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases
2017	$214	$555
2018	208	585
2019	208	569
2020	208	499
2021	127	449
Thereafter	—	1,836
Total minimum lease payments	965	$4,493
Less: amounts representing interest	(152)
Total	$813

H.	Supply Arrangement

As of December 31, 2016, the Company has one manufacturing arrangement that involves potential future expenditures related to research and development.

In November 2009, the Company entered into a supply agreement (the “Supply Agreement”) with Johnson Matthey Inc. (“JMI”) whereby JMI has agreed to supply the Company with all of the KP201 necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process optimization and development services for KP201. The Company’s product candidate, KP201/IR, contains KP201 and is under development to treat acute pain. No expense was recorded under this agreement for the years ended December 31, 2016, 2015 and 2014. The Company must purchase all of its U.S. KP201 needs from JMI and JMI cannot supply KP201 to other companies. The term of the Supply Agreement extends as long as the Company holds a valid and enforceable patent for KP201 or until the tenth anniversary of KP201’s commercial launch, whichever date is later. Upon the expiration of such term, the agreement will automatically renew for a period of two years unless either party provides 12 months prior notice of its intent not to renew. Under the agreement, JMI will receive a tiered-based royalty share on the net sales on the commercial sale of a FDA approved drug incorporating KP201. No reliable estimate of the future payments can be made at this time.

I.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

In April 2015, the Company amended and restated its Certificate of Incorporation to decrease the number of its authorized shares of preferred stock to 10,000,000 shares with a par value of $0.0001 per share. As described in Note A, in April 2015, the Company completed an IPO of its common stock. Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted or reclassified into an aggregate of 5,980,564 shares of the Company’s common stock. As of December 31, 2016, the Company had 10,000,000 shares of authorized and undesignated preferred stock, and did not have any preferred stock outstanding.

Preferred Stock Activity

The following table summarizes redeemable convertible preferred stock activity for the years ended December 31, 2016, 2015 and 2014:

	Shares of
	Series A Preferred	Series B Preferred	Series C Preferred	Series D Preferred	Series D-1 Preferred	Total
Balance, January 1, 2014	9,704,215	6,220,000	18,557,408	—	—	34,481,623
Shares issued upon conversion of 2013 Convertible Notes	—	—	—	5,332,348	—	5,332,348
Shares issued for financing fee to Deerfield	—	—	—	1,923,077	—	1,923,077
Balance, December 31, 2014	9,704,215	6,220,000	18,557,408	7,255,425	—	41,737,048
Issuance of Series D-1 preferred stock	—	—	—	—	3,200,000	3,200,000
Exercise of Series D preferred warrants	—	—	—	3,205	—	3,205
Effect of reverse stock split	(8,410,377)	(5,390,766)	(16,083,286)	(6,290,844)	(2,784,416)	(38,959,689)
Less: Conversion of preferred stock into common stock upon IPO	(1,293,838)	(829,234)	(2,474,122)	(967,786)	(415,584)	(5,980,564)
Balance, December 31, 2015	—	—	—	—	—	—
Balance, December 31, 2016	—	—	—	—	—	—

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

Warrants

As described in Note A, in April 2015, the Company completed an IPO of its common stock. Upon completion of the IPO, warrants to purchase 15,499,324 shares of Series D preferred stock were reclassified into warrants to purchase 2,066,543 shares of the Company’s common stock.

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

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 14,646,982 and 14,490,954 shares of common stock were issued and outstanding at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the Company had reserved authorized shares of common stock for future issuance as follows:

	December 31,
	2016	2015
Conversion of Deerfield Convertible Notes	1,751,296	1,991,219
Conversion of 2021 Notes	5,040,914	—
Outstanding awards under equity incentive plans	1,990,260	1,397,511
Outstanding common stock warrants	2,087,477	2,325,383
Possible future issuances under equity incentive plans	1,244,671	1,410,848
Total common shares reserved for future issuance	12,114,618	7,124,961

Common Stock Activity

The following table summarizes common stock activity for the year ended December 31, 2016, 2015 and 2014:

Shares of
Common Stock
Balance at January 1, 2014	2,381,041
Balance at December 31, 2014	2,381,041
Issuance of common stock in connection with the IPO	5,854,545
Conversion of preferred stock to common stock in connection with the IPO	5,980,564
Common stock warrants exercised	270,038
Common stock options exercised	4,766
Balance at December 31, 2015	14,490,954
Common stock warrants exercised	141,095
Common stock options exercised	14,933
Balance at December 31, 2016	14,646,982

The Company calculates the fair value of common stock warrants using a Monte Carlo simulation. There were warrants exercised for an aggregate of 141,095 and 270,038 shares of common stock during the years ended December 31, 2016 and 2015, respectively. No warrants were exercised during the year ended December 31, 2014. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded within other expenses in the statements of operations.

K.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board, and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 2,846,304, as of December 31, 2016. In addition, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2017, the common stock reserved for issuance under the 2014 Plan automatically increased by 585,879 shares.

During the year ended December 31, 2016, stock options to acquire 14,933 shares of common stock were exercised for approximately $71,000 with an intrinsic value of $169,000. During the year ended December 31, 2015, stock options to acquire 4,766 shares of common stock were exercised for approximately $28,000 with an intrinsic value of $54,000. No stock options were exercised during the year ended December 31, 2014.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Year ended December 31,
	2016	2015	2014
Research and development	$1,051	$610	$62
General and administrative	3,639	1,759	152
Severance expense	1,910	—	—
	$6,600	$2,369	$214

Stock Option Awards

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the option, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the option. The expected term represents the period of time the stock options are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term for its “plain vanilla” stock options. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Some options, for example those that have exercise prices in excess of the fair value of the underlying stock, are not considered “plain vanilla” stock options. For these options, the Company uses an expected term equal to the contractual term of the option. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected term of the stock options. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends.

The Company recognizes compensation expense related to stock-based payment transactions upon satisfaction of the requisite service or vesting requirements. Forfeitures are estimated at the time of grant and revised based on actual forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Using the Black-Scholes option-pricing model, the weighted-average fair value of awards granted during the years ended December 31, 2016, 2015 and 2014, fair value was $9.25, $10.63 and $4.50 per share, respectively. The assumptions used to estimate fair value are as follows:

	December 31,	December 31,	December 31,
	2016	2015	2014
Risk-free interest rate	1.29% - 1.50%	1.40% - 1.99%	0.91% - 2.70%
Expected term (in years)	5.50 - 6.26	4.33 - 6.25	7.00 - 10.00
Expected volatility	77.38% - 94.78%	68.79% - 86.84%	86.00% - 95.00%
Expected dividend yield	0%	0%	0%

The activity under the Incentive Stock Plan and the 2014 Plan for the year ended December 31, 2016, is summarized as follows:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding balance at January 1, 2016	1,397,511	$13.28	8.58	$9,204,403
Granted	959,375	$13.31
Exercised	(14,933)	$4.78
Canceled, forfeited or expired	(351,693)	$11.65
Outstanding balance at December 31, 2016	1,990,260	$13.64	8.27	$26,400
Exercisable at December 31, 2016	637,492	$10.77	6.78	$26,400
Vested and expected to vest at December 31, 2016	1,978,260	$13.62	8.27	$26,400

Information regarding currently outstanding and exercisable options as of December 31, 2016, is as follows:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
	Number of	Remaining Contractual	Number of	Remaining Contractual
Exercise Price	Shares	Term (in years)	Shares	Term (in years)
$0.75	12,000	0.50	12,000	0.50
$3.00	20,666	1.54	20,666	1.54
$3.80	99,000	9.81	—	—
$4.65	35,994	2.06	35,994	2.06
$5.85	298,661	6.26	261,661	6.07
$6.05	50,000	9.40	—	—
$8.63	21,306	8.12	10,826	8.15
$11.00	21,333	8.25	5,333	8.25
$11.41	88,000	8.41	88,000	8.41
$12.62	340,000	9.11	—	—
$13.96	22,500	9.13	—	—
$16.06	12,000	9.26	—	—
$16.25	98,750	9.17	—	—
$16.31	13,500	9.17	—	—
$16.61	11,250	8.93	2,812	8.93
$17.93	4,500	9.27	—	—
$18.10	140,000	9.29	—	—
$18.29	205,000	8.48	51,250	8.48
$18.38	54,000	9.28	—	—
$18.61	32,000	8.65	8,000	8.65
$19.02	62,000	8.65	54,000	8.65
$20.45	335,000	8.68	83,750	8.68
$21.37	6,400	8.69	1,600	8.69
$22.12	6,400	8.70	1,600	8.70
	1,990,260	8.27	637,492	6.78

The total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014, was $5.4 million, $1.1 million and $0.2 million, respectively.

Unvested stock options as of December 31, 2016 and 2015, were as follows:

	Number of Unvested Shares
	December 31,	December 31,
Exercise Price	2016	2015
$3.80	99,000	—
$5.85	37,000	97,633
$6.05	50,000	—
$8.63	10,480	147,973
$11.00	16,000	21,333
$11.41	—	82,035
$12.62	340,000	—
$13.96	22,500	—
$16.06	12,000	—
$16.25	98,750	—
$16.31	13,500	—
$16.61	8,438	11,250
$17.93	4,500	—
$18.10	140,000	—
$18.29	153,750	205,000
$18.38	54,000	—
$18.61	24,000	38,400
$19.02	8,000	62,000
$20.45	251,250	335,000
$21.37	4,800	6,400
$22.12	4,800	6,400
	1,352,768	1,013,424

As of December 31, 2016, there was $10.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Stock Plan and 2014 Plan. That compensation cost is expected to be recognized over a weighted-average period of 2.86 years.

During the year ended December 31, 2016, the Company recognized $44,000 of stock-based compensation expense related to performance-based awards included in research and development expenses. These awards were in connection with the strategic initiatives set for the award that were achieved in 2016 exercisable for an aggregate of 13,333 shares of common stock during the year ended December 31, 2016. During the year ended December 31, 2015, the Company recognized $0.7 million of stock-based compensation expense related to performance-based awards included in general and administrative expenses and $0.2 million of stock-based compensation expense related to performance-based awards included in research and development expenses. These awards were in connection with the grant of fully vested stock options exercisable for an aggregate of 163,998 shares of common stock during the year ended December 31, 2015. The Company did not recognize any stock-based compensation expense related to performance-based incentive awards during the year ended December 31, 2014, since the strategic initiatives set for the awards were not achieved or probable of achievement.

L.	Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

The fair value of the Deerfield Convertible Notes was $10.2 million and $42.0 million, respectively, at December 31, 2016 and 2015. The fair value of the 2021 Notes, which were issued during the first quarter of 2016, was $46.3 million at December 31, 2016. Both the Deerfield Convertible Notes and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Notes at December 31, 2016 and 2015 and the 2021 Notes at December 31, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2016 and 2015 (in thousands):

		Quoted Prices in
	Balance at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Underwriter Warrant liability	$16	$—	$—	$16
Deerfield Warrant liability	4,231	—	—	4,231
Embedded Put Option	365	—	—	365
Fundamental change and make-whole interest provisions embedded in 2021 Notes	6	—	—	6
Total liabilities	$4,618	$—	$—	$4,618
Trading securities:
Certificates of deposit	7,788	7,788	—	—
U.S. Treasury securities	37,066	37,066	—	—
U.S. government-sponsored agency securities	14,349	—	14,349	—
Total assets	$59,203	$44,854	$14,349	$—

		Quoted Prices in
	Balance at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Underwriter Warrant liability	$3,877	$—	$—	$3,877
Deerfield Warrant liability	33,750	—	—	33,750
Embedded Put Option	212	—	—	212
Total liabilities	$37,839	$—	$—	$37,839
Trading securities:
Certificates of deposit	8,951	8,951	—	—
U.S. Treasury securities	4,996	4,996	—	—
U.S. government-sponsored agency securities	5,055	5,055	—	—
Total assets	$19,002	$19,002	$—	$—

The Company’s Underwriter Warrant liability, Deerfield Warrant liability, embedded Put Option and the fundamental change and the make-whole interest provisions embedded in the 2021 Notes, as well as the trading securities are measured at fair value on a recurring basis. As of December 31, 2016 and 2015, the Underwriter Warrant liability, Deerfield Warrant liability and embedded Put Option are reported on the balance sheet in derivative and warrant liability, while the trading securities are reported on the balance sheet in marketable securities and long-term investments. The 2021 Notes were issued during the first quarter of 2016 and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reported on the balance sheet in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Underwriter Warrant liability, Deerfield Warrant liability and the embedded Put Option at December 31, 2016 and 2015. A Monte Carlo simulation was also used to value the fundamental change and make-whole interest provisions embedded in the 2021 Notes as of the issuance date and December 31, 2016. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Underwriter Warrant liability, the Deerfield Warrant liability, the embedded Put Option and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reflected in the statements of operations as a fair value adjustment.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	2016	2015
Balance at beginning of period	$37,839	$15,966
Reclassification of 2013 warrants to equity	—	(1,110)
Exercise of warrants	(756)	(4,293)
Adjustment to fair value	(32,465)	27,276
Balance at end of period	$4,618	$37,839

M.	Income Taxes

The Company’s financial statements include a total state tax benefit of $15,000, $15,000 and $22,000 on a loss before income taxes of $16.5 million, $54.6 million and $24.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Federal statutory rate	34.00%	34.00%	34.00%
Effect of:
Change in valuation allowance	(69.31)	(19.25)	(32.88)
Return to provision and deferred true-up	(23.83)	—	0.36
Change in rate	(14.63)	—	—
State tax benefit (net of federal)	15.64	4.06	5.96
Warrant liability	68.44	(15.28)	(9.39)
State research and development credit	0.09	0.03	0.09
Federal research and development credit	5.65	0.84	3.29
Amortization	(3.15)	—	—
Conversion feature and put option on 2013 convertible notes	—	(1.68)	(1.26)
Interest expense	—	—	0.21
Stock-based compensation	(12.71)	(1.28)	—
Other	(0.10)	(1.42)	(0.29)
Federal income tax provision effective rate	0.09%	0.02%	0.09%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,	December 31,
	2016	2015	2014
Deferred tax assets relating to:
Net operating loss carryforwards	$44,984	$26,617	$16,390
Research and development tax carryforward	3,166	2,254	1,793
Compensation	715	232	83
Total gross deferred tax assets	48,865	29,103	18,266
Deferred tax liabilities relating to:
Property and equipment	89	80	170
Total gross deferred tax liabilities	89	80	170
Deferred tax assets less liabilities	48,776	29,023	18,096
Valuation allowance	(48,776)	(29,023)	(18,096)
Net deferred tax asset (liability)	$—	$—	$—

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

The Company had the following federal net operating loss carryforward and research activities credits as of December 31, 2016 (in thousands):

	Net Operating	Research
Year Incurred	Loss Carryforwards	Activities Credit	Expiration
2007	$454	$30	2027
2008	1,178	65	2028
2009	3,060	176	2029
2010	3,423	149	2030
2011	9,929	176	2031
2012	—	170	2032
2013	4,353	133	2033
2014	15,819	894	2034
2015	24,189	461	2035
2016	40,959	912	2036
	$103,364	$3,166

The Company also has certain state net operating loss carryforwards totaling $108.6 million that expire between 2027 and 2036. Due to potential ownership changes that may have occurred or would occur in the future, IRC Section 382 may place additional limitations on the Company’s ability to utilize the net operating loss carryforward.

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

The following table summarizes the computation of basic and diluted net loss and net loss per share of the Company (in thousands, except share and per share amounts):

	Year ended December 31,
	2016	2015	2014
Net loss - basic and diluted	$(16,516)	$(54,664)	$(24,455)
Weighted-average number of common shares - basic and diluted	14,597,053	7,368,681	2,381,041
Net loss per share - basic and diluted	$(1.13)	$(7.42)	$(10.27)

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding because their effect is anti-dilutive:

	December 31,	December 31,	December 31,
	2016	2015	2014
Redeemable convertible preferred stock:
Series A	—	—	1,293,838
Series B	—	—	829,234
Series C	—	—	2,474,122
Series D	—	—	967,359
Total redeemable convertible preferred stock	—	—	5,564,553
Warrants to purchase common stock	2,087,477	2,325,383	595,920
Warrants to purchase Series D preferred stock	—	—	2,066,970
Awards under equity incentive plans	1,990,260	1,397,511	395,185
Deerfield Convertible Notes	1,751,296	1,991,219	1,808,353
2021 Notes	5,040,914	—	—
Total	10,869,947	5,714,113	10,430,981

O.	Severance Expense

On September 15, 2016, the Company announced its intention to defer its commercial operations and realign its financial resources and operational priorities towards its product development pipeline. The activities related to the deferral and realignment were completed during the year ended December 31, 2016. As part of these activities, the Company reduced its workforce by three employees. Personnel and other related charges of approximately $1.1 million and stock compensation expense of approximately $1.9 million related to the acceleration of vesting on certain stock options, related to the workforce reduction, are presented as severance expense in the statements of operations. As of December 31, 2016, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.6 million.

P.	Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) that covers substantially all employees. The Company may provide a discretionary match with a maximum amount of 4% of the participant’s compensation, which vests immediately. The Company made matching contributions under the 401(k) Plan of $213,000, $113,000 and $69,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has a discretionary profit sharing plan (the “Profit Sharing Plan”) that covers all employees. Employees become eligible participants in the Profit Sharing Plan once they have provided three years of service to the Company. The Company made no contributions to the Profit Sharing Plan in 2016, 2015 or 2014.

Q.	Quarterly Results of Operations (unaudited)

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

	Three-Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Operating expenses:
Research and development	7,963	4,287	4,988	3,234	4,716	4,328	2,768	2,119
General and administrative	2,873	3,104	4,287	3,736	2,566	2,152	3,188	977
Restructuring charges	—	3,010	—	—	—	—	—	—
Total operating expenses	10,836	10,401	9,275	6,970	7,282	6,480	5,956	3,096
Loss from operations	(10,836)	(10,401)	(9,275)	(6,970)	(7,282)	(6,480)	(5,956)	(3,096)
Other (expense) income:
Loss on extinguishment of debt	—	—	—	(4,740)	—	—	—	—
Interest expense related to amortization of debt issuance costs and discount	(391)	(390)	(393)	(442)	(475)	(479)	(477)	(477)
Interest expense on principal	(1,445)	(1,441)	(1,475)	(1,150)	(698)	(687)	(654)	(632)
Fair value adjustment	2,723	(1,299)	20,763	10,278	(764)	(2,089)	(22,661)	(1,762)
Interest and other income	9	98	144	102	15	11	5	—
Total other income (expense)	896	(3,032)	19,039	4,048	(1,922)	(3,244)	(23,787)	(2,871)
(Loss) income before income taxes	(9,940)	(13,433)	9,764	(2,922)	(9,204)	(9,724)	(29,743)	(5,967)
Income tax benefit (expense)	4	19	4	(12)	1	(20)	—	(7)
Net (loss) income	$(9,936)	$(13,414)	$9,768	$(2,934)	$(9,203)	$(9,744)	$(29,743)	$(5,974)

Net (loss) income per share:
Basic	$(0.68)	$(0.92)	$0.59	$(0.20)	$(0.64)	$(0.68)	$(2.45)	$(2.50)
Diluted	$(0.68)	$(0.92)	$(0.58)	$(0.20)	$(0.64)	$(0.68)	$(2.45)	$(2.50)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEMPHARM, INC.

Dated: March 10, 2017	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 10, 2017	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

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

Signature	Title	Date
/s/ Travis C. Mickle	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 10, 2017
Travis C. Mickle, Ph.D.

/s/ R. LaDuane Clifton	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 10, 2017
R. LaDuane Clifton, CPA

/s/ Timothy J. Sangiovanni	Vice President, Corporate Controller (Principal Accounting Officer)	March 10, 2017
Timothy J. Sangiovanni, CPA

/s/ Danny L. Thompson	Director	March 10, 2017
Danny L. Thompson

/s/ Matthew R. Plooster	Director	March 10, 2017
Matthew R. Plooster

/s/ Richard W. Pascoe	Director	March 10, 2017
Richard W. Pascoe

/s/ Joseph B. Saluri	Director	March 10, 2017
Joseph B. Saluri

/s/ David S. Tierney	Director	March 10, 2017
David S. Tierney

EXHIBIT INDEX

Exhibit No.	Description
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

10.3.2

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

10.7.1

Form of Common Stock Purchase Warrants issued by KemPharm, Inc., a Delaware corporation, along with a schedule of warrantholders (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015)

10.8+

Agreement to Terminate CLA, by and between MonoSol Rx, LLC and the Registrant, dated as of March 20, 2012 (incorporated herein by reference to the Registrant's Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-202660) as filed with the SEC on April 3, 2015).

10.9#	Incentive Stock Plan, as amended to date (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).
10.10#

Form of Incentive Stock Option Agreement under Incentive Stock Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.11#

Form of Nonqualified Stock Option Agreement under Incentive Stock Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.12#

Form of 2014 Equity Incentive Plan (incorporated herein by reference to Registrant's Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-202660) as filed with the SEC on April 3, 2015).

10.13#

Form of Stock Option Grant Notice and Stock Option Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 File No. 333-202660) as filed with the SEC on March 11, 2015).

10.14#

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 File No. 333-202660) as filed with the SEC on March 11, 2015).

10.15#	Non-Employee Director Compensation Policy (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 15, 2016).
10.16#

Form of Indemnification Agreement with the Registrant's directors and executive officers (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.17#

Amended and Restated Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of June 25, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2015).

EXHIBIT INDEX

Exhibit No.	Description
10.17.1#

Amendment to Amended and Restated Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of October 13, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2015).

10.18#

Employment Agreement by and between the Registrant and Christal M.M. Mickle, dated as of May 30, 2014 (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.18.1#

Amendment to Employment Agreement by and between the Registrant and Christal M.M. Mickle, dated as of October 13, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2015).

10.19#

Amended and Restated Employment Agreement by and between the Registrant and Gordon K. Johnson, dated as of June 25, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2015).

10.19.1#

Amendment to Amended and Restated Employment Agreement by and between the Registrant and Gordon K. Johnson, dated as of October 13, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2015).

10.20#

Employment Agreement by and between the Registrant and Travis C. Mickle, Ph.D., dated as of May 30, 2014 (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.20.1#

Amendment to Employment Agreement by and between the Registrant and Travis C. Mickle, Ph.D., dated as of October 13, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2015).

10.21#	Employment Agreement by and between the Registrant and Tracy Woody, dated as of March 30, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 29, 2015).
10.21.1#	Amendment to Employment Agreement by and between the Registrant and Tracy M. Woody, dated as of September 4, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2015).
10.22#

Board of Directors Services Agreement by and between Registrant and Richard W. Pascoe, dated as of January 1, 2014 (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.23#

Board of Directors Services Agreement by and between Registrant and Joseph B. Saluri, dated as of January 1, 2014 (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.24#

Employment Agreement by and between the Registrant and Daniel L. Cohen, dated as of April 13, 2016 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2016).

10.25#

Amended and Restated Employment Agreement by and between the Registrant and Sven Guenther, dated as of April 13, 2016 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2016).

10.26

Common Stock Sales Agreement, dated October 3, 2016, by and between KemPharm, Inc. and Cowen and Company, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2016).

10.27

Lease Agreement, by and between KemPharm, Inc. and the Board of Regents, State of Iowa for the Use and Benefit of the University of Iowa, dated as of September 15, 2016. (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 10, 2016).

10.28*	Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of November 3, 2014.
10.29*	First Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of April 21, 2015.
10.30*	Second Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of December 22, 2015.
10.31*	Third Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of July 15, 2016.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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