Form 10-Q
period 2017-03-31
KEMPHARM, INC
filed 2017-05-22
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

 Total shares of common stock outstanding as of May 19, 2017: 14,647,680

INDEX

KEMPHARM, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	As of March 31,	As of December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,880	$16,762
Restricted cash	1,100	1,100
Marketable securities	48,243	51,003
Trade date receivables	—	5,003
Prepaid expenses and other current assets	795	489
Total current assets	63,018	74,357
Property and equipment, net	2,201	1,970
Long-term investments	10,162	8,200
Other long-term assets	260	360
Total assets	$75,641	$84,887

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$4,584	$6,444
Current portion of capital lease obligation	162	157
Other current liabilities	62	41
Total current liabilities	4,808	6,642
Convertible notes, net	91,560	91,170
Derivative and warrant liability	11,834	4,618
Other long-term liabilities	1,368	1,153
Total liabilities	109,570	103,583

Commitments and contingencies (Note D)

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 14,646,982 shares issued and outstanding as of March 31, 2017 (unaudited) and December 31, 2016	1	1
Additional paid-in capital	103,732	102,643
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2017 (unaudited) and December 31, 2016	—	—
Accumulated deficit	(137,662)	(121,340)
Total stockholders' deficit	(33,929)	(18,696)
Total liabilities and stockholders' deficit	$75,641	$84,887

See Accompanying Notes to Unaudited Condensed Financial Statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2017	2016
Revenue	$—	$—
Operating expenses:
Research and development	4,114	3,234
General and administrative	3,266	3,736
Total operating expenses	7,380	6,970
Loss from operations	(7,380)	(6,970)
Other (expense) income:
Loss on extinguishment of debt	—	(4,740)
Interest expense related to amortization of debt issuance costs and discount	(390)	(442)
Interest expense on principal	(1,441)	(1,150)
Fair value adjustment	(7,216)	10,278
Interest and other income	101	102
Total other (expense) income	(8,946)	4,048
Loss before income taxes	(16,326)	(2,922)
Income tax benefit (expense)	4	(12)
Net loss	$(16,322)	$(2,934)

Net loss per share:
Basic and diluted	$(1.11)	$(0.20)

Weighted average number of shares of common stock outstanding:
Basic and diluted	14,646,982	14,495,703

See Accompanying Notes to Unaudited Condensed Financial Statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,322)	$(2,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	4,740
Write-off of deferred offering costs	—	445
Stock-based compensation expense	1,089	1,022
Non-cash interest expense	1,031	968
Amortization of debt issuance costs and debt discount	390	442
Depreciation and amortization expense	80	26
Fair value adjustment	7,216	(10,278)
Change in assets and liabilities:
Prepaid expenses and other assets	(206)	2,372
Accounts payable and accrued expenses	(2,867)	(679)
Other liabilities	68	11
Net cash used in operating activities	(9,521)	(3,865)

Cash flows from investing activities:
Purchases of property and equipment	(99)	(66)
Purchases of marketable securities and long-term investments	(11,670)	(14,666)
Maturities of marketable securities	17,471	—
Net cash provided by (used in) investing activities	5,702	(14,732)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discounts and commissions	—	82,800
Repayment of term notes and related accrued interest	—	(18,621)
Payment of deferred offering costs	(26)	—
Payment of debt and stock issuance costs	—	(583)
Repayment of obligations under capital lease	(37)	(8)
Proceeds from exercise of common stock options and warrants	—	24
Net cash (used in) provided by financing activities	(63)	63,612
Net (decrease) increase in cash and cash equivalents	(3,882)	45,015
Cash and cash equivalents, beginning of period	16,762	32,318
Cash and cash equivalents, end of period	$12,880	$77,333

Supplemental cash flow information:
Cash paid for interest	$2,617	$182
Transfer of warrants to equity upon exercise	—	82
Fixed assets included in accounts payable and accrued expenses	2	12
Fixed assets financed under a lease agreement	230	—
Debt issuance costs included in accounts payable and accrued expenses	—	309

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.          Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs. Through the use of its Ligand Activated Therapy (“LAT”) platform technology, the Company is able to initiate and pursue the development of improved versions of widely prescribed, approved drugs. The Company was formed and incorporated in Iowa on October 30, 2006 and reorganized in Delaware on May 30, 2014.

The Company has experienced recurring losses from operations and negative operating cash flows due to its ongoing research and development of its potential product candidates. The Company also has an accumulated deficit at March 31, 2017. Various internal and external factors will affect whether and when the candidates become approved drugs and how significant their market share will be. The length of time and cost of developing and commercializing these candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017.

Initial Public Offering and Reverse Stock Split

In 2015, the Company completed an initial public offering ("IPO") of its common stock. Prior to the commencement of the IPO, the Company effected a 1-for-7.5 reverse stock split of its issued common stock. Upon completion of the IPO, all outstanding shares of the Company's redeemable convertible preferred stock were converted or reclassified into shares of common stock and all outstanding warrants to acquire shares of the Company's redeemable convertible preferred stock became warrants to acquire the Company's common stock. In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of  Incorporation to change the authorized capital stock to 250,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, each with a par value of $0.0001 per share.

Entry into ATM Agreement

On October 3, 2016, the Company entered into a Common Stock Sales Agreement (the "ATM Agreement") with Cowen and Company, LLC ("Cowen") under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through Cowen as the Company's sales agent. The Company's registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on October 17, 2016. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock in accordance with the ATM Agreement.

Cowen may sell common stock under the ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement, and also has provided Cowen with customary indemnification rights.

The Company is not obligated to make any sales of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement in accordance with its terms. As of March 31, 2017, the Company has made no sales of its common stock pursuant to the terms of the ATM Agreement and had deferred offering costs related to the offering contemplated by the ATM Agreement recorded within prepaid and other current assets and other long-term assets in the amount of $0.2 million.

B.          Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

On April 5, 2012, President Obama signed the Jump-Start Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, the Company could have elected to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than public companies must adopt the standards. The Company elected not to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU 2015-17"), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2015-17 did not have a material impact on Company's financial statements and disclosures as the Company maintains a full valuation allowance.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"), which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-06 did not have a material impact on Company's financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-17 did not have a material impact on Company's financial statements and disclosures.

Application of New or Revised Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued guidance codified in Accounting Standard Codification ("ASC") Topic 606, Revenue Recognition—Revenue from Contracts with Customers ("ASC 606"), which amends the guidance in former ASC 605, Revenue Recognition, and becomes effective beginning January 1, 2018. The Company does not currently expect this standard to have a material effect on its financial statements upon adoption since the Company is not generating revenue at this time.

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

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 320) – Restricted Cash ("ASU 2016-15"), which addresses the treatment of restricted cash and restricted cash equivalents in the statement of cash flows. This update applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its financial statements and disclosures.

C.          Debt Obligations

Deerfield Facility Agreement

On June 2, 2014, the Company entered into a $60 million facility agreement (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). The first payment to the Company under the terms of the Deerfield Facility Agreement consisted of a term loan of $15 million (the “Term Notes”) and a senior secured loan of $10 million (the “Deerfield Convertible Notes”). As of June 30, 2016, Deerfield is no longer obligated to provide the Company any additional disbursements under the Deerfield Facility Agreement. All loans issued under the Deerfield Facility Agreement bear interest at 9.75% per annum. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Notes into shares of the Company’s common stock at an initial conversion price of $5.85 per share (the "Deerfield Note Put Option").

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the earnings per share calculation (Note I). In the event that a Major Transaction occurs, as defined below, Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Warrant Put Option”). A Major Transaction is (i) a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or other similar event; (ii) the sale or transfer in one transaction or a series of related transactions of all or substantially all of the assets of the Company; (iii) a third-party purchase, tender or exchange offer made to the holders of outstanding shares, such that following such purchase, tender or exchange offer a change of control has occurred; (iv) the liquidation, bankruptcy, insolvency, dissolution or winding-up affecting the Company; (v) the shares of the Company’s common stock cease to be listed on any eligible market; and (vi) at any time, the shares of the Company’s common stock cease to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, the Company issued to Deerfield 1,923,077 shares of Series D Preferred as consideration for the loans provided to the Company under the Deerfield Facility Agreement. Upon completion of the IPO, these shares automatically reclassified into 256,410 shares of the Company’s common stock. The Company recorded the fair value of the shares of Series D Preferred of $1.5 million, to debt issuance costs on the date of issuance. The Company recorded the fair value of the Deerfield Warrant and the embedded Warrant Put Option to debt discount on the date of issuance. The debt issuance costs and debt discount are amortized over the term of the related debt and the expense is recorded as interest expense in the condensed statements of operations.

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

Interest accrued on outstanding debt under the Deerfield Facility Agreement is due quarterly in arrears. Upon notice to Deerfield, the Company had the option to choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Facility Agreement, provided that all such interest was due on July 1, 2016. The Company elected this option on all eight of the scheduled interest payments through June 30, 2016. The accrued interest added to outstanding principal was paid to Deerfield on July 1, 2016.

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

Issuance of 2021 Notes and Third Amendment to Senior Secured Convertible Note and Warrant

On February 9, 2016, the Company issued $86.3 million aggregate principal amount of its 5.50% Senior Convertible Notes due 2021 (the “2021 Notes”) to Cowen and RBC Capital Markets, LLC., as representatives of the several initial purchasers (the “Initial Purchasers”), who subsequently resold the 2021 Notes to qualified institutional buyers (the “Note Offering”) in reliance on the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

The net proceeds from the Note Offering were approximately $82.8 million, after deducting the Initial Purchasers’ discount and estimated offering expenses. Concurrent with the Note Offering, the Company used approximately $18.6 million of the net proceeds from the Note Offering to repay in full the Term Notes, plus all accrued but unpaid interest, a make-whole interest payment and a prepayment premium on the Term Notes. This principal, accrued but unpaid interest, make-whole interest payment and prepayment premium on the Term Notes is reflected as a cash outflow from financing activity in the condensed statement of cash flows.

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

Fourth Amendment to Deerfield Convertible Notes and Deerfield Warrant

In connection with entering into the ATM Agreement, on October 3, 2016, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Deerfield Convertible Note and Deerfield Warrant with Deerfield. The Fourth Amendment, among other things, clarifies the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Note and Deerfield Warrant, respectively, in the event that the Company effects an "at the market offering" as defined in Rule 415 of the Securities Act of its common stock.

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. As of March 31, 2017, the Company had unused letters of credit totaling $0.4 million. The line of credit has a maturity date of January 31, 2018. As of March 31, 2017, the Company had no outstanding balance under the line of credit. The Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the borrowing capacity under the line of credit, held by the same bank institution. The money market account is reported as restricted cash on the condensed balance sheet. The line of credit contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the 1-month London Interbank Offered Rate, or LIBOR, plus 2.00% per annum. The interest rate under the Line of Credit Agreement was 2.81% as of March 31, 2017.

D.          Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of March 31, 2017 and December 31, 2016, no accruals have been made related to commitments and contingencies.

In 2014, a former financial advisor of the Company filed a request with the Iowa District Court to declare valid a purported right of first refusal to serve as the Company's exclusive financial advisor for specified strategic transactions and to receive fees for the specified strategic transactions irrespective of whether any such specified transaction occurred during or after the term of the financial advisor's service agreement. This filing by the former financial advisor was made in response to an action initiated by the Company in 2013 seeking a declaratory judgement finding that such purported right was invalid and unenforceable. Two former members of the Company's board of directors (the "Board") joined the lawsuit as intervenors based on the former financial advisor's purported assignment of its rights, or a portion thereof, under the agreement to the intervenors. In September 2015, the court granted summary judgement in favor of the Company with respect to the Company's declaratory judgement action and the former financial advisor's counterclaims and the Company separately entered into settlement agreements with each of the intervenors. The settlements reached with the intervenors did not differ from the accrual previously recorded by the Company by a material amount. The former financial advisor subsequently filed a notice of appeal of the court's ruling with the Supreme Court of Iowa. On January 6, 2016, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with the former financial advisor and Donald DeWaay, Jr. pursuant to which, among other things, the former financial advisor agreed, in exchange for the consideration described therein, to dismiss with prejudice its pending appeal. The former financial advisor's appeal was subsequently dismissed by the Supreme Court of Iowa on January 7, 2016. The settlement amount was commensurate with the contingency recorded in the books and records of the Company. The consideration in the settlement agreement did not differ from the accrual previously recorded by the Company by a material amount.

In December 2016, a class action suit was filed against the Company by a stockholder in the Iowa District Court in Johnson County alleging that the Company, certain of its senior executives and directors who signed the registration statement in connection with its initial public offering, and each of the investment banks that acted as underwriters for the offering negligently, issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that the Company filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased the Company's common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby.

In January 2017, the class action suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff has since filed a motion to remand the case to the Iowa District Court, and that motion is still pending. The suit is still in a preliminary stage and has not yet been set for trial. Accordingly, the Company is unable to predict the timing or outcome of this litigation as of the date of this report.

E.          Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of March 31, 2017, the Company had 10,000,000 shares of authorized and undesignated preferred stock, and did not have any preferred stock outstanding.

Warrants

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

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D preferred stock (Note C). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. The Company is amortizing the debt discount to interest expense over the term of the Deerfield Convertible Notes.

The Company determined that the 2013 Warrants and Deerfield Warrant should be recorded as a liability and stated at fair value at each reporting period upon inception. As stated above, upon completion of the IPO, the 2013 Warrants and the Deerfield Warrant automatically converted into warrants to purchase the Company’s common stock. The Company marked the 2013 Warrants to fair value and reclassified them to equity upon closing of the IPO. The Deerfield Warrant remains classified as a liability and is recorded at fair value at each reporting period since it can be settled in cash. Changes to the fair value of the warrant liability are recorded through the condensed statements of operations as a fair value adjustment (Note H).

F.          Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 14,646,982 shares of common stock were issued and outstanding at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the Company had reserved authorized shares of common stock for future issuance as follows:

	March 31, 2017	December 31, 2016
Conversion of Deerfield Convertible Notes	1,750,497	1,751,296
Conversion of 2021 Notes	5,040,914	5,040,914
Outstanding awards under equity incentive plans	2,824,760	1,990,260
Outstanding common stock warrants	2,087,477	2,087,477
Possible future issuances under equity incentive plans	996,050	1,244,671
Total common shares reserved for future issuance	12,699,698	12,114,618

Common Stock Activity

The following table summarizes common stock activity for the three months ended March 31, 2017:

Shares of Common Stock
Balance at December 31, 2016	14,646,982
Common stock warrants exercised	—
Common stock options exercised	—
Balance at March 31, 2017	14,646,982

The Company calculates the fair value of common stock warrants using a Monte Carlo simulation. There were no warrants exercised for shares of common stock during the three months ended March 31, 2017. There were warrants exercised for an aggregate of 7,976 shares of common stock during the three months ended March 31, 2016. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded within other (expense) income in the condensed statements of operations.

G.          Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board, and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 3,432,183 as of March 31, 2017. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined, by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2017, the common stock reserved for issuance under the 2014 Plan automatically increased by 585,879 shares.

During the three months ended March 31, 2017 and 2016, no stock options to acquire shares of common stock were exercised.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$291	$187
General and administrative	798	835
Total	$1,089	$1,022

There was no stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company recognized $29,000 of stock-based compensation expense related to performance-based awards included in research and development expenses in connection with the vesting of stock options exercisable for an aggregate of 13,333 shares of common stock as a result of the acceptance of the new drug application for Apadaz for priority review in February 2016.

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

The fair value of the Deerfield Convertible Notes was $8.2 million and $10.2 million, respectively, at March 31, 2017 and December 31, 2016. The fair value of the 2021 Notes was $51.4 million and $46.3 million, respectively, at March 31, 2017 and December 31, 2016. Both the Deerfield Convertible Notes and the 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Notes and 2021 Notes at March 31, 2017 and December 31, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgements to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2017 and December 31, 2016 (in thousands):

	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$13	$—	$—	$13
Deerfield Warrant liability	7,192	—	—	7,192
Embedded Warrant Put Option	519	—	—	519
Fundamental change and make-whole interest provisions embedded in 2021 Notes	20	—	—	20
Embedded Deerfield Note Put Option	4,090			4,090
Total liabilities	$11,834	$—	$—	$11,834
Trading securities:
Certificates of deposit	8,813	8,813	—	—
U.S. Treasury securities	38,050	38,050	—	—
U.S. government-sponsored agency securities	11,542	—	11,542	—
Total assets	$58,405	$46,863	$11,542	—

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$16	$—	$—	$16
Deerfield Warrant liability	4,231	—	—	4,231
Embedded Warrant Put Option	365	—	—	365
Fundamental change and make-whole interest provisions embedded in 2021 Notes	8	—	—	8
Total liabilities	$4,618	$—	$—	$4,618
Trading securities:
Certificates of deposit	7,788	7,788	—	—
U.S. Treasury securities	37,066	37,066	—	—
U.S. government-sponsored agency securities	14,349	—	14,349	—
Total assets	$59,203	$44,854	$14,349	$—

The Company’s Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of March 31, 2017 and December 31, 2016, the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reported on the condensed balance sheet in derivative and warrant liability, while the trading securities are reported on the condensed balance sheet in marketable securities and long-term investments. The Company used a Monte Carlo simulation to value the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, and the fundamental change and make-whole interest provisions embedded in the 2021 Notes at March 31, 2017 and December 31, 2016. The Company also used a Monte Carlo simulation to value the embedded Deerfield Note Put Option at March 31, 2017. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reflected in the condensed statements of operations as a fair value adjustment.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$4,618	$37,839
Exercise of warrants	—	(82)
Adjustment to fair value	7,216	(10,278)
Balance at end of period	$11,834	$27,479

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

Diluted net loss per share was the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company's net loss for the three-month period ended March 31, 2017. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Warrants to purchase common stock	2,087,477	2,316,996
Awards under equity incentive plans	2,824,760	1,956,586
Deerfield Convertible Notes	1,750,497	2,039,622
2021 Notes	5,040,914	5,040,914
Total	11,703,648	11,354,118

J.          Severance Expense

On September 15, 2016, the Company announced its intention to defer its commercial operations and realign its financial resources and operational priorities towards its product development pipeline. The activities related to the deferral and realignment were completed during the year ended December 31, 2016. As part of these activities, the Company reduced its workforce by three employees. Personnel and other related charges of approximately $1.1 million and stock compensation expense of approximately $1.9 million related to the acceleration of vesting on certain stock options, related to the workforce reduction, were presented as severance expense in the statements of operations for the year ended December 31, 2016. As of March 31, 2017, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.4 million.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, we use the terms "KemPharm," "Company," "we," "us" and "our" in this Quarterly Report on Form 10-Q to refer to KemPharm, Inc. We have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to our business, including KemPharm. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "would," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "assume," "intend," "potential," "continue" or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in "Risk Factors" and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur; the timing of events and circumstances and actual results could differ materially from those anticipated in the forward looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;

●	the timing, conduct and success of our clinical studies for our product candidates;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the therapeutic benefits and effectiveness of our product candidates;

●	the size and characteristics of the markets that may be addressed by our product candidates;

●	our intention to seek to establish strategic collaborations or partnerships for the development or sale of our product candidates;

●	our expectations as to future financial performance, expense levels and liquidity sources; and

●	the timing of commercializing our product candidates.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We have included important factors in the cautionary statements included in this report, particularly in the section entitled "Risk Factors" that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Except as required by law, we do not assume any intent to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or circumstances or otherwise.

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

We previously submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for our product candidate Apadaz, which consists of KP201, our prodrug of hydrocodone, and APAP. In June 2016, the FDA issued a complete response letter, or CRL, for our Apadaz NDA. Generally, the FDA issues CRLs to indicate that the FDA considers the review cycle for an application complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrence studies of Apadaz. In August 2016, we completed our end-of-review meeting with the FDA. At the end-of-review meeting, we discussed with the FDA the issues identified by the FDA in the Apadaz NDA and what we believe is the potential to achieve a path forward for an Apadaz product label that could include abuse deterrence claims. The meeting also involved discussions pertaining to abuse deterrence in relation to the broader IR prescription opioid market, hydrocodone-APAP combination products, and published industry guidance from the FDA concerning the evaluation and labeling of abuse deterrent opioids. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a Formal Dispute Resolution Request, or FDRR, to the FDA. We anticipate up to twelve months from the date of our FDRR may be required to complete all parts of the FDRR process.

We are a development stage company and have not generated any revenue. We have incurred operating losses since our inception and, as of March 31, 2017, had an accumulated deficit of $137.7 million. Our loss from operations for the three months ended March 31, 2017 and 2016 were $7.4 million and $7.0 million, respectively.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

●	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	continue research and preclinical development and initiate clinical trials of our other product candidates;

●	seek to discover and develop additional product candidates either internally or in partnership with other pharmaceutical companies;

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

Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, if ever, any of our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities or this debt may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our Prodrug Product Candidates

We have employed our LAT platform technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely prescribed drugs. Our pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (controlled release)	KP415	Clinical	NDA Submission - 2018 Pivotal Efficacy Trial Data - 2018
Pain
Hydrocodone (IR)	KP201/IR (APAP-free)	"Fast Track" Designation December 2016	NDA Submission - 2018 Human POC Data - 2017
Hydromorphone (ER)	KP511/ER	“Fast Track” Designation May 2016	NDA Submission - 2019 Human POC Data - 2018
Hydromorphone (IR)	KP511/IR	Clinical	NDA Submission - 2019 Human POC Data - 2018
Oxycodone (IR)	KP606/IR	Preclinical
Oxymorphone	KP746	Preclinical
CNS
Quetiapine	KP303	Preclinical

Third-Party Agreements

In November 2009, we entered into a supply agreement with Johnson Matthey, Inc., or JMI, pursuant to which JMI has agreed to supply us with all of the KP201 necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process optimization and development services for KP201. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for KP201 would be exclusive to JMI in the United States and agreed to pay JMI royalties on the net sales of any products that utilize KP201 as the active pharmaceutical ingredient, or API. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Period-to-
	2017	2016	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,114	3,234	880
General and administrative	3,266	3,736	(470)
Total operating expenses	7,380	6,970	410
Loss from operations	(7,380)	(6,970)	(410)
Other (expense) income:
Loss on extinguishment of debt	—	(4,740)	4,740
Interest expense related to amortization of debt issuance costs and discount	(390)	(442)	52
Interest expense on debt principal	(1,441)	(1,150)	(291)
Fair value adjustment	(7,216)	10,278	(17,494)
Interest and other income	101	102	(1)
Total other (expense) income	(8,946)	4,048	(12,994)
Loss before income taxes	(16,326)	(2,922)	(13,404)
Income tax benefit (expense)	4	(12)	16
Net loss	$(16,322)	$(2,934)	$(13,388)

Net Loss

Net loss for the three months ended March 31, 2017 was $16.3 million, an increase of $13.4 million compared to net loss for the three months ended March 31, 2016 of $2.9 million. The increase was primarily attributable to a period-over-period change of $17.5 million in fair value adjustment caused by non-cash expense of $7.2 million for the three months ended March 31, 2017 compared to non-cash income of $10.3 million for the three months ended March 31, 2016 related to changes in the derivative and warrant liability for each period. Also contributing to the increase in net loss is an increase in loss from operations of $0.4 million and an increase in net interest expense and other items of $0.2 million. These increases in costs were partially offset by the non-recurrence in 2017 of a non-cash loss on extinguishment of debt of $4.7 million recognized during the three months ended March 31, 2016 related to the payment of the term note previously issued to Deerfield.

Research and Development

Research and development expenses increased by $0.9 million, from $3.2 million for the three months ended March 31, 2016, to $4.1 million for the three months ended March 31, 2017. This increase was primarily attributable to an increase in net third-party research and development costs due to increased activity on the development programs for KP415, KP201/IR and KP511, as well as increases in other research and development costs related to overhead.

General and Administrative

General and administrative expenses decreased by $0.5 million, from $3.7 million for the three months ended March 31, 2016, to $3.2 million for the three months ended March 31, 2017. This decrease was primarily attributable to a decrease in professional fees and other expenses related to Apadaz pre-commercialization efforts, as well as other decreases in general and administrative costs related to overhead.

Other (Expense) Income

Other (expense) income changed by $13.0 million, from income of $4.0 million for the three months ended March 31, 2016, to expense of $8.9 million for the three months ended March 31, 2017. This period-to-period change was primarily attributable to the $17.5 million increase in the fair value adjustment related to our derivative and warrant liability and an increase in net interest expense and other items of $0.2 million. These changes were partially offset by the non-recurrence of the $4.7 million loss on extinguishment of debt in the three months ended March 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2017, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering. As of March 31, 2017, we had cash and cash equivalents of $12.9 million, restricted cash of $1.1 million, marketable securities of $48.2 million and long-term investments of $10.2 million. We completed the initial closing of our initial public offering in April 2015, with a subsequent closing in May 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters’ exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the U.S. Securities and Exchange Commission, or the SEC, on October 17, 2016. We have not issued any of our securities under this registration statement.

On October 3, 2016, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock in accordance with the ATM Agreement. We have not sold any shares of our common stock under the ATM Agreement.

We have incurred operating losses since our inception and, as of March 31, 2017, had an accumulated deficit of $137.7 million. We anticipate that we will continue to incur operating losses for at least the next several years. We expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Convertible Debt

As of March 31, 2017, we had $96.3 million of convertible notes outstanding, consisting of a secured convertible note with Deerfield Private Design Fund III, L.P., or Deerfield, in the principal amount of $10.0 million, or the Deerfield Note, and $86.3 million principal amount of 5.50% senior convertible notes due 2021, or the 2021 Notes.

Deerfield Facility

In June 2014, we entered into the $60.0 million multi-tranche credit facility with Deerfield, or the Deerfield facility. At the time we entered into the Deerfield facility, we borrowed the first tranche, which consisted of a $15.0 million term note and the $10.0 million Deerfield Note. We used approximately $18.6 million of the net proceeds from the offering of our 2021 Notes to repay in full the $15.0 million original principal amount on the term note issued under the Deerfield facility plus all accrued but unpaid interest on the term note, a make whole interest payment on the term note and a prepayment premium on the term note. Deerfield is no longer obligated to provide us any additional disbursements under the Deerfield facility.

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

Prepayment of the outstanding balance is not allowed without written consent of Deerfield. However, in connection with our offering of the 2021 Notes, on February 3, 2016, we entered into an amendment to the Deerfield facility in which Deerfield consented to the prepayment of its $15.0 million term note and the issuance of the 2021 Notes.

Pursuant to the Deerfield facility, we issued to Deerfield 1,923,077 shares of our Series D redeemable convertible preferred stock as consideration for the loans provided to us thereunder. Upon closing of our initial public offering, these shares of Series D redeemable convertible preferred stock reclassified into 256,410 shares of our common stock.

We also issued to Deerfield a warrant to purchase 14,423,076 shares of our Series D redeemable convertible preferred stock at an initial exercise price of $0.78 per share, or the Deerfield Warrant. Upon closing of our initial public offering, this warrant converted into a warrant exercisable for 1,923,077 shares of our common stock at an exercise price of $5.85 per share.

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

The Deerfield facility also includes high yield discount obligation protections that go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield facility would qualify as an "applicable high yield discount obligation" under the Internal Revenue Code, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification.

2021 Notes

In February 2016, we issued the 2021 Notes in aggregate principal amount of $86.3 million. The 2021 Notes were originally issued to Cowen and RBC Capital Markets, LLC as representatives of the several initial purchasers, who subsequently resold the 2021 Notes to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act.

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

If we undergo a "fundamental change" (as defined in the indenture), holders may require that we repurchase for cash all or any portion of their 2021 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Period-to
	2017	2016	Period Change
Net cash used in operating activities	$(9,521)	$(3,865)	$(5,656)
Net cash provided by (used in) investing activities	5,702	(14,732)	20,434
Net cash (used in) provided by financing activities	(63)	63,612	(63,675)
Net (decrease) increase in cash and cash equivalents	$(3,882)	$45,015	$(48,897)

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities of $9.5 million consisted of a net loss of $16.3 million primarily attributable to our spending on research and development programs for KP415, KP201/IR and KP511 and $3.0 million in changes in working capital, partially offset by $9.8 million in adjustments for non-cash items. The changes in working capital consisted of $2.9 million related to accounts payable and accrued expenses and $0.2 million related to prepaid expense and other assets, partially offset by $0.1 million related to other liabilities. The adjustments for non-cash items primarily consisted of a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $7.2 million, stock-based compensation expense of $1.1 million, non-cash interest expense of $1.0 million, amortization of debt issuance costs and debt discount of $0.4 million, and $0.1 million related to depreciation and amortization.

For the three months ended March 31, 2016, net cash used in operating activities of $3.9 million consisted of a net loss of $2.9 million, $2.7 million in adjustments for non-cash items and $0.7 million caused by changes in accounts payable and accrued expenses, partially offset by the refund of the $2.4 million user fee for the Apadaz NDA. Adjustments for non-cash items primarily consisted of changes in fair value of our derivative and warrant liabilities of $10.3 million, partially offset by a loss on extinguishment of debt of $4.7 million related to the write-off of debt issuance costs and debt discount and a make-whole interest payment related to the repayment of the term note issued under the Deerfield facility, non-cash interest expense of $1.0 million, stock-based compensation expense of $1.0 million, a $0.5 million write-off of deferred offering costs and amortization of debt issuance costs and debt discount of $0.4 million.

Investing Activities

For the three months ended March 31, 2017, net cash provided by investing activities was $5.7 million, which was primarily attributable to maturities of marketable securities of $17.5 million, partially offset by purchases of marketable securities and long-term investments of $11.7 million and purchases of property and equipment of $0.1 million.

For the three months ended March 31, 2016, net cash used in investing activities was $14.7 million, which was primarily attributable to purchases of marketable securities of $14.6 million and property and equipment of $0.1 million.

Financing Activities

For the three months ended March 31, 2017, net cash used in financing activities was $63,000. Net cash consisted of a repayment of $37,000 of obligations under capital lease arrangements and payment of $26,000 of deferred offering costs.

For the three months ended March 31, 2016, net cash provided by financing activities was $63.6 million. Net cash provided by financing activities consisted of $82.8 million in proceeds, net of discounts and commissions, from the issuance of the 2021 Notes, of which we used approximately $18.6 million to repay in full the $15.0 million principal amount, accrued but unpaid interest, a make whole interest payment and a prepayment premium all related to the term note issued under the Deerfield facility, and net of the payment of debt issuance costs of $0.5 million.

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

Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, if ever, any of our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities or this debt may restrict our ability to operate. The Deerfield facility includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Our critical accounting policies have not changed materially from those described in Note B of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 10, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2016, a class action suit was filed against us by a stockholder in the Iowa District Court in Johnson County alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff did not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby.

In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff has since filed a motion to remand the case to the Iowa District Court, and that motion is still pending. The suit is still in a preliminary stage and has not yet been set for trial. Accordingly, we are unable to predict the timing or outcome of this litigation as of the date of this report.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. As of the date of this report we are unable to predict whether the pending litigation described above could have a material adverse effect on our results of operations or financial condition.

ITEM 1A.	RISK FACTORS

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

In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. We anticipate up to twelve months from the date of our FDRR may be required to complete all parts of the FDRR process. We cannot guarantee that the FDRR or any other action will be resolved in our favor. As a result, the approval of our NDA for Apadaz has been substantially delayed and may never occur.

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

We have incurred operating losses since our inception and, as of March 31, 2017, had an accumulated deficit of $137.7 million. Our loss from operations for the three months ended March 31, 2017 and 2016, were $7.4 million and $7.0 million, respectively. We have financed our operations to date with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt and $59.9 million in aggregate net proceeds from our initial public offering.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of many of our product candidates, and we have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

●	seek regulatory approvals for product candidates that successfully complete clinical trials;

●	continue research and preclinical development and initiate clinical trials of our other product candidates;

●	seek to discover and develop additional product candidates either internally or in partnership with other pharmaceutical companies;

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable, and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, if ever, any of our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities or this debt may restrict our ability to operate. The Deerfield facility includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. Additionally, in February 2016, we issued the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. Other than the submission of our NDA for Apadaz to the FDA, as to which the FDA issued a CRL in June 2016, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

The success of our product candidates will depend on the receipt and maintenance of regulatory approval and the issuance and maintenance of such approval is uncertain and subject to a number of risks, including the following:

●	the FDA or comparable foreign regulatory authorities, institutional review boards, or IRBs, or ethics committees may disagree with the design or conduct of our clinical trials;

●

the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other regulatory agencies for marketing approval or for us to receive approval for claims that are necessary for commercialization, for instance, in June 2016, the FDA issued a CRL for our Apadaz NDA;

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

●	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs;

●	launching commercial sales of product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of our prodrug product candidates, if approved, by patients, the medical community and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement; and

●	maintaining a continued acceptable safety and efficacy profile of the prodrug products following approval.

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

If we attempt to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act and the FDA does not conclude that our product candidates are sufficiently bioequivalent, or have comparable bioavailability, to approved drugs, or if the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and the FDA may not ultimately approve our product candidates.

A key element of our strategy is to seek FDA approval for most of our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, otherwise known as the 505(b)(2) NDA pathway with any NDA submitted thereunder a 505(b)(2) NDA, where possible. The 505(b)(2) NDA pathway permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Such reliance is typically predicated on a showing of bioequivalence or comparable bioavailability to an approved drug.

If the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, or if we cannot demonstrate bioequivalence or comparable bioavailability of our product candidates to approved products, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. Moreover, even if the FDA does allow us to pursue the 505(b)(2) NDA pathway, depending on the product candidate, we may still need to conduct additional clinical trials, including clinical trials to assess product safety or efficacy. For instance, we currently plan on relying on the 505(b)(2) pathway for any NDA we submit for KP415 and KP201/IR. However, we do not anticipate that the 505(b)(2) pathway will be available for every product candidate. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with our product candidates, would likely substantially increase.

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

If we were to submit an NDA under the 505(b)(2) regulatory for any of our product candidates, within 60 days of the agency’s receipt of our NDA, the FDA will make a threshold determination of whether the NDA is sufficiently complete to permit a substantive review. This 60-day review period is referred to as the filing review. If the NDA is sufficiently complete, the FDA will file the NDA. If the agency refuses to file the NDA, it will notify us and state the reason(s) for the refusal. The FDA may refuse to file our NDA for various reasons, including but not limited to, if:

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Interpretation of results from early, usually smaller, studies that suggest positive trends in some subjects, requires caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints, or lack of trial endpoints in exploratory studies, subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, in June 2016, the FDA issued a CRL for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

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

Our decision to seek approval of our product candidates under the 505(b)(2) NDA pathway, if available, may increase the risk that patent infringement suits are filed against us, which would delay the FDA’s approval of such product candidates.

In connection with any NDA that we may submit under the 505(b)(2) NDA pathway, if there are patents that claim the approved drug contained in our product candidates and referenced in our 505(b)(2) NDA, we must certify to the FDA and notify the patent holder that any patents listed for the approved drug in the FDA’s Orange Book publication are invalid, unenforceable or will not be infringed by the manufacture, use or sale of our prodrug. If a patent infringement lawsuit is filed against us within 45 days of its receipt of notice of our certification, the FDA is automatically prevented from approving our 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a court decision in the infringement case that is favorable to us, or such shorter or longer period as may be ordered by a court. Such actions are routinely filed by patent owners. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and patent litigation before our product candidates may be commercialized. We may not be successful in defending any patent infringement claim. Even if we are found not to infringe, or a plaintiff’s patent claims are found invalid or unenforceable, defending any such infringement claim would be expensive and time-consuming, and would delay launch of our product candidates and distract management from their normal responsibilities.

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

Before we can commercialize our product candidates, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Most of our product candidates, including KP415, KP201/IR (APAP-free), KP511/ER, KP511/IR, KP606/IR, KP746 and KP303, if approved, will be regulated as "controlled substances" as defined in the Controlled Substances Act, or the CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

We contract with third parties for the manufacture of our product candidates that utilize KP415, KP201 and KP511 as the API used in our clinical trials and with a sole source supplier for the manufacture of bulk quantities of KP415, KP201 and KP511 used in product candidates that utilize these moieties as the API and we expect to continue to do so. This reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of KP415, KP201 or KP511, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We procure the bulk drug substances for KP415, KP201 and KP511 from sole-source, third-party manufacturers and the product candidates that utilize these moieties as the API used in our clinical trials from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our other product candidates, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of KP415, KP201, KP511, other bulk drug substances or our product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for KP415, KP201 or KP511 bulk drug substance. If our current contract manufacturer for KP415, KP201 or KP511 bulk drug substance cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

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

We have only a limited sales and marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to enter into collaborations with one or more parties or establish our own sales and marketing organization. We have not yet determined our commercialization strategy for any of our product candidates. Should we decide to establish our own sales, marketing and distribution capabilities, we would encounter a number of risks. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If approved, KP511 will compete against currently marketed, branded and generic, IR and ER hydromorphone products approved for use in opioid-tolerant patients for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Some of these currently marketed products include Purdue Pharma L.P.'s Dilaudid and Mallinckrodt plc's Exalgo, in addition to multiple other branded and generic IR and ER hydromorphone products marketed by companies including Allergan plc, Mallinckrodt plc, Rhodes Pharmaceuticals L.P. and Roxanne Laboratories, Inc. In addition, if approved, KP511/ER and KP511/IR will face potential competition from any abuse-deterrent or other IR and ER hydromorphone products for the treatment of pain that are currently in or which may enter into clinical development.

Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Consequently, our competitors may develop abuse-deterrent or other products for the short-term management of acute pain, or for other indications we are pursuing or may pursue in the future, and such competitors' products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. If the competitor's product were similar to our product candidates, we may be required to seek approval via alternative pathways, such as the ANDA, which is used for the development of generic drug products. We may also be blocked from product marketing by periods of patent protection or regulatory exclusivity.

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

Consequently, our competitors may develop abuse-deterrent or other products for the treatment of pain or ADHD or for other indications we may pursue in the future, and such competitors' products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and subject enrollment in clinical trials.

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

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Travis C. Mickle, Ph.D., our president and chief executive officer, Gordon K. Johnson, our chief business officer, R. LaDuane Clifton, CPA, our chief financial officer, Sven Guenther, Ph.D., our executive vice president research and development, and Daniel L. Cohen, our executive vice president government and public relations, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from $2.90 to $26.15 through May 19, 2017. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	actual or anticipated variations in our operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the pharmaceutical industry;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	adverse regulatory announcements or determinations regarding our product candidates;

●	capital commitments;

●	investors’ general perception of us and our business;

●	recruitment or departure of key personnel; and

●	sales of our common stock, including sales by our directors and officers or specific stockholders.

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

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies' stock. For instance, in December 2016, we received notice of a class action suit filed against us by a stockholder in the Iowa District Court in Johnson county alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby. In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff has since filed a motion to remand the case to the Iowa District Court, and that motion is still pending. The suit is still in a preliminary stage and has not yet been set for trial. As such, we are unable to predict the timing or outcome of this litigation as of the date of this report. Such litigation could cause us to incur substantial costs and divert management's attention and resources from our business. Further, companies listed on The NASDAQ Global Market, and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

As of March 31, 2017, we had outstanding immediately exercisable warrants to purchase 59,714 shares of our common stock at a weighted average exercise price of $5.85 per share that include anti-dilution provisions pursuant to which the exercise price of such warrants will be adjusted downward if we issue any shares of our common stock or any securities convertible into our common stock at a price per share or with an exercise or conversion price less than the exercise price of such warrants. Upon such an event, the exercise price of these warrants will be automatically adjusted to equal the price per share paid for, the conversion price of or the exercise price of such securities, as applicable, and the number of shares of common stock issuable upon exercise of each warrant will be proportionately increased.

Additionally, in June 2014, we issued to Deerfield (i) the Deerfield Warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock at an exercise price of $0.78 per share, which is exercisable until June 2, 2024, and (ii) the Deerfield Note, in the principal amount of $10.0 million, which bears interest at 9.75% per annum. Upon completion of our initial public offering, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of our common stock at an exercise price of $5.85 per share and the outstanding principal and accrued interest under the Deerfield Note became convertible into shares of our common stock at a conversion price of $5.85 per share. The Deerfield Warrant and Deerfield Note each include an exercise or conversion, as applicable, price protection provision, pursuant to which the exercise or conversion, as applicable, price of the warrant or note will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Warrant’s exercise price or the Deerfield Note's conversion price, as applicable, or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, pursuant to the terms of our fourth amendment to the Deerfield Warrant and Deerfield Note, if we effect an “at the market offering” as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

Future sales and issuances of equity and debt could result in additional dilution to our stockholders.

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

According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 1,750,497 shares of our common stock, assuming a conversion date of March 31, 2017. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of March 31, 2017.

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

As of March 31, 2017, we had $96.3 million of convertible notes outstanding, consisting of the $10 million Deerfield Note and $86.3 million of 2021 Notes.

The Deerfield Note bears interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield Note is due quarterly in arrears. Upon notice to Deerfield, we may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Note, provided that all such interest was due on July 1, 2016. We elected this option on all eight of the scheduled interest payments through June 30, 2016 and paid such interest on July 1, 2016. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Note on the fourth and fifth anniversaries of the Deerfield Note. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020. If we are required to pay additional outstanding amounts due under the Deerfield Note prior to maturity or otherwise incur unanticipated monetary obligations under the Deerfield Note, our cash flow available to invest in the ongoing needs of our business may be limited.

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

The accounting method for the Deerfield Warrant, Deerfield Convertible Notes and 2021 Notes could have a material effect on our reported financial results.

The Deerfield Warrant, Deerfield Convertible Notes and 2021 Notes contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations. Additionally, certain features of the 2021 Notes may result in the yield on the 2021 Notes not being deductible by us for tax purposes.

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

In addition, the provisions of our termination agreement with MonoSol and our agreements with Deerfield and the holders of our 2021 Notes may discourage, delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then MonoSol will be entitled to a percentage in the low teens of the price being paid to us and our stockholders in such transaction which is attributable to the value of KP415. Pursuant to the Deerfield facility, we may not enter into any major transaction without the prior approval of Deerfield, including a merger, asset sale or change of control transaction, and, pursuant to the Deerfield Note, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, of the Deerfield Note immediately prior to consummation of such event. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. Furthermore, the indenture governing the 2021 Notes requires us to repurchase the 2021 Notes for cash if we undergo certain fundamental changes. A takeover of us may trigger the requirement that we repurchase the 2021 Notes, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

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

We are an “emerging growth company” as defined in the Jump-Start Our Business Startups Act, or the JOBS Act, and we take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

As of March 31, 2017, we had federal net operating loss carryforwards of approximately $113.2 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of our initial public offering, the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2016, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting on an annual basis. This will require that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Use of Proceeds

On April 21, 2015, we closed our initial public offering, in which we issued and sold 5,090,909 shares of common stock at a public offering price of $11.00 per share. Subsequently, on May 12, 2015, we sold an additional 763,636 shares of our common stock pursuant to the underwriters’ option to purchase additional shares. In the aggregate, the gross proceeds of our initial public offering, including gross proceeds from the underwriters’ exercise of their option to purchase additional shares, were $64.4 million. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-202660), which was declared effective by the SEC on April 15, 2015. Cowen, RBC Capital Markets, LLC, Canaccord Genuity Inc. and Oppenheimer & Co. Inc. acted as the underwriters. The offering commenced on April 15, 2015, and did not terminate before all of the securities registered in the registration statement were sold.

The net offering proceeds to us were $59.9 million, after deducting underwriting discounts and commissions totaling $4.5 million. In addition, offering expenses totaled $2.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated April 15, 2015, and filed with the SEC on April 16, 2015, pursuant to Rule 424(b) of the Securities Act. Through March 31, 2017, $45.3 million of the net proceeds had been used to fund the development of Apadaz and our other product candidates and for working capital and other general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: May 22, 2017	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2017	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS**	XBRL Instance Document**
101.SCH**	XBRL Taxonomy Extension Schema Document**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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