Form 10-Q
period 2017-06-30
KEMPHARM, INC
filed 2017-08-10
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Total shares of common stock outstanding as of August 9, 2017: 14,657,430

INDEX

KEMPHARM, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	As of June 30,	As of December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,386	$16,762
Restricted cash	1,100	1,100
Marketable securities	41,107	51,003
Trade date receivables	—	5,003
Prepaid expenses and other current assets	771	489
Total current assets	55,364	74,357
Property and equipment, net	2,148	1,970
Long-term investments	11,215	8,200
Other long-term assets	321	360
Total assets	$69,048	$84,887

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$6,303	$6,444
Current portion of capital lease obligation	177	157
Other current liabilities	112	41
Total current liabilities	6,592	6,642
Convertible notes, net	91,950	91,170
Derivative and warrant liability	8,311	4,618
Other long-term liabilities	1,472	1,153
Total liabilities	108,325	103,583

Commitments and contingencies (Note D)

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 14,657,430 shares issued and outstanding as of June 30, 2017 (unaudited); 14,646,982 shares issued and outstanding as of December 31, 2016	1	1
Additional paid-in capital	104,901	102,643
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2017 (unaudited) and December 31, 2016	—	—
Accumulated deficit	(144,179)	(121,340)
Total stockholders' deficit	(39,277)	(18,696)
Total liabilities and stockholders' deficit	$69,048	$84,887

See Accompanying Notes to Unaudited Condensed Financial Statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,650	4,988	8,764	8,222
General and administrative	3,574	4,287	6,840	8,023
Total operating expenses	8,224	9,275	15,604	16,245
Loss from operations	(8,224)	(9,275)	(15,604)	(16,245)
Other (expense) income:
Loss on extinguishment of debt	—	—	—	(4,740)
Interest expense related to amortization of debt issuance costs and discount	(390)	(393)	(780)	(835)
Interest expense on principal	(1,443)	(1,475)	(2,884)	(2,625)
Fair value adjustment	3,523	20,763	(3,693)	31,041
Interest and other income, net	13	144	114	246
Total other (expense) income	1,703	19,039	(7,243)	23,087
(Loss) income before income taxes	(6,521)	9,764	(22,847)	6,842
Income tax benefit (expense)	4	4	8	(8)
Net (loss) income	$(6,517)	$9,768	$(22,839)	$6,834

Net (loss) income per share:
Basic	$(0.44)	$0.59	$(1.56)	$0.41
Diluted	$(0.44)	$(0.58)	$(1.56)	$(1.36)

Weighted average number of shares of common stock outstanding:
Basic	14,649,586	14,597,449	14,648,291	14,546,576
Diluted	14,649,586	15,435,322	14,648,291	15,583,390

See Accompanying Notes to Unaudited Condensed Financial Statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(22,839)	$6,834
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on extinguishment of debt	—	4,740
Write-off of deferred offering costs	—	445
Stock-based compensation expense	2,254	2,279
Non-cash interest expense	2,220	2,443
Amortization of debt issuance costs and debt discount	780	835
Depreciation and amortization expense	164	55
Fair value adjustment	3,693	(31,041)
Loss on sublease	102	—
Change in assets and liabilities:
Prepaid expenses and other assets	(151)	1,932
Accounts payable and accrued expenses	(2,318)	(693)
Other liabilities	101	32
Net cash used in operating activities	(15,994)	(12,139)

Cash flows from investing activities:
Purchases of property and equipment	(143)	(219)
Purchases of marketable securities and long-term investments	(20,922)	(65,627)
Maturities of marketable securities	32,806	10,645
Net cash provided by (used in) investing activities	11,741	(55,201)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discounts and commissions	—	82,800
Repayment of term notes and related accrued interest	—	(18,621)
Payment of deferred offering costs	(50)	—
Payment of debt and stock issuance costs	—	(673)
Repayment of obligations under capital lease	(77)	(15)
Proceeds from exercise of common stock options and warrants	4	141
Net cash (used in) provided by financing activities	(123)	63,632
Net decrease in cash, cash equivalents and restricted cash	(4,376)	(3,708)
Cash, cash equivalents and restricted cash, beginning of period	17,862	32,318
Cash, cash equivalents and restricted cash, end of period	$13,486	$28,610

Supplemental cash flow information:
Cash paid for interest	$2,857	$182
Transfer of warrants to equity upon exercise	—	755
Fixed assets included in accounts payable and accrued expenses	7	50
Deferred offering costs included in accounts payable and accrued expenses	60	—
Fixed assets financed under a lease agreement	284	548

See Accompanying Notes to Unaudited Condensed Financial Statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.          Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs. Through the use of its Ligand Activated Therapy (“LAT™”) platform technology, the Company is able to initiate and pursue the development of improved versions of widely prescribed, approved drugs. The Company was formed and incorporated in Iowa on October 30, 2006 and reorganized in Delaware on May 30, 2014.

The Company has experienced recurring losses from operations and negative operating cash flows due to its ongoing research and development of its potential product candidates. The Company also has an accumulated deficit at June 30, 2017. Various internal and external factors will affect whether and when the candidates become approved drugs and how significant their market share will be. The length of time and cost of developing and commercializing these candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

Reclassifications

During the second quarter of 2017, the Company early adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which addresses the treatment of restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 reduced the Company’s net cash used in investing activities and net decrease in cash and cash equivalents on the condensed statements of cash flows by $1.1 million for the six months ended June 30, 2016, as compared to the net cash used in investing activities and net decrease in cash and cash equivalents on the condensed statements of cash flows if the Company had not early adopted ASU 2016-18. This reclassification had no effect on the condensed balance sheets or statements of operations.

Entry into ATM Agreement

On October 3, 2016, the Company entered into a Common Stock Sales Agreement (the "ATM Agreement") with Cowen and Company, LLC ("Cowen") under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through Cowen as the Company's sales agent. The Company's registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on October 17, 2016. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock in accordance with the ATM Agreement.

Cowen may sell common stock under the ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement, and has provided Cowen with customary indemnification rights.

The Company is not obligated to make any sales of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement in accordance with its terms. As of June 30, 2017, the Company has made no sales of its common stock pursuant to the terms of the ATM Agreement and had deferred offering costs related to the offering contemplated by the ATM Agreement recorded within prepaid and other current assets and other long-term assets in the amount of $0.2 million.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU 2015-17"), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2015-17 did not have a material impact on Company's financial statements and disclosures as the Company maintains a full valuation allowance.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"), which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-06 did not have a material impact on Company's financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-09 did not have a material impact on Company's financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, which applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2016-18 in the current quarter. Refer to Note A for discussion regarding the impact the adoption of ASU 2016-18 had on the Company's financial statements and disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This update applies to any entity that changes the terms or conditions of a stock-based payment award. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on its financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"), which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its financial statements and disclosures.

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

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the earnings per share calculation (Note I). If a Major Transaction occurs, as defined below, Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Warrant Put Option”). A Major Transaction is (i) a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or other similar event; (ii) the sale or transfer in one transaction or a series of related transactions of all or substantially all of the assets of the Company; (iii) a third-party purchase, tender or exchange offer made to the holders of outstanding shares, such that following such purchase, tender or exchange offer a change of control has occurred; (iv) the liquidation, bankruptcy, insolvency, dissolution or winding-up affecting the Company; (v) the shares of the Company’s common stock cease to be listed on any eligible market; and (vi) at any time, the shares of the Company’s common stock cease to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Pursuant to the Deerfield Facility Agreement, the Company may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit sharing arrangement, without the prior approval of Deerfield. Additionally, if the Company were to enter into a major transaction, including a merger, consolidation, sale of substantially all its assets or other change of control transaction, Deerfield would have the ability to demand that prior to consummation of such transaction the Company repay all outstanding principal and accrued interest of any notes issued under the Deerfield Facility Agreement. Under each warrant issued pursuant to the Deerfield Facility Agreement, Deerfield has the right to demand that the Company redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

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

Second Amendment to Senior Secured Convertible Note and Warrant

On January 6, 2016, the Company entered into a Second Amendment (the “Second Amendment”) to the Deerfield Convertible Notes and Deerfield Warrant, by and between the Company and Deerfield. The Second Amendment, among other things, clarified the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Notes and Deerfield Warrant, respectively, if the Company effects a firm commitment underwritten public offering of its securities. Except as modified by the Second Amendment, the Third Amendment (as described below) and the Fourth Amendment (as described below), all terms and conditions of the Deerfield Convertible Notes and Deerfield Warrant remain in full force and effect.

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

Fourth Amendment to Deerfield Convertible Notes and Deerfield Warrant

In connection with entering into the ATM Agreement, on October 3, 2016, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Deerfield Convertible Note and Deerfield Warrant with Deerfield. The Fourth Amendment, among other things, clarifies the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Note and Deerfield Warrant, respectively, if the Company effects an "at the market offering" as defined in Rule 415 of the Securities Act of its common stock.

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. As of June 30, 2017, the Company had unused letters of credit totaling $0.4 million. The line of credit has a maturity date of January 31, 2018. As of June 30, 2017, the Company had no outstanding balance under the line of credit. The Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the borrowing capacity under the line of credit, held by the same bank institution. The money market account is reported as restricted cash on the condensed balance sheet. The line of credit contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the 1-month London Interbank Offered Rate, or LIBOR, plus 2.00% per annum. The interest rate is updated at the beginning of each month for rate changes that occurred during the previous month. The interest rate under the Line of Credit Agreement was 3.06% as of June 30, 2017.

D.          Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of June 30, 2017 and December 31, 2016, no accruals have been made related to commitments and contingencies.

In 2014, a former financial advisor of the Company filed a request with the Iowa District Court to declare valid a purported right of first refusal to serve as the Company's exclusive financial advisor for specified strategic transactions and to receive fees for the specified strategic transactions irrespective of whether any such specified transaction occurred during or after the term of the financial advisor's service agreement. This filing by the former financial advisor was made in response to an action initiated by the Company in 2013 seeking a declaratory judgement finding that such purported right was invalid and unenforceable. Two former members of the Company's board of directors (the "Board") joined the lawsuit as intervenors based on the former financial advisor's purported assignment of its rights, or a portion thereof, under the agreement to the intervenors. In September 2015, the court granted summary judgement in favor of the Company with respect to the Company's declaratory judgement action and the former financial advisor's counterclaims and the Company separately entered into settlement agreements with each of the intervenors. The settlements reached with the intervenors did not differ from the accrual previously recorded by the Company by a material amount. The former financial advisor subsequently filed a notice of appeal of the court's ruling with the Supreme Court of Iowa. On January 6, 2016, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with the former financial advisor and Donald DeWaay, Jr. pursuant to which, among other things, the former financial advisor agreed, in exchange for the consideration described therein, to dismiss with prejudice its pending appeal. The former financial advisor's appeal was subsequently dismissed by the Supreme Court of Iowa on January 7, 2016. The settlement amount was commensurate with the contingency recorded in the books and records of the Company. The consideration in the settlement agreement did not differ from the accrual previously recorded by the Company by a material amount.

In December 2016, a class action suit was filed against the Company in the Iowa District Court in Johnson County by a stockholder alleging that the Company, certain of its senior executives and directors who signed the registration statement in connection with its initial public offering, and each of the investment banks that acted as underwriters for the offering negligently, issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that the Company filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased the Company's common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby.

In January 2017, the class action suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff subsequently filed a motion to remand the case to the Iowa District Court, and that motion was granted. The suit is still in a preliminary stage and has not yet been set for trial. Accordingly, the Company is unable to predict the timing or outcome of this litigation as of the date of this report.

North Carolina Sublease

During the second quarter of 2017, the Company subleased its office space in North Carolina under a non-cancelable operating lease to a third-party tenant. The sublease term with the third-party runs concurrent with the lease term the Company has with the landlord.

E.          Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of June 30, 2017, the Company had 10,000,000 shares of authorized and undesignated preferred stock, and did not have any preferred stock outstanding.

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

F.          Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 14,657,430 and 14,646,982 shares of common stock were issued and outstanding at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, the Company had reserved authorized shares of common stock for future issuance as follows:

	June 30, 2017	December 31, 2016
Conversion of Deerfield Convertible Notes	1,750,954	1,751,296
Conversion of 2021 Notes	5,040,914	5,040,914
Outstanding awards under equity incentive plans	2,873,344	1,990,260
Outstanding common stock warrants	2,027,763	2,087,477
Possible future issuances under equity incentive plans	928,800	1,244,671
Total common shares reserved for future issuance	12,621,775	12,114,618

Common Stock Activity

The following table summarizes common stock activity for the six months ended June 30, 2017:

Shares of Common Stock
Balance at December 31, 2016	14,646,982
Common stock warrants exercised	698
Common stock options exercised	9,750
Balance at June 30, 2017	14,657,430

The Company calculates the fair value of common stock warrants using a Monte Carlo simulation. There were warrants exercised for an aggregate of 698 and 141,095 shares of common stock during the six months ended June 30, 2017 and 2016, respectively. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded within other (expense) income in the condensed statements of operations.

G.          Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board, and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 3,432,183 as of June 30, 2017. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined, by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2017, the common stock reserved for issuance under the 2014 Plan automatically increased by 585,879 shares.

During the three and six months ended June 30, 2017 and 2016, stock options were exercised for a total of 9,250 and 14,933 shares of common stock, respectively.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$340	$268	$631	$455
General and administrative	825	989	1,623	1,824
Total	1,165	$1,257	2,254	$2,279

There was no stock-based compensation expense related to performance-based awards recognized during the three or six months ended June 30, 2017. There was no stock-based compensation expense related to performance-based incentive awards recognized during the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company recognized $29,000 of stock-based compensation expense related to performance-based awards included in research and development expenses in connection with the vesting of stock options exercisable for an aggregate of 13,333 shares of common stock as a result of the acceptance of the new drug application for Apadaz™, the Company's product candidate which consists of KP201, its prodrug of hydrocodone and acetaminophen, for priority review in February 2016.

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

The fair value of the Deerfield Convertible Notes was $11.0 million and $10.2 million, respectively, at June 30, 2017 and December 31, 2016. The fair value of the 2021 Notes was $50.0 million and $46.3 million, respectively, at June 30, 2017 and December 31, 2016. Both the Deerfield Convertible Notes and the 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Notes and 2021 Notes at June 30, 2017 and December 31, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgements to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2017 and December 31, 2016 (in thousands):

	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	5,212	—	—	5,212
Embedded Warrant Put Option	461	—	—	461
Fundamental change and make-whole interest provisions embedded in 2021 Notes	12	—	—	12
Embedded Deerfield Note Put Option	2,626			2,626
Total liabilities	$8,311	$—	$—	$8,311
Trading securities:
Certificates of deposit	8,316	8,316	—	—
U.S. Treasury securities	38,504	38,504	—	—
U.S. government-sponsored agency securities	5,502	—	5,502	—
Total assets	$52,322	$46,820	$5,502	$—

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$16	$—	$—	$16
Deerfield Warrant liability	4,231	—	—	4,231
Embedded Warrant Put Option	365	—	—	365
Fundamental change and make-whole interest provisions embedded in 2021 Notes	6	—	—	6
Total liabilities	$4,618	$—	$—	$4,618
Trading securities:
Certificates of deposit	7,788	7,788	—	—
U.S. Treasury securities	37,066	37,066	—	—
U.S. government-sponsored agency securities	14,349	—	14,349	—
Total assets	$59,203	$44,854	$14,349	$—

The Company’s Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of June 30, 2017 and December 31, 2016, the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reported on the condensed balance sheet in derivative and warrant liability, while the trading securities are reported on the condensed balance sheet in marketable securities and long-term investments. As of June 30, 2017, the embedded Deerfield Note Put Option is reported on the condensed balance sheet in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, and the fundamental change and make-whole interest provisions embedded in the 2021 Notes at June 30, 2017 and December 31, 2016. The Company also used a Monte Carlo simulation to value the embedded Deerfield Note Put Option at June 30, 2017. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reflected in the condensed statements of operations as a fair value adjustment.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$11,834	$27,479	$4,618	$37,839
Exercise of warrants	—	(673)	—	(755)
Adjustment to fair value	(3,523)	(20,763)	3,693	(31,041)
Balance at end of period	$8,311	$6,043	$8,311	$6,043

I.          Net (Loss) Income Per Share

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net (loss) income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted net (loss) income per share in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net (loss) income per share during the period.

Diluted net loss per share was the same as basic net loss per share for the three and six month periods ended June 30, 2017 because the effects of potentially dilutive items were anti-dilutive given the Company's net loss for the three and six month periods ended June 30, 2017.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2017	2016
Warrants to purchase common stock	2,027,763	164,400
Awards under equity incentive plans	2,873,344	2,238,153
Deerfield Convertible Notes	1,750,954	2,088,931
2021 Notes	5,040,914	5,040,914
Total	11,692,975	9,532,398

The following table reconciles basic net income per share of common stock to diluted net loss per share of common stock for the three and six month periods ended June 30, 2016 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2016
Basic net income per share of common stock:
Net income	$9,768	$6,834
Less: Net income allocable to participating securities	(1,137)	(798)
Net income allocable to shares of common stock	8,631	6,036
Less: Dividends declared or accumulated	—	—
Undistributed net income allocable to shares of common stock, basic	$8,631	$6,036
Weighted average number of shares of common stock outstanding	14,597	14,547
Basic net income per share of common stock	$0.59	$0.41
Diluted net loss per share of common stock:
Net income	$9,768	$6,834
Less: Fair value adjustment for Deerfield stock warrants	(18,769)	(28,001)
Net loss allocable to shares of common stock, diluted	$(9,001)	$(21,167)
Weighted average number of shares of common stock outstanding	14,597	14,547
Dilutive effect of Deerfield stock warrants	838	1,037
Weighted average number of shares of common stock outstanding, diluted	15,435	15,583
Diluted net loss per share of common stock	$(0.58)	$(1.36)

J.          Severance Expense

On September 15, 2016, the Company announced its intention to defer its commercial operations and realign its financial resources and operational priorities towards its product development pipeline. The activities related to the deferral and realignment were completed during the year ended December 31, 2016. As part of these activities, the Company reduced its workforce by three employees. Personnel and other related charges of approximately $1.1 million and stock compensation expense of approximately $1.9 million related to the acceleration of vesting on certain stock options, related to the workforce reduction, were presented as severance expense in the statements of operations for the year ended December 31, 2016. As of June 30, 2017, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.2 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, we use the terms "KemPharm," "Company," "we," "us" and "our" in this Quarterly Report on Form 10-Q to refer to KemPharm, Inc. We have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to our business, including KemPharm, Apadaz and LAT. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "would," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "assume," "intend," "potential," "continue" or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in "Risk Factors" and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur; the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;

●	the timing, conduct and success of our clinical studies for our product candidates;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the therapeutic benefits and effectiveness of our product candidates;

●	the size and characteristics of the markets that may be addressed by our product candidates;

●	our intention to seek to establish strategic collaborations or partnerships for the development or sale of our product candidates;

●	our expectations as to future financial performance, expense levels and liquidity sources; and

●	the timing of commercializing our product candidates.

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

Overview

We are a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs that we believe will be improved versions of widely prescribed, approved drugs. We employ our Ligand Activated Therapy, or LAT, platform technology to create our prodrugs. We are building a pipeline of prodrug product candidates that target large market opportunities in pain, attention deficit hyperactivity disorder, or ADHD, and central nervous system, or CNS, disorders. Our lead product candidates include KP415 and KP484, our extended release, or ER, d-threo-methylphenidate product candidates for the treatment of ADHD, and KP201/IR, our acetaminophen, or APAP, free, single-entity, benzhydrocodone hydrochloride immediate-release, or IR, abuse-deterrent product candidate designed for the treatment of acute pain. We own worldwide commercial rights for all of our product candidates, except that Shire Pharmaceuticals, LLC, or Shire, has a right of first refusal to acquire, license or commercialize KP415 and KP484.

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

We are a development stage company and have not generated any revenue. We have incurred operating losses since our inception and, as of June 30, 2017, had an accumulated deficit of $144.2 million. Our loss from operations for the three and six months ended June 30, 2017 and 2016 were $8.2 million and $9.3 million and $15.6 million and $16.2 million, respectively.

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

Our Prodrug Product Candidates

We have employed our LAT platform technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely prescribed drugs. In June 2017, we announced the development of KP484, our prodrug product candidate for the super-extended release of d-threo-methylphenidate, designed for the treatment of ADHD in patients that respond best with a long duration of therapy. KP484 was developed during a data analysis of the KP415 Phase 1 study, in which we observed that the prodrug molecule demonstrated an ability to produce a longer duration release of d-threo-methylphenidate relative to the comparator. As a result, we have initiated development of KP484 and anticipate filing an Investigational New Drug application for KP484 as early as the third quarter of 2017 and NDA submission as early as 2019.

Our pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (ER)	KP415	Clinical	NDA Submission - 2018 Pivotal Efficacy Trial Data - 2018
Methylphenidate (ER)	KP484	Clinical	NDA Submission - 2019 Pivotal Efficacy Trial Data - 2018
Pain
Hydrocodone (IR)	KP201/IR (APAP-free)	"Fast Track" Designation December 2016	NDA Submission - 2018 Human POC Data - 2017
Hydromorphone (ER)	KP511/ER	“Fast Track” Designation May 2016	NDA Submission - 2019 Human POC Data - 2018
Hydromorphone (IR)	KP511/IR	Clinical	NDA Submission - 2019 Human POC Data - 2018
Oxycodone (IR)	KP606/IR	Preclinical
Oxymorphone	KP746	Preclinical
CNS
Quetiapine	KP303	Preclinical

Third-Party Agreements

In November 2009, we entered into a supply agreement with Johnson Matthey, Inc., or JMI, pursuant to which JMI has agreed to supply us with all the KP201 necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process optimization and development services for KP201. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for KP201 would be exclusive to JMI in the United States and agreed to pay JMI royalties on the net sales of any products that utilize KP201 as the active pharmaceutical ingredient, or API. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes.

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

We must purchase all our U.S. KP201 needs from JMI and JMI cannot supply KP201 to other companies. After the commercial launch of any product that utilizes KP201 as the API, JMI is required to identify a secondary manufacturing site and qualify and validate that site to produce KP201.

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

Under our March 2012 asset purchase agreement with Shire, Shire has a right of first refusal to acquire, license or commercialize KP415 and KP484.

Under our March 2012 termination agreement with MonoSol Rx, LLC, or MonoSol, MonoSol has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415 or KP484, and any product candidates arising therefrom, including royalty payments on any license of KP415 or KP484, the sale of KP415 or KP484 to a third party, the commercialization of KP415 or KP484 and the portion of any consideration that is attributable to the value of KP415 or KP484 and paid to us or our stockholders in a change of control transaction.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Period-to-
	2017	2016	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,650	4,988	(338)
General and administrative	3,574	4,287	(713)
Total operating expenses	8,224	9,275	(1,051)
Loss from operations	(8,224)	(9,275)	1,051
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(390)	(393)	3
Interest expense on debt principal	(1,443)	(1,475)	32
Fair value adjustment	3,523	20,763	(17,240)
Interest and other income, net	13	144	(131)
Total other (expense) income	1,703	19,039	(17,336)
(Loss) income before income taxes	(6,521)	9,764	(16,285)
Income tax benefit	4	4	—
Net (loss) income	$(6,517)	$9,768	$(16,285)

Net (Loss) Income

Net loss for the three months ended June 30, 2017 was $6.5 million, a change of $16.3 million compared to net income for the three months ended June 30, 2016 of $9.8 million. The change was primarily attributable to a period-over-period change of $17.2 million in fair value adjustment related to changes in the derivative and warrant liability for each period resulting in non-cash income of $3.5 million for the three months ended June 30, 2017 compared to non-cash income of $20.8 million for the three months ended June 30, 2016. Also contributing to the change in net (loss) income is an increase in net interest expense and other items of $0.1 million. These changes were partially offset by a decrease in loss from operations of $1.1 million.

Research and Development

Research and development expenses decreased by $0.3 million, from $5.0 million for the three months ended June 30, 2016, to $4.7 million for the three months ended June 30, 2017. This decrease was primarily attributable to a decrease in research and development costs related to overhead.

General and Administrative

General and administrative expenses decreased by $0.7 million, from $4.3 million for the three months ended June 30, 2016, to $3.6 million for the three months ended June 30, 2017. This decrease was primarily attributable to a decrease in personnel costs, including stock-based compensation, as well as other decreases in general and administrative costs related to overhead.

Other (Expense) Income

Other (expense) income decreased by $17.3 million, from income of $19.0 million for the three months ended June 30, 2016, to income of $1.7 million for the three months ended June 30, 2017. This period-to-period change was primarily attributable to the $17.2 million decrease in the fair value adjustment related to our derivative and warrant liability and an increase in net interest expense and other items of $0.1 million.

Comparison of the Six Months Ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Period-to-
	2017	2016	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	8,764	8,222	542
General and administrative	6,840	8,023	(1,183)
Total operating expenses	15,604	16,245	(641)
Loss from operations	(15,604)	(16,245)	641
Other (expense) income:
Loss on extinguishment of debt	—	(4,740)	4,740
Interest expense related to amortization of debt issuance costs and discount	(780)	(835)	55
Interest expense on debt principal	(2,884)	(2,625)	(259)
Fair value adjustment	(3,693)	31,041	(34,734)
Interest and other income, net	114	246	(132)
Total other (expense) income	(7,243)	23,087	(30,330)
(Loss) income before income taxes	(22,847)	6,842	(29,689)
Income tax benefit (expense)	8	(8)	16
Net (loss) income	$(22,839)	$6,834	$(29,673)

Net (Loss) Income

Net loss for the six months ended June 30, 2017 was $22.8 million, a change of $29.7 million compared to net income for the six months ended June 30, 2016 of $6.8 million. The change was primarily attributable to a period-over-period change of $34.7 million in fair value adjustment related to changes in the derivative and warrant liability for each period resulting in non-cash expense of $3.7 million for the six months ended June 30, 2017 compared to non-cash income of $31.0 million for the six months ended June 30, 2016. Also contributing to the change in net (loss) income is an increase in net interest expense and other items of $0.3 million. These changes were partially offset by a decrease in loss from operations of $0.6 million and the non-recurrence in 2017 of a non-cash loss on extinguishment of debt of $4.7 million recognized during the six months ended June 30, 2016 related to the payment of the term note previously issued to Deerfield Private Design Fund III, L.P., or Deerfield.

Research and Development

Research and development expenses increased by $0.6 million, from $8.2 million for the six months ended June 30, 2016, to $8.8 million for the six months ended June 30, 2017. This increase was primarily attributable to increases in net third-party research and development costs and personnel costs, including stock-based compensation. These increases are partially offset by decreases in other research and development costs related to overhead.

General and Administrative

General and administrative expenses decreased by $1.2 million, from $8.0 million for the six months ended June 30, 2016, to $6.8 million for the six months ended June 30, 2017. This decrease was primarily attributable to a decrease in personnel costs, including stock-based compensation, as well as other decreases in general and administrative costs related to overhead.

Other (Expense) Income

Other (expense) income changed by $30.3 million, from income of $23.1 million for the six months ended June 30, 2016, to expense of $7.2 million for the six months ended June 30, 2017. This period-to-period change was primarily attributable to the $34.7 million change in the fair value adjustment related to our derivative and warrant liability and an increase in net interest expense and other items of $0.3 million. These changes were partially offset by the non-recurrence in 2017 of a non-cash loss on extinguishment of debt of $4.7 million recognized during the six months ended June 30, 2016 related to the payment of the term note previously issued to Deerfield.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2017, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering. As of June 30, 2017, we had cash and cash equivalents of $12.4 million, restricted cash of $1.1 million, marketable securities of $41.1 million and long-term investments of $11.2 million. We completed the initial closing of our initial public offering in April 2015, with a subsequent closing in May 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters’ exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

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

We have incurred operating losses since our inception and, as of June 30, 2017, had an accumulated deficit of $144.2 million. We anticipate that we will continue to incur operating losses for at least the next several years. We expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Convertible Debt

As of June 30, 2017, we had $96.3 million of convertible notes outstanding, consisting of a secured convertible note with Deerfield in the principal amount of $10.0 million, or the Deerfield Note, and $86.3 million principal amount of 5.50% senior convertible notes due 2021, or the 2021 Notes.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Period-to
	2017	2016	Period Change
Net cash used in operating activities	$(15,994)	$(12,139)	$(3,855)
Net cash provided by (used in) investing activities	11,741	(55,201)	66,942
Net cash (used in) provided by financing activities	(123)	63,632	(63,755)
Net decrease in cash, cash equivalents and restricted cash	$(4,376)	$(3,708)	$(668)

Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities of $16.0 million consisted of a net loss of $22.8 million primarily attributable to our spending on research and development programs and $2.4 million in changes in working capital, partially offset by $9.2 million in adjustments for non-cash items. The changes in working capital consisted of $2.3 million related to accounts payable and accrued expenses and $0.2 million related to prepaid expense and other assets, partially offset by $0.1 million related to other liabilities. The adjustments for non-cash items primarily consisted of a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $3.7 million, stock-based compensation expense of $2.3 million, non-cash interest expense of $2.2 million, amortization of debt issuance costs and debt discount of $0.8 million, loss on sublease of $0.1 million and $0.1 million related to depreciation and amortization.

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

Investing Activities

For the six months ended June 30, 2017, net cash provided by investing activities was $11.7 million, which was primarily attributable to maturities of marketable securities of $32.8 million, partially offset by purchases of marketable securities and long-term investments of $20.9 million and purchases of property and equipment of $0.2 million.

For the six months ended June 30, 2016, net cash used in investing activities of $55.2 million consisted of purchases of marketable securities and long-term investments of $65.6 million and purchases of property and equipment of $0.2 million; partially offset by maturity of marketable securities of $10.6 million during the period.

Financing Activities

For the six months ended June 30, 2017, net cash used in financing activities was $123,000. Net cash consisted of a repayment of $77,000 of obligations under capital lease arrangements and payment of $50,000 of deferred offering costs; these payments were partially offset by proceeds from exercise of common stock warrants of $4,000.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In December 2016, a class action suit was filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff did not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby.

In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff subsequently filed a motion to remand the case to the Iowa District Court, and that motion was granted. The suit is still in a preliminary stage and has not yet been set for trial. Accordingly, we are unable to predict the timing or outcome of this litigation as of the date of this report.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. As of the date of this report we are unable to predict whether the pending litigation described above could have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

You should carefully consider all the risk factors and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Financial Position and Capital Needs

Considering our receipt of a CRL from the FDA regarding our NDA for Apadaz, the U.S. regulatory pathway for Apadaz and our other prodrugs is uncertain, and we may never obtain regulatory approval in the United States.

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

We have incurred operating losses since our inception and, as of June 30, 2017, had an accumulated deficit of $144.2 million. Our loss from operations for the three and six months ended June 30, 2017 and 2016, were $8.2 and $9.3 million and $15.6 and $16.2 million, respectively. We have financed our operations to date with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt and $59.9 million in aggregate net proceeds from our initial public offering.

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

We are very early in our development efforts and only a limited number of our product candidates have entered clinical development. All our other active product candidates are still in preclinical development. If we are unable to commercialize our product candidates, or experience significant delays in doing so, our business will be harmed.

We are very early in our development efforts and only a limited number of our product candidates have entered clinical development. All of our other active product candidates are still in preclinical development. We have not completed the development of any product candidates, we generate no revenue from the sale of any prodrugs and we may never be able to develop a marketable prodrug product. We have invested substantially all our efforts and financial resources in the development of our LAT platform technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from our product candidates will depend heavily on their successful development and eventual commercialization. The success of our product candidates will depend on several factors, including:

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

FDA approval is required to make claims that a product has an abuse-deterrent effect. In January 2013, the FDA published draft guidance regarding the evaluation and labeling of abuse-deterrent opioids. This guidance was published in final form in April 2015. The FDA guidance provides direction as to the studies and data required for obtaining abuse-deterrent claims in a product label. The guidance describes four categories of label claims for abuse-deterrent products. Depending on product and study data, a combination of categories can be included in the label claims. The FDA guidance lists the following theoretical examples:

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

Further, the FDA is not required to follow its guidance and could change this guidance, which could require us to conduct additional trials. If the FDA does not approve abuse-deterrent labeling, we will not be able to promote such products based on their abuse-deterrent features and may not be able to differentiate such products from other comparable products.

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

If the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, or if we cannot demonstrate bioequivalence or comparable bioavailability of our product candidates to approved products, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. Moreover, even if the FDA does allow us to pursue the 505(b)(2) NDA pathway, depending on the product candidate, we may still need to conduct additional clinical trials, including clinical trials to assess product safety or efficacy. For instance, we currently plan on relying on the 505(b)(2) pathway for any NDA we submit for KP415 or KP484 and KP201/IR. However, we do not anticipate that the 505(b)(2) pathway will be available for every product candidate. For instance, it is possible we will only be permitted to utilize the 505(b)(2) NDA pathway for either KP415 or KP484, but not both. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with our product candidates, would likely substantially increase.

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

In addition, notwithstanding the approval of several products by the FDA under 505(b)(2) over the last few years, pharmaceutical companies and others have objected to the FDA’s interpretation of 505(b)(2). If the FDA’s interpretation of 505(b)(2) is successfully challenged, the FDA may change its policies and practices with respect to 505(b)(2) regulatory approvals, which could delay or even prevent the FDA from approving any NDA that we submit under 505(b)(2).

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

Regarding any NDA that we may submit under the 505(b)(2) NDA pathway, if there are patents that claim the approved drug contained in our product candidates and referenced in our 505(b)(2) NDA, we must certify to the FDA and notify the patent holder that any patents listed for the approved drug in the FDA’s Orange Book publication are invalid, unenforceable or will not be infringed by the manufacture, use or sale of our prodrug. If a patent infringement lawsuit is filed against us within 45 days of its receipt of notice of our certification, the FDA is automatically prevented from approving our 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a court decision in the infringement case that is favorable to us, or such shorter or longer period as may be ordered by a court. Such actions are routinely filed by patent owners. Accordingly, we may invest considerable time and expense in the development of our product candidates only to be subject to significant delay and patent litigation before our product candidates may be commercialized. We may not be successful in defending any patent infringement claim. Even if we are found not to infringe, or a plaintiff’s patent claims are found invalid or unenforceable, defending any such infringement claim would be expensive and time-consuming, and would delay launch of our product candidates and distract management from their normal responsibilities.

We anticipate that most of our product candidates, if approved by the FDA, may be subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of these product candidates.

The FDA has indicated that some opioid drugs formulated with the active ingredients hydrocodone, fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone and others will be required to have a REMS to ensure that the benefits of the drugs continue to outweigh the risks. The FDA has already approved a REMS for ER, and long-acting opioids as part of a federal initiative to address inappropriate prescribing and prescription drug abuse and misuse, which the FDA continually updates. The Commissioner of the FDA recently announced his intention to expand the REMS program to include IR opioids in the near future. The REMS plan introduces new safety measures designed to reduce risks and improve the safe use of ER and long-acting opioids, while ensuring access to needed medications for patients in pain. The ER and long-acting opioid REMS affects more than 25 companies that manufacture these opioid analgesics. Under the new REMS, companies are required to make education programs available to prescribers. It is expected that companies will meet this obligation by taking specific steps to ensure that health care providers are aware of the availability of the training and by providing educational grants to continuing education providers, who will develop and deliver the training. The REMS also requires companies to make available FDA-approved patient education materials on the safe use of these drugs. The companies must perform periodic assessments of the implementation of the REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program. Independent audits must also be conducted of the educational efforts.

We anticipate that most of our product candidates, if approved by the FDA, are likely to be subject to a REMS requirement. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to a REMS requirement, which could increase the costs to us and reduce the commercial benefits to us from the sale of these product candidates.

Our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize our product candidates, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Most of our product candidates, including KP415, KP484, KP201/IR (APAP-free), KP511/ER, KP511/IR, KP606/IR, KP746 and KP303, if approved, will be regulated as "controlled substances" as defined in the Controlled Substances Act, or the CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. If we are not successful at enrolling subjects in one clinical trial, it may affect when we are able to initiate our next clinical trial, which could result in significant delays in our efforts to pursue regulatory approval of and commercialize our product candidates. In addition, some of our competitors have ongoing clinical trials to treat the same indications as our product candidates, and subjects who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. Subject enrollment is affected by other factors including:

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

We contract with third parties for the manufacture of our product candidates that utilize KP415, KP484, KP201 and KP511 as the API used in our clinical trials and with a sole source supplier for the manufacture of bulk quantities of KP415, KP484, KP201 and KP511 used in product candidates that utilize these moieties as the API and we expect to continue to do so. This reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of KP415, KP484, KP201 or KP511, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We procure the bulk drug substances for KP415, KP484, KP201 and KP511 from sole-source, third-party manufacturers and the product candidates that utilize these moieties as the API used in our clinical trials from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our other product candidates, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of KP415, KP484, KP201, KP511, other bulk drug substances or our product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for KP415, KP484, KP201 or KP511 bulk drug substance. If our current contract manufacturer for KP415, KP484, KP201 or KP511 bulk drug substance cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

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

Under our asset purchase agreement with Shire, we granted Shire a right of first refusal to acquire, license or commercialize KP415 and KP484. The right of first refusal may be exercised by Shire for a period of 30 business days following Shire’s receipt of written notice from us of the existence of a bona fide offer from a third party to acquire, license or commercialize KP415 and KP484.

We are also party to a termination agreement with MonoSol that may limit the value of any sale, license or commercialization of KP415 or KP484. Under this termination agreement, MonoSol has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415 or KP484, and any product candidates arising therefrom, including royalty payments on any license of KP415 or KP484, the sale of KP415 or KP484 to a third party or the commercialization of KP415 or KP484.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have solicited and applied for trademarks for Apadaz and LAT. For all other product candidates, we have not yet solicited trademarks and have not yet begun the process of applying to register trademarks. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

We cannot be certain that the patent or trademark offices of countries outside the United States will not implement new rules that increase costs for drafting, filing, prosecuting and maintaining patents, trademarks and patent and trademark applications or that any such new rules will not restrict our ability to file for patent protection. For example, we may elect not to seek patent protection in some jurisdictions or for some inventions to save costs. We may be forced to abandon or return the rights to specific patents due to a lack of financial resources.

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

If approved, KP415 and KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Johnson & Johnson's Concerta, Novartis AG's Ritalin, Ritalin LA, Focalin and Focalin XR, UCB S.A.'s Metadate CD, and Noven Pharmaceuticals' Daytrana, in addition to multiple other branded and generic methylphenidate products marketed by companies including Allergan plc and Mallinckrodt plc. In addition, if approved, KP415 and KP484 will face potential competition from any abuse-deterrent or other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

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

The FDA provides periods of regulatory exclusivity following their approval of an NDA, which provide the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug. Five-year exclusivity precludes approval of 505(b)(2) applications or ANDAs by delaying the submission or approval of the application, while three-year exclusivity precludes the approval of the application. We intend to seek new chemical entity, or NCE, status for any of our prodrug product candidates as appropriate. Five years of exclusivity are available to NCEs following the approval of an NDA by the FDA. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. If a product is not eligible for the NCE exclusivity, it may be eligible for three years of exclusivity. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence trials, were essential to the approval of the application and were conducted or sponsored by the applicant.

There is a risk that the FDA may disagree with any claim that we may make that any of our prodrug product candidates are NCEs and therefore entitled to five-year exclusivity. The FDA may also take the view that the studies that we are conducting are not clinical trials, other than bioavailability and bioequivalence studies, that are essential to approval and therefore do not support three-year exclusivity. Further, to the extent that the basis for exclusivity is not clear, the FDA may determine to defer a decision until it receives an application which necessitates a decision.

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

Since its enactment, there have been judicial and congressional challenges to numerous provisions of the ACA, and we expect there will be additional challenges and amendments in the future. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May, 2017, which would repeal and replace certain aspects of the ACA if ultimately enacted.  More recently, the Senate Republicans introduced and then updated an ACA replacement bill known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. Congress will likely consider other legislation to replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from $2.90 to $26.15 through August 9, 2017. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies' stock. For instance, in December 2016, we received notice of a class action suit filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby. In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff subsequently filed a motion to remand the case to the Iowa District Court, and that motion was granted. The suit is still in a preliminary stage and has not yet been set for trial. As such, we are unable to predict the timing or outcome of this litigation as of the date of this report. Such litigation could cause us to incur substantial costs and divert management's attention and resources from our business. Further, companies listed on The NASDAQ Global Market, and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

In December 2016, we received notice of a class action suit filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby. In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff subsequently filed a motion to remand the case to the Iowa District Court, and that motion was granted. The suit is still in a preliminary stage and has not yet been set for trial. We cannot predict the timing or outcome of this litigation and irrespective of its outcome, this litigation may cause us to incur substantial costs in related legal fees and divert management's attention and resources from our business.

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

According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 1,750,954 shares of our common stock, assuming a conversion date of June 30, 2017. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of June 30, 2017.

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

As of June 30, 2017, we had $96.3 million of convertible notes outstanding, consisting of the $10 million Deerfield Note and $86.3 million of 2021 Notes.

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

The accounting method for the Deerfield Warrant and 2021 Notes could have a material effect on our reported financial results.

The Deerfield Warrant and 2021 Notes contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations. Additionally, certain features of the 2021 Notes may result in the yield on the 2021 Notes not being deductible by us for tax purposes.

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

In addition, the provisions of our termination agreement with MonoSol and our agreements with Deerfield and the holders of our 2021 Notes may discourage, delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then MonoSol will be entitled to a percentage in the low teens of the price being paid to us and our stockholders in such transaction which is attributable to the value of KP415 or KP484. Pursuant to the Deerfield facility, we may not enter into any major transaction without the prior approval of Deerfield, including a merger, asset sale or change of control transaction, and, pursuant to the Deerfield Note, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, of the Deerfield Note immediately prior to consummation of such event. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. Furthermore, the indenture governing the 2021 Notes requires us to repurchase the 2021 Notes for cash if we undergo certain fundamental changes. A takeover of us may trigger the requirement that we repurchase the 2021 Notes, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

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

As of June 30, 2017, we had federal net operating loss carryforwards of approximately $118.3 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of our initial public offering, the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

Recent Sales of Unregistered Securities

Between April 1, 2017 and June 30, 2017, we issued an aggregate of 698 shares of our common stock pursuant to the exercise of outstanding warrants for an aggregate cash purchase price of $4,083.30.

The offers, sales and issuances of the securities described above were exempt from registration under Section 4(a)(2) of the Securities Act. We believe that the recipients of these shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. We also believe that such recipients were accredited investors as defined in Rule 501 promulgated under the Securities Act.

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

The net offering proceeds to us were $59.9 million, after deducting underwriting discounts and commissions totaling $4.5 million. In addition, offering expenses totaled $2.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated April 15, 2015, and filed with the SEC on April 16, 2015, pursuant to Rule 424(b) of the Securities Act. Through June 30, 2017, $52.4 million of the net proceeds had been used to fund the development of Apadaz and our other product candidates and for working capital and other general corporate purposes.

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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: August 10, 2017	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2017	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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