Form 10-Q
period 2017-09-30
KEMPHARM, INC
filed 2017-11-09
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Total shares of common stock outstanding as of November 8, 2017: 14,657,430

INDEX

KEMPHARM, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	As of September 30,	As of December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,829	$16,762
Restricted cash	1,100	1,100
Marketable securities	37,412	51,003
Trade date receivables	2,503	5,003
Prepaid expenses and other current assets	1,354	489
Total current assets	50,198	74,357
Property and equipment, net	2,086	1,970
Long-term investments	6,717	8,200
Other long-term assets	313	360
Total assets	$59,314	$84,887

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$6,355	$6,444
Current portion of capital lease obligation	180	157
Other current liabilities	112	41
Total current liabilities	6,647	6,642
Convertible notes, net	92,341	91,170
Derivative and warrant liability	6,999	4,618
Other long-term liabilities	1,427	1,153
Total liabilities	107,414	103,583

Commitments and contingencies (Note D)

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 14,657,430 shares issued and outstanding as of September 30, 2017 (unaudited); 14,646,982 shares issued and outstanding as of December 31, 2016	1	1
Additional paid-in capital	106,059	102,643
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2017 (unaudited) and December 31, 2016	—	—
Accumulated deficit	(154,160)	(121,340)
Total stockholders' deficit	(48,100)	(18,696)
Total liabilities and stockholders' deficit	$59,314	$84,887

See Accompanying Notes to Unaudited Condensed Financial Statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	6,293	4,287	15,057	12,509
General and administrative	3,319	3,104	10,159	11,127
Severance expense	—	3,010	—	3,010
Total operating expenses	9,612	10,401	25,216	26,646
Loss from operations	(9,612)	(10,401)	(25,216)	(26,646)
Other (expense) income:
Loss on extinguishment of debt	—	—	—	(4,740)
Interest expense related to amortization of debt issuance costs and discount	(391)	(390)	(1,171)	(1,225)
Interest expense on principal	(1,448)	(1,441)	(4,332)	(4,066)
Fair value adjustment	1,312	(1,299)	(2,381)	29,742
Interest and other income, net	154	98	268	344
Total other (expense) income	(373)	(3,032)	(7,616)	20,055
Loss before income taxes	(9,985)	(13,433)	(32,832)	(6,591)
Income tax benefit	4	19	12	11
Net loss	$(9,981)	$(13,414)	$(32,820)	$(6,580)

Net loss per share:
Basic and diluted	$(0.68)	$(0.92)	$(2.24)	$(0.45)

Weighted average number of shares of common stock outstanding:
Basic and diluted	14,657,430	14,646,982	14,651,371	14,580,289

See Accompanying Notes to Unaudited Condensed Financial Statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(32,820)	$(6,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	4,740
Write-off of deferred offering costs	—	445
Stock-based compensation expense	3,412	5,558
Non-cash interest expense	1,036	1,608
Amortization of debt issuance costs and debt discount	1,171	1,225
Depreciation and amortization expense	251	97
Fair value adjustment	2,381	(29,742)
Loss on sublease	102	—
Change in assets and liabilities:
Prepaid expenses and other assets	(723)	1,799
Accounts payable and accrued expenses	(1,075)	384
Other liabilities	101	54
Net cash used in operating activities	(26,164)	(20,412)

Cash flows from investing activities:
Purchases of property and equipment	(178)	(554)
Purchases of marketable securities and long-term investments	(21,345)	(74,839)
Maturities of marketable securities	38,919	23,807
Net cash provided by (used in) investing activities	17,396	(51,586)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discounts and commissions	—	82,800
Repayment of term notes and related accrued interest	—	(18,621)
Payment of principal on convertible notes arising from capitalized interest	—	(1,931)
Payment of deferred offering costs	(50)	(40)
Payment of debt and stock issuance costs	—	(673)
Repayment of obligations under capital lease	(119)	(50)
Proceeds from exercise of common stock options and warrants	4	141
Net cash (used in) provided by financing activities	(165)	61,626
Net decrease in cash, cash equivalents and restricted cash	(8,933)	(10,372)
Cash, cash equivalents and restricted cash, beginning of period	17,862	32,318
Cash, cash equivalents and restricted cash, end of period	$8,929	$21,946

Supplemental cash flow information:
Cash paid for interest	$5,472	$2,458
Transfer of warrants to equity upon exercise	—	755
Property and equipment included in accounts payable and accrued expenses	—	321
Trade date receivables	2,503	—
Deferred offering costs included in accounts payable and accrued expenses	60	320
Property and equipment financed under a lease agreement	284	596

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

The Company has experienced recurring losses from operations and negative operating cash flows due to its ongoing research and development of its potential product candidates. The Company also has an accumulated deficit at  September 30, 2017. Various internal and external factors will affect whether and when the candidates become approved drugs and how significant their market share will be. The length of time and cost of developing and commercializing these candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and nine months ended  September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

Reclassifications

During the second quarter of 2017, the Company early adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which addresses the treatment of restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 reduced the Company’s net cash used in investing activities and net decrease in cash and cash equivalents on the condensed statements of cash flows by $1.1 million for the nine months ended  September 30, 2016, as compared to the net cash used in investing activities and net decrease in cash and cash equivalents on the condensed statements of cash flows if the Company had not early adopted ASU 2016-18. This reclassification had no effect on the condensed balance sheets or statements of operations.

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

The Company is not obligated to make any sales of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement in accordance with its terms. As of  September 30, 2017, the Company has made no sales of its common stock pursuant to the terms of the ATM Agreement and had deferred offering costs related to the offering contemplated by the ATM Agreement recorded within prepaid and other current assets and other long-term assets in the amount of $0.2 million.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall – Recognition and Measurement of Financial Assets and Liabilities (Topic 825-10) (“ASU 2016-01”), which provides several updates related to Topic 825-10. This update applies to all entities that hold financial assets or owe financial liabilities. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not currently expect ASU 2016-01 to have a material effect on its financial statements and disclosures upon adoption.

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

In  August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update applies to all entities that are required to present a statement of cash flows under Topic 230. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not currently expect ASU 2016-15 to have a material effect on its financial statements and disclosures upon adoption.

In  May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This update applies to any entity that changes the terms or conditions of a stock-based payment award. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not currently expect ASU 2017-09 to have a material effect on its financial statements and disclosures upon adoption.

In  July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"), which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its financial statements and disclosures.

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

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. As of  September 30, 2017, the Company had unused letters of credit totaling $0.4 million. The line of credit has a maturity date of January 31, 2018. As of  September 30, 2017, the Company had no outstanding balance under the line of credit. The Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the borrowing capacity under the line of credit, held by the same bank institution. The money market account is reported as restricted cash on the condensed balance sheet. The line of credit contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the 1-month London Interbank Offered Rate, or LIBOR, plus 2.00% per annum. The interest rate is updated at the beginning of each month for rate changes that occurred during the previous month. The interest rate under the Line of Credit Agreement was 3.24% as of  September 30, 2017.

D.          Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of  September 30, 2017 and December 31, 2016, no accruals have been made related to commitments and contingencies.

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

E.          Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of  September 30, 2017, the Company had 10,000,000 shares of authorized and undesignated preferred stock, and did not have any preferred stock outstanding.

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

F.          Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 14,657,430 and 14,646,982 shares of common stock were issued and outstanding at  September 30, 2017 and December 31, 2016, respectively.

At  September 30, 2017 and December 31, 2016, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2017	December 31, 2016
Conversion of Deerfield Convertible Notes	1,751,410	1,751,296
Conversion of 2021 Notes	5,040,914	5,040,914
Outstanding awards under equity incentive plans	2,872,769	1,990,260
Outstanding common stock warrants	2,027,763	2,087,477
Possible future issuances under equity incentive plans	926,175	1,244,671
Total common shares reserved for future issuance	12,619,031	12,114,618

Common Stock Activity

The following table summarizes common stock activity for the nine months ended  September 30, 2017:

Shares of Common Stock
Balance at December 31, 2016	14,646,982
Common stock warrants exercised	698
Common stock options exercised	9,750
Balance at September 30, 2017	14,657,430

The Company calculates the fair value of common stock warrants using a Monte Carlo simulation. There were warrants exercised for an aggregate of 698 and 141,095 shares of common stock during the nine months ended  September 30, 2017 and 2016, respectively. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded within other (expense) income in the condensed statements of operations.

G.          Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board, and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 3,432,183 as of  September 30, 2017. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined, by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2017, the common stock reserved for issuance under the 2014 Plan automatically increased by 585,879 shares.

During the three and nine months ended  September 30, 2017 and 2016, stock options were exercised for a total of 9,750 and 14,933 shares of common stock, respectively.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$336	$304	$967	$759
General and administrative	822	1,065	2,445	2,889
Severance expense	—	1,910	—	1,910
Total	1,158	$3,279	3,412	$5,558

There was no stock-based compensation expense related to performance-based awards recognized during the three or nine months ended  September 30, 2017. There was no stock-based compensation expense related to performance-based incentive awards recognized during the three months ended  September 30, 2016. During the nine months ended  September 30, 2016, the Company recognized $29,000 of stock-based compensation expense related to performance-based awards included in research and development expenses in connection with the vesting of stock options exercisable for an aggregate of 13,333 shares of common stock as a result of the acceptance of the new drug application for Apadaz™, the Company's product candidate which consists of KP201, its prodrug of hydrocodone and acetaminophen, for priority review in February 2016.

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

The fair value of the Deerfield Convertible Notes was $10.6 million and $10.2 million, respectively, at  September 30, 2017 and December 31, 2016. The fair value of the 2021 Notes was $50.3 million and $46.3 million, respectively, at  September 30, 2017 and December 31, 2016. Both the Deerfield Convertible Notes and the 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Notes and 2021 Notes at  September 30, 2017 and December 31, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgements to be made. The following table summarizes the conclusions reached regarding fair value measurements as of  September 30, 2017 and December 31, 2016 (in thousands):

	Balance at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	4,481	—	—	4,481
Embedded Warrant Put Option	480	—	—	480
Fundamental change and make-whole interest provisions embedded in 2021 Notes	9	—	—	9
Embedded Deerfield Note Put Option	2,029			2,029
Total liabilities	$6,999	$—	$—	$6,999
Trading securities:
Certificates of deposit	7,581	7,581	—	—
U.S. Treasury securities	31,043	31,043	—	—
U.S. government-sponsored agency securities	5,505	—	5,505	—
Total assets	$44,129	$38,624	$5,505	$—

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underwriter Warrant liability	$16	$—	$—	$16
Deerfield Warrant liability	4,231	—	—	4,231
Embedded Warrant Put Option	365	—	—	365
Fundamental change and make-whole interest provisions embedded in 2021 Notes	6	—	—	6
Total liabilities	$4,618	$—	$—	$4,618
Trading securities:
Certificates of deposit	7,788	7,788	—	—
U.S. Treasury securities	37,066	37,066	—	—
U.S. government-sponsored agency securities	14,349	—	14,349	—
Total assets	$59,203	$44,854	$14,349	$—

The Company’s Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of  September 30, 2017 and December 31, 2016, the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reported on the condensed balance sheet in derivative and warrant liability, while the trading securities are reported on the condensed balance sheet in marketable securities and long-term investments. As of  September 30, 2017, the embedded Deerfield Note Put Option is reported on the condensed balance sheet in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, and the fundamental change and make-whole interest provisions embedded in the 2021 Notes at  September 30, 2017 and December 31, 2016. The Company also used a Monte Carlo simulation to value the embedded Deerfield Note Put Option at  September 30, 2017. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reflected in the condensed statements of operations as a fair value adjustment.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$8,311	$6,043	$4,618	$37,839
Exercise of warrants	—	—	—	(755)
Adjustment to fair value	(1,312)	1,299	2,381	(29,742)
Balance at end of period	$6,999	$7,342	$6,999	$7,342

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

Diluted net loss per share was the same as basic net loss per share for the three and nine month periods ended  September 30, 2017 and 2016 because the effects of potentially dilutive items were anti-dilutive given the Company's net loss for the three and nine month periods ended  September 30, 2017 and 2016.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2017	2016
Warrants to purchase common stock	2,027,763	2,087,477
Awards under equity incentive plans	2,872,769	2,222,628
Deerfield Convertible Notes	1,751,410	1,751,296
2021 Notes	5,040,914	5,040,914
Total	11,692,856	11,102,315

J.          Severance Expense

On  September 15, 2016, the Company announced its intention to defer its commercial operations and realign its financial resources and operational priorities towards its product development pipeline. The activities related to the deferral and realignment were completed during the year ended  December 31, 2016. As part of these activities, the Company reduced its workforce by three employees. Personnel and other related charges of approximately $1.1 million and stock compensation expense of approximately $1.9 million related to the acceleration of vesting on certain stock options, related to the workforce reduction, were presented as severance expense in the statements of operations for the year ended December 31, 2016. As of  September 30, 2017, the Company had no accrued severance expense recorded within accounts payable and accrued expenses.

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

Overview

We are a clinical-stage specialty pharmaceutical company engaged in the discovery and development of proprietary prodrugs that we believe will be improved versions of widely prescribed, approved drugs. We employ our Ligand Activated Therapy, or LAT, platform technology to create our prodrugs. We are building a pipeline of prodrug product candidates that target large market opportunities in pain, attention deficit hyperactivity disorder, or ADHD, and central nervous system, or CNS, disorders. Our lead product candidates include KP415 and KP484, our extended release, or ER, methylphenidate product candidates for the treatment of ADHD. In addition, we are advancing Apadaz, an immediate-release, abuse-deterrent hydrocodone/acetaminophen combination product candidate, and KP201/IR, an acetaminophen-free formulation of our immediate-release, abuse-deterrent hydrocodone product candidate, KP201. We own worldwide commercial rights for all of our product candidates, except that Shire Pharmaceuticals, LLC, or Shire, has a right of first refusal to acquire, license or commercialize KP415 and KP484.

We previously submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for our product candidate Apadaz, which consists of KP201, our prodrug of hydrocodone, and APAP. In June 2016, the FDA issued a complete response letter, or CRL, for our Apadaz NDA. Generally, the FDA issues CRLs to indicate that the FDA considers the review cycle for an application complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrence studies of Apadaz. In August 2016, we completed our end-of-review meeting with the FDA. At the end-of-review meeting, we discussed with the FDA the issues identified by the FDA in the Apadaz NDA and what we believe is the potential to achieve a path forward for an Apadaz product label that could include abuse deterrence claims. The meeting also involved discussions pertaining to abuse deterrence in relation to the broader IR prescription opioid market, hydrocodone-APAP combination products, and published industry guidance from the FDA concerning the evaluation and labeling of abuse deterrent opioids. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a Formal Dispute Resolution Request, or FDRR, to the FDA. In September 2017, we announced completion of the FDRR process with the FDA for Apadaz. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for Apadaz. The FDA has notified us with the determination that the NDA application for Apadaz is complete and has assigned February 23, 2018, as the expected date by which an action will be taken.

We are a development stage company and have not generated any revenue. We have incurred operating losses since our inception and, as of September 30, 2017, had an accumulated deficit of $154.2 million. Our loss from operations for the three and nine months ended September 30, 2017 and 2016, were $9.6 million and $10.4 million and $25.2 million and $26.6 million, respectively.

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

Our Prodrug Product Candidates

We have employed our LAT platform technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely prescribed drugs. In September 2017, we announced completion of the FDRR process with the FDA for Apadaz. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for Apadaz. The FDA has notified us with the determination that the NDA application for Apadaz is complete and has assigned February 23, 2018, as the expected date by which an action will be taken.

Our pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (ER)	KP415	Clinical	NDA Submission - 2018 Pivotal Efficacy Trial Data - 2018
Methylphenidate (ER)	KP484	Clinical	NDA Submission - 2019 Pivotal Efficacy Trial Data - 2019
Pain
Hydrocodone/APAP	Apadaz	NDA Resubmitted	PDUFA Date - February 23, 2018
Hydrocodone	KP201/IR	Clinical	NDA Submission with Expected Priority Review - 2018 Human POC Data - 2017
Hydromorphone	KP511/ER	Clinical	NDA Submission with Expected Priority Review - 2019 Human POC Data - 2018
Hydromorphone	KP511/IR	Clinical	NDA Submission with Expected Priority Review - 2019 Human POC Data - 2018
Oxycodone	KP606/IR	Preclinical
Oxymorphone	KP746	Preclinical
CNS
Quetiapine	KP303	Preclinical

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Period-to-
	2017	2016	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	6,293	4,287	2,006
General and administrative	3,319	3,104	215
Severance expense	—	3,010	(3,010)
Total operating expenses	9,612	10,401	(789)
Loss from operations	(9,612)	(10,401)	789
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(391)	(390)	(1)
Interest expense on debt principal	(1,448)	(1,441)	(7)
Fair value adjustment	1,312	(1,299)	2,611
Interest and other income, net	154	98	56
Total other (expense) income	(373)	(3,032)	2,659
Loss before income taxes	(9,985)	(13,433)	3,448
Income tax benefit	4	19	(15)
Net loss	$(9,981)	$(13,414)	$3,433

Net Loss

Net loss for the three months ended September 30, 2017 was $10.0 million, a decrease of $3.4 million compared to net loss for the three months ended September 30, 2016 of $13.4 million. The decrease was primarily attributable to a period-over-period change of $2.6 million in fair value adjustment related to changes in the derivative and warrant liability for each period resulting in non-cash income of $1.3 million for the three months ended September 30, 2017 compared to non-cash loss of $1.3 million for the three months ended September 30, 2016. Also contributing to the decrease in net loss was a decrease in loss from operations of $0.8 million.

Research and Development

Research and development expenses increased by $2.0 million, from $4.3 million for the three months ended September 30, 2016, to $6.3 million for the three months ended September 30, 2017. This increase was primarily attributable to increases in net third-party research and development costs, personnel costs, including stock-based compensation, and other research and development costs related to overhead.

General and Administrative

General and administrative expenses increased by $0.2 million, from $3.1 million for the three months ended September 30, 2016, to $3.3 million for the three months ended September 30, 2017. This increase was primarily attributable to an increase in other general and administrative costs related to overhead, which were partially offset by a decrease in personnel costs, including stock-based compensation.

Severance Expense

Severance expense was recognized for the three months ended September 30, 2016 due to the deferral of commercial operations and realignment of financial resources and operational priorities during the period. Severance expense was comprised of $1.9 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination and $1.1 million of personnel and other related charges.

Other (Expense) Income

Other (expense) income changed by $2.6 million, from expense of $3.0 million for the three months ended September 30, 2016, to expense of $0.4 million for the three months ended September 30, 2017. This period-to-period change was primarily attributable to the $2.6 million change in the fair value adjustment related to our derivative and warrant liability.

Comparison of the Nine Months Ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Period-to-
	2017	2016	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	15,057	12,509	2,548
General and administrative	10,159	11,127	(968)
Severance expense	—	3,010	(3,010)
Total operating expenses	25,216	26,646	(1,430)
Loss from operations	(25,216)	(26,646)	1,430
Other (expense) income:
Loss on extinguishment of debt	—	(4,740)	4,740
Interest expense related to amortization of debt issuance costs and discount	(1,171)	(1,225)	54
Interest expense on debt principal	(4,332)	(4,066)	(266)
Fair value adjustment	(2,381)	29,742	(32,123)
Interest and other income, net	268	344	(76)
Total other (expense) income	(7,616)	20,055	(27,671)
Loss before income taxes	(32,832)	(6,591)	(26,241)
Income tax benefit	12	11	1
Net loss	$(32,820)	$(6,580)	$(26,240)

Net Loss

Net loss for the nine months ended September 30, 2017 was $32.8 million, an increase of $26.2 million compared to net loss for the nine months ended September 30, 2016 of $6.6 million. The increase was primarily attributable to a period-over-period change of $32.1 million in fair value adjustment related to changes in the derivative and warrant liability for each period resulting in non-cash expense of $2.4 million for the nine months ended September 30, 2017 compared to non-cash income of $29.7 million for the nine months ended September 30, 2016. Also contributing to the increase in net loss was an increase in net interest expense and other items of $0.2 million. These increases were partially offset by a decrease in loss from operations of $1.4 million and the non-recurrence in 2017 of a non-cash loss on extinguishment of debt of $4.7 million recognized during the nine months ended September 30, 2016 related to the payment of the term note previously issued to Deerfield Private Design Fund III, L.P., or Deerfield.

Research and Development

Research and development expenses increased by $2.6 million, from $12.5 million for the nine months ended September 30, 2016, to $15.1 million for the nine months ended September 30, 2017. This increase was primarily attributable to increases in net third-party research and development costs and personnel costs, including stock-based compensation. These increases are partially offset by decreases in other research and development costs related to overhead.

General and Administrative

General and administrative expenses decreased by $1.0 million, from $11.1 million for the nine months ended September 30, 2016, to $10.1 million for the nine months ended September 30, 2017. This decrease was primarily attributable to a decrease in personnel costs, including stock-based compensation, as well as other decreases in general and administrative costs related to overhead.

Severance Expense

Severance expense of $3.0 million was recognized for the nine months ended September 30, 2016 due to the deferral of commercial operations and realignment of financial resources and operational priorities during the period. Severance expense was comprised of $1.9 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination and $1.1 million of personnel and other related charges.

Other (Expense) Income

Other (expense) income changed by $27.6 million, from income of $20.0 million for the nine months ended September 30, 2016, to expense of $7.6 million for the nine months ended September 30, 2017. This period-to-period change was primarily attributable to the $32.1 million change in the fair value adjustment related to our derivative and warrant liability and an increase in net interest expense and other items of $0.2 million. These changes were partially offset by the non-recurrence in 2017 of a non-cash loss on extinguishment of debt of $4.7 million recognized during the nine months ended September 30, 2016 related to the payment of the term note previously issued to Deerfield.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2017, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering. As of September 30, 2017, we had cash and cash equivalents of $7.8 million, restricted cash of $1.1 million, marketable securities of $37.4 million, trade date receivables of $2.5 million and long-term investments of $6.7 million. We completed the initial closing of our initial public offering in April 2015, with a subsequent closing in May 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters’ exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

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

We have incurred operating losses since our inception and, as of September 30, 2017, had an accumulated deficit of $154.2 million. We anticipate that we will continue to incur operating losses for at least the next several years. We expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Convertible Debt

As of September 30, 2017, we had $96.3 million of convertible notes outstanding, consisting of a secured convertible note with Deerfield in the principal amount of $10.0 million, or the Deerfield Note, and $86.3 million principal amount of 5.50% senior convertible notes due 2021, or the 2021 Notes.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Period-to
	2017	2016	Period Change
Net cash used in operating activities	$(26,164)	$(20,412)	$(5,752)
Net cash provided by (used in) investing activities	17,396	(51,586)	68,982
Net cash (used in) provided by financing activities	(165)	61,626	(61,791)
Net decrease in cash, cash equivalents and restricted cash	$(8,933)	$(10,372)	$1,439

Operating Activities

For the nine months ended September 30, 2017, net cash used in operating activities of $26.2 million consisted of a net loss of $32.8 million primarily attributable to our spending on research and development programs and $1.7 million in changes in working capital, partially offset by $8.3 million in adjustments for non-cash items. The changes in working capital consisted of $1.1 million related to a reduction in accounts payable and accrued expenses and $0.7 million related to a reduction in prepaid expense and other assets, partially offset by $0.1 million related to other liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $3.4 million, a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $2.4 million, amortization of debt issuance costs and debt discount of $1.2 million, non-cash interest expense of $1.0 million, $0.2 million related to depreciation and amortization and loss on sublease of $0.1 million.

For the nine months ended September 30, 2016, net cash used in operating activities of $20.4 million consisted of net loss of $6.6 million and $16.0 million in adjustments for non-cash items, which primarily consisted of changes in fair value of our derivative and warrant liabilities of $29.7 million, partially offset by a loss on extinguishment of debt of $4.7 million primarily comprised of the write-off of debt issuance costs and debt discount and a make-whole interest payment related to the repayment of the term note issued under the Deerfield facility, stock-based compensation expense of $5.6 million, non-cash interest expense of $1.6 million, amortization of debt issuance costs and debt discount of $1.2 million, a $0.5 million write-off of deferred offering costs and depreciation and amortization of $0.1 million. These uses of cash in operating activities were partially offset by $2.2 million provided by changes in working capital, which includes the impact of the refund of the $2.4 million user fee for our initial Apadaz NDA.

Investing Activities

For the nine months ended September 30, 2017, net cash provided by investing activities was $17.4 million, which was primarily attributable to maturities of marketable securities of $38.9 million, partially offset by purchases of marketable securities and long-term investments of $21.3 million and purchases of property and equipment of $0.2 million.

For the nine months ended September 30, 2016, net cash used in investing activities of $51.6 million consisted of purchases of marketable securities and long-term investments of $74.8 million and purchases of property and equipment of $0.6 million; partially offset by maturity of marketable securities of $23.8 million during the period.

Financing Activities

For the nine months ended September 30, 2017, net cash used in financing activities was $165,000. Net cash consisted of a repayment of $119,000 of obligations under capital lease arrangements and payment of $50,000 of deferred offering costs; these payments were partially offset by proceeds from exercise of common stock warrants of $4,000.

For the nine months ended September 30, 2016, net cash provided by financing activities was $61.6 million. Net cash consisted of (i) $82.8 million in proceeds, net of discounts and commissions, from the issuance of the 2021 Notes, of which we used approximately $18.6 million to repay in full the $15.0 million principal amount, accrued but unpaid interest, a make whole interest payment and a prepayment premium all related to the term note issued under the Deerfield facility and (ii) $0.1 million in proceeds from the exercise of common stock options and warrants; partially offset by payment of $1.9 million of principal on the Deerfield Note, related to capitalized interest that was added to principal, payment of debt issuance costs of $0.7 million and payment of $0.1 million of deferred offering costs and obligations under a capital lease.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. In September 2017, we announced completion of the FDRR process with the FDA for Apadaz. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for Apadaz. The FDA has notified us with the determination that the NDA application for Apadaz is complete and has assigned February 23, 2018, as the expected date by which an action will be taken.

We cannot predict if the FDA will raise similar or new concerns regarding our amended NDA for Apadaz or whether the FDA will have concerns regarding the abuse deterrent or other features of our product candidates for any future NDA we may submit. If the FDA were to raise similar concerns regarding the abuse deterrent or other features of our product candidates in the future, the FDA may not approve any such product candidates or we may not have sufficient capital resources to fully fund any new trials that the FDA may require as a condition to approval of our product candidates.

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

We have incurred operating losses since our inception and, as of September 30, 2017, had an accumulated deficit of $154.2 million. Our loss from operations for the three and nine months ended September 30, 2017 and 2016, were $9.6 and $10.4 million and $25.2 and $26.6 million, respectively. We have financed our operations to date with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt and $59.9 million in aggregate net proceeds from our initial public offering.

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

A key element of our strategy is to use our LAT platform technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates, we may not be able to develop prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. For instance, in June 2016, we received a CRL from the FDA for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. In September 2017, we announced completion of the FDRR process with the FDA for Apadaz. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for Apadaz. The FDA has notified us with the determination that the NDA application for Apadaz is complete and has assigned February 23, 2018, as the expected date by which an action will be taken. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims. If we do not successfully develop and commercialize product candidates based upon our LAT platform technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. Other than the submission of our NDA for Apadaz to the FDA, as to which the FDA issued a CRL in June 2016, and the amended NDA for Apadaz submitted after completion of the FDRR process with the FDA, we have not yet submitted comparable applications to other regulatory authorities. We cannot guarantee that the FDA will approve Apadaz or any other of our product candidates for commercial sale. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

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

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive nonclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication and manufacturing quality. Additionally, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or that any future trials will be successful. For example, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of Apadaz, but voted 18 to two against inclusion of abuse deterrent labeling for Apadaz. Additionally, in June 2016, we received a CRL from the FDA for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. In September 2017, we announced completion of the FDRR process with the FDA for Apadaz. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for Apadaz. The FDA has notified us with the determination that the NDA application for Apadaz is complete and has assigned February 23, 2018, as the expected date by which an action will be taken. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

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

There can be no assurance that any of our product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our trials do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. For instance, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 18 to two against inclusion of abuse-deterrent labeling for Apadaz. Subsequently, in June 2016, the FDA issued a CRL for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. In September 2017, we announced completion of the FDRR process with the FDA for Apadaz. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for Apadaz. The FDA has notified us with the determination that the NDA application for Apadaz is complete and has assigned February 23, 2018, as the expected date by which an action will be taken. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

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

To rely on the FDA’s previous findings of safety and effectiveness for an approved product in a 505(b)(2) NDA, the approved product must be an NDA product. For our amended Apadaz NDA, because there are no approved NDAs for hydrocodone/APAP combination products, we were required to rely on two NDAs (one containing hydrocodone and another containing APAP) to bridge previous findings of safety and efficacy from those NDAs to Apadaz. We also referenced published medical and scientific literature for hydrocodone and APAP in our amended Apadaz NDA to support the safety and effectiveness of Apadaz. If this is deemed insufficient, we may need to conduct additional clinical trials and provide additional data and information regarding the safety and effectiveness of Apadaz.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Interpretation of results from early, usually smaller, studies that suggest positive trends in some subjects, requires caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints, or lack of trial endpoints in exploratory studies, subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, in June 2016, the FDA issued a CRL for our Apadaz NDA indicating that the FDA considers the review cycle for the Apadaz NDA complete and that the application is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse deterrent studies of Apadaz. In November 2016, we elected to continue the regulatory review process for Apadaz with the submission of a FDRR to the FDA. In September 2017, we announced completion of the FDRR process with the FDA for Apadaz. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for Apadaz. The FDA has notified us with the determination that the NDA application for Apadaz is complete and has assigned February 23, 2018, as the expected date by which an action will be taken. Despite this, we cannot guarantee when, or if, we will be successful in receiving approval for an Apadaz label that includes abuse deterrent claims.

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

We may not be successful in our efforts to develop a prodrug-based product that might allow us to seek a rare pediatric disease priority review voucher.

The FDA has awarded rare pediatric disease priority review vouchers to sponsors of drug candidates to treat rare pediatric disease, if the treatment sponsors apply for this designation and meet certain criteria. Under this program, upon the approval of a qualifying NDA, for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent NDA. The priority review voucher may be sold or transferred an unlimited number of times.

We recently announced a technology licensing agreement with Genco Sciences, LLC to develop prodrug-based therapy for potential rare pediatric indications of Tourette’s Syndrome with ADHD. We cannot guarantee that we will be successful in this effort to develop such a prodrug-based therapy. Additionally, we cannot guarantee that the FDA would grant us a rare pediatric disease designation for such a prodrug-based product candidate. Even if the FDA grants us a rare pediatric disease designation for one of our prodrug-based product candidates, designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved.

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

Before we can commercialize our product candidates, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Most of our product candidates, including KP415, KP484, Apadaz, KP201/IR (APAP-free), KP511/ER, KP511/IR, KP606/IR, KP746 and KP303, if approved, will be regulated as "controlled substances" as defined in the Controlled Substances Act, or the CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

We are currently party to license agreements for technologies that we anticipate using in our product development activities. In the future, we may become party to licenses that are important for product development and commercialization. If we or our third-party licensors fail to comply with the obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, we may be forced to terminate these agreement or we may no longer effectively rely on any licenses to us under these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

We may be required to reduce the scope of our intellectual property due to third-party intellectual property claims.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours that claims priority to an application filed prior to March 16, 2013, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, changes enacted on March 16, 2013, to the U.S. patent laws under the Leahy-Smith Act resulted in the United States changing from a “first to invent” country to a “first to file” country. As a result, we may lose the ability to obtain a patent if a third party files with the USPTO first and could become involved in proceedings before the USPTO to resolve disputes related to inventorship. We may also become involved in similar proceedings in other jurisdictions.

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

If approved, Apadaz and KP201/IR (APAP-free) will compete against currently marketed, branded and generic IR hydrocodone/APAP combination products indicated for the short-term management of acute pain. Some of these currently marketed products include AbbVie's Vicodin, Allergan's Norco, Shionogi's Xodol and UCB Pharma's Lortab, in addition to multiple other branded and generic hydrocodone/APAP combination products marketed by companies including Allergan plc, Endo International plc and Mallinckrodt plc. In addition, if approved, Apadaz and KP201/IR (APAP-free) will face potential competition from any abuse-deterrent IR or hydrocodone/APAP combination or other APAP-free products for the short-term management of acute pain that are currently in or may enter into clinical development.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from $2.45 to $26.15 through November 8, 2017. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

If we fail to maintain compliance with the listing requirements of The NASDAQ Global Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50.0 million. On September 18, 2017, we received a notice from The NASDAQ Stock Market indicating we were not in compliance with NASDAQ Listing Rule 5450(b)(2)(a) for continued listing on the NASDAQ Global Market, as the market value of our listed securities was less than $50.0 million for the previous 30 consecutive business days, and , if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. We were notified that we had regained compliance with NASDAQ Listing Rule 5450(b)(2)(a) on September 29, 2017, because the market value of our listed securities was at least $50.0 million for the previous 10 consecutive business days.

Notwithstanding our ability to regain compliance with NASDAQ Listing Rule 5450(b)(2)(a) within the applicable grace period, we may fail to satisfy one or more NASDAQ Global Market requirements for continued listing of our common stock in the future. There can be no assurance that we will be successful in maintaining the listing of our common stock on the NASDAQ Global Market, or, if transferred, on the NASDAQ Capital Market. This could impair the liquidity and market price of its common stock. In addition, the delisting of our common stock from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 1,751,410 shares of our common stock, assuming a conversion date of September 30, 2017. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of September 30, 2017.

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

As of September 30, 2017, we had $96.3 million of convertible notes outstanding, consisting of the $10 million Deerfield Note and $86.3 million of 2021 Notes.

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

The accounting method for the Deerfield Warrant, Deerfield Note and 2021 Notes could have a material effect on our reported financial results.

The Deerfield Warrant, Deerfield Note and 2021 Notes contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations. Additionally, certain features of the 2021 Notes may result in the yield on the 2021 Notes not being deductible by us for tax purposes.

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

As of September 30, 2017, we had federal net operating loss carryforwards of approximately $128.8 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of our initial public offering, the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

None.

Issuer Purchases of Equity Securities

None.

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

The net offering proceeds to us were $59.9 million, after deducting underwriting discounts and commissions totaling $4.5 million. In addition, offering expenses totaled $2.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated April 15, 2015, and filed with the SEC on April 16, 2015, pursuant to Rule 424(b) of the Securities Act. Through September 30, 2017, all of the net proceeds had been used to fund the development of our product candidates and for working capital and other general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2 hereof.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: November 9, 2017	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)