Form 10-K
period 2017-12-31
KEMPHARM, INC
filed 2018-03-30
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒     Emerging growth company ☒

(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $46,538,484, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 3,022,809 shares of common stock the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 28, 2018, the registrant had 15,104,848 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

KEMPHARM, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;

●	the timing, conduct and success of our clinical studies for our product candidates;

●	our ability to obtain U.S. and foreign regulatory approval for our product candidates and the ability of our product and product candidates to meet existing or future regulatory standards;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the therapeutic benefits and effectiveness of our product and product candidates;

●	the size and characteristics of the markets that may be addressed by our product and product candidates;

●	our ability to manufacture sufficient amounts of our product candidates for clinical studies and products for commercialization activities;

●	our intention to seek to establish strategic collaborations or partnerships for the development or sale of our product and product candidates;

●	our expectations as to future financial performance, expense levels and liquidity sources;

●	the timing of commercializing our product and product candidates;

●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our product and product candidates;

●	anticipated trends and challenges in our potential markets;

●	our ability to attract and retain key personnel;

●	our expectations as to future development, acquisition, procurement, maintenance, utilization or defense of any and all intellectual property; and

●	other factors discussed elsewhere in this report.

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

NOTE REGARDING COMPANY REFERENCE

Unless the context otherwise requires, we use the terms “KemPharm,” “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K to refer to KemPharm, Inc. We have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K that are important to our business, including KemPharm, APADAZ, LAT and the KemPharm logo. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

NOTE REGARDING MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties.

Any information in this Annual Report on Form 10-K provided by Symphony Health Solutions, or SHS, is an estimate derived from the use of information under license from the following SHS service: SHS Pharmaceutical Audit Suite (PHAST), in each case, for the period January 2012 to December 2017. SHS expressly reserves all rights, including rights of copying, distribution and republication.

PART I

ITEM 1.	BUSINESS.

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our Ligand Activated Therapy, or LAT™, platform technology. We utilize our proprietary LAT platform technology to generate improved versions of U.S. Food and Drug Administration, or FDA, approved drugs in the high need areas of attention deficit hyperactivity disorder, or ADHD, pain and other central nervous system, or CNS, disorders. Our co-lead clinical development candidates are KP415 and KP484, both based on a prodrug of methylphenidate, but with differing extended-release, or ER, effect profiles for the treatment of ADHD. In addition, we have received FDA approval for APADAZ™, an immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP. We are also advancing KP201/IR, an APAP-free IR formulation of our benzhydrocodone prodrug. Both APADAZ and KP201/IR are intended for the treatment of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

Key members of our senior management, while at New River Pharmaceuticals Inc., were instrumental in the development of VYVANSE, a prodrug of amphetamine indicated for ADHD, through FDA marketing approval. New River Pharmaceuticals, Inc. was acquired by Shire plc in 2007 and Vyvanse generated over $2.2 billion in sales in 2017.

We employ our LAT platform technology to discover and develop prodrugs that are new molecules that can improve one or more of the attributes of approved drugs, such as enhanced bioavailability, extended duration of action, increased safety and reduced susceptibility to abuse. A prodrug is a precursor chemical compound of a drug that is inactive or less than fully active, which is then converted in the body to its active form through a normal metabolic process. Where possible, we seek, in part, to develop prodrugs that will be eligible for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA, otherwise known as a 505(b)(2) NDA, which allows us to rely on the FDA’s previous findings of safety and effectiveness for one or more approved products, if we demonstrate such reliance is scientifically appropriate.

We intend to advance our pipeline of product candidates for the treatment of ADHD, pain and other CNS indications, and we anticipate reporting pivotal efficacy trial data for KP415 in 2018, pivotal efficacy trial data for KP484 in 2019 and human proof-of-concept, or POC, data for KP201/IR in 2019. Further, we anticipate reporting human POC data in 2019 for KP511/ER and KP511/IR, our ER and IR formulations of KP511, our prodrug of hydromorphone. In addition, we anticipate submitting a new drug application, or NDA, to the FDA for KP415 in the first quarter of 2019, potentially followed by an NDA for each of KP484, KP201/IR, KP511/ER and KP511/IR in 2019. We plan to employ our LAT platform technology and development expertise to develop additional product candidates that address unmet medical needs in large, established markets. We believe our product candidates may be eligible for composition-of-matter patent protection and we intend to use the 505(b)(2) NDA pathway when available, which we believe may reduce drug development time, risk and expense.

As of December 31, 2017, our patent portfolio consisted of 87 granted patents and 125 pending patent applications worldwide. Within that patent portfolio, we have received granted U.S. composition-of-matter patents covering KP201, KP201-related compositions-of-matter, and prodrugs underlying two of our other product candidates.

Our Strategy

Our goal is to be a leading specialty pharmaceutical company focused on the discovery and development of novel prodrugs. Key components of our strategy include, for example:

●

Leverage our LAT platform technology to improve the attributes of widely-prescribed, approved drugs. We plan to employ our LAT platform technology to discover and develop prodrugs that can improve one or more of the attributes of approved drugs that are widely-prescribed. We intend to discover and develop prodrugs of FDA-approved drugs in multiple therapeutic areas.

●

Advance the development of our pipeline product candidates. We plan to advance the development of our co-lead product candidates, KP415 and KP484, for the treatment of ADHD. We plan to report pivotal efficacy trial data for KP415 and KP484, in 2018 and 2019, respectively, and we plan to report POC data for KP201/IR, KP511/ER and KP511/IR in 2019. In addition, we are developing KP303, our prodrug of quetiapine, for the treatment of schizophrenia and other CNS disorders, KP606, our IR formulation of our prodrug of oxycodone, for the management of moderate to severe pain where the use of an opioid analgesic is appropriate, and KP746, our prodrug of oxymorphone, for the management of moderate to severe pain where the use of an opioid analgesic is appropriate.

●

Continue to build a global intellectual property portfolio. We intend to vigorously pursue composition-of-matter patent protection for our prodrugs in markets covering a majority of the global commercial opportunity.

●	Commercialize APADAZ. We are evaluating potential U.S. commercialization options for APADAZ, including pursuing a commercial collaboration with pharmacy benefit managers who would agree to Tier 1 or equivalent reimbursement status, including the most favorable co-pay level in return for price parity with available generic products, or a partnership with a U.S.-based or global generic pharmaceutical manufacturer and distributor, or pursuing a strategic transaction. We may also license the international commercial rights to APADAZ to one or more collaborators.

Our LAT Prodrug Platform Technology

We employ our LAT platform technology to create prodrugs that are new molecules by chemically attaching one or more molecules, referred to as ligands, to an FDA-approved parent drug. We typically use ligands that have been demonstrated to be safe in toxicological studies or have been granted Generally Recognized as Safe, or GRAS, status by the FDA. When the prodrug is administered, human metabolic processes, such as those in the gastrointestinal, or GI, tract, separate the ligand from the prodrug and release the parent drug, which can then exert its therapeutic effect. We select ligands that, when combined with the parent drug, create prodrugs believed to have improved drug attributes while maintaining efficacy potentially equivalent to the parent drug.

We believe that our LAT platform technology offers the following potential benefits:

●

Improved drug properties. We seek to discover and develop prodrugs that are new molecules with potentially improved attributes over FDA-approved drugs, such as enhanced bioavailability, extended duration of action, increased safety and reduced susceptibility to abuse.

●

Composition-of-matter patent protection. Our prodrugs are new molecules and thus may be eligible for patent protection as novel compositions of matter, provided that all other applicable requirements are met. We seek patent protection not only for our prodrug product candidates, but also for related compounds with the intention of creating potential heightened barriers to market entry.

●

Eligibility for 505(b)(2) NDA pathway. Our LAT platform technology allows us to discover and develop prodrugs that may be eligible to use the 505(b)(2) NDA pathway. Under that regulatory pathway, if we are able to provide an adequate bridge between our product candidates and appropriate approved drugs, we will then be able to reference the FDA’s previous findings of safety and effectiveness of the approved drugs in our 505(b)(2) NDA submissions. This may allow us to avoid the significant time and expense of conducting large clinical trials and eliminate the need for some preclinical activities.

The Unmet Need for Addressing Early Morning Behavioral Deficits and Maintaining Consistent, Sustained Efficacy in Daily ADHD Treatment

The ADHD market is relatively well served by a number of methylphenidate and amphetamine stimulant products. However, we believe there is a significant need for longer duration products. While many of the currently marketed methylphenidate products provide good symptom control for up to 12 hours post-dose, there is increasing attention to addressing late afternoon/early evening behavioral deficits, while maintaining early symptom control.

A study published in a peer-reviewed journal characterized the frequency and severity of ADHD symptoms throughout the day in children and adolescents treated with stable doses of stimulant medications. Results of that particular study indicated that the time from awakening to arriving at school can comprise up to 20% of waking hours per day (2-3 hours), and therefore such symptoms can cause significant distress for both children and caregivers. As a result, we believe there is a need to develop a methylphenidate product that provides early-morning control of symptoms.

In addition to early onset, patients require sustained, consistent efficacy throughout the day and into the early evening hours. While currently marketed methylphenidate products offer efficacy for up to 12 hours, this duration may not be sufficient for all patients. Particularly adolescents and adults may often require longer effects as they have longer waking hours compared to younger patients. It has been reported in a peer-reviewed journal that these patients are typically using dose-augmentation strategies by taking additional doses of stimulant later in the day. We believe a single dose therapy that provides effective symptom control without requiring additional doses may have several benefits including, potentially, improved dosage compliance by regularly and consistently taking medication as indicated, reduced social embarrassment by avoiding the need to take medication during working hours, and overall improvement in quality of life through more consistent therapy. Based on this evidence, we believe there is a need to develop a methylphenidate product that can deliver long duration of efficacy. There may also be a need to develop a long-duration stimulant with and without very early onset depending on individual patient preference and requirements.

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

●

FDA Action. The FDA has approved the inclusion of language regarding the ability to deter abuse in the product labels for ten abuse-deterrent opioids, OxyContin, Targiniq ER, Embeda, Hysingla, MorphaBond, Xtampza, Troxyca, Arymo, Vantrela and RoxyBond. These actions reinforce the FDA’s public statement that the development of abuse-deterrent opioid analgesics is a public health priority.

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

Our Prodrug Product and Product Candidates

We have employed our LAT platform technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

Our product and pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product and Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (ER)	KP415	Clinical	NDA Submission - 2019 Pivotal Efficacy Trial Data - 2018
Methylphenidate (ER)	KP484	Clinical	NDA Submission - 2019 Pivotal Efficacy Trial Data - 2019
PAIN
Hydrocodone/APAP	APADAZ	Approved	Potential Commercial Partnerships
Hydrocodone	KP201/IR	Clinical	NDA Submission with Expected Priority Review - 2019 Human POC Data - 2019
Hydromorphone	KP511/ER	Clinical	NDA Submission with Expected Priority Review - 2019 Human POC Data - 2019
Hydromorphone	KP511/IR	Clinical	NDA Submission with Expected Priority Review - 2019 Human POC Data - 2019
Oxycodone	KP606	Preclinical
Oxymorphone	KP746	Preclinical
MULTIPLE CNS DISORDERS
Quetiapine	KP303	Preclinical

KP415 and KP484

Overview

The prodrug in KP415 and KP484 is our prodrug of methylphenidate, which we are developing for the treatment of ADHD. The ADHD market is largely served by the stimulant products methylphenidate and amphetamine. KP415 and KP484 are designed to be controlled release, or CR, methylphenidate products.

We intend to seek approval of KP415 and KP484 under the 505(b)(2) NDA pathway, which will allow us to rely on the FDA's previous findings of safety and effectiveness for one or more approved products. We anticipate reporting additional pharmacokinetic, or PK, and pivotal efficacy trial data for KP415 in 2018 and KP484 in 2019 and submitting a 505(b)(2) NDA for both KP415 and KP484 in 2019.

Under our asset purchase agreement with Shire Pharmaceuticals, LLC, or Shire, we granted Shire a right of first refusal to acquire, license or commercialize KP415 and KP484. The right of first refusal may be exercised by Shire for a period of 30 business days following Shire's receipt of written notice from us of the existence of a bona fide offer from a third party to acquire, license or commercialize KP415 and KP484.

We are also party to an agreement with MonoSol Rx, LLC, or MonoSol, pursuant to which MonoSol has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415 and KP484, and any product candidates arising therefrom, including royalty payments on any license of KP415 or KP484, the sale of KP415 or KP484 to a third party or the commercialization of KP415 or KP484.

Market Opportunity

We believe the ADHD market would be receptive to new branded drugs that have improved properties when compared to current treatments. We believe a new product in the form of a prodrug that has differentiated features and potentially a more consistent controlled release drug delivery mechanism may provide a new treatment option in this large market segment. While methylphenidate is available as a generic product, the branded formulations, FOCALIN XR, CONCERTA, QUILLIVANT XR and DAYTRANA, accounted for sales of $1.0 billion in 2017.

Key Features of KP415

Based on our preclinical and clinical data, we believe KP415, if approved by the FDA, may have valuable product features and may provide significant benefits to patients, physicians, and society when compared to other FDA-approved and widely-prescribed methylphenidate products:

●

Faster early-morning symptom control and sustained effectiveness. In December 2016, we announced the results of our Phase 1 POC clinical trial of KP415. This trial was designed to assess the relative PK of 32 mg of KP415 compared with 36 mg of Concerta after oral administration under fasted conditions. Following an analysis of the data, dexmethylphenidate was added to the formulation to provide a PK profile that may provide quicker onset of action than existing alternatives, thereby providing faster control of symptoms following administration early in the morning, as well as sustained, consistent effectiveness through the day and into the early evening hours.

●	Reduced abuse potential. In order to evaluate the potential for reduced abuse of our prodrug of methylphenidate in the formulation of KP415, we conducted preclinical studies in rats to compare the exposure to methylphenidate following intranasal and intravenous, or IV, administration of the prodrug as compared to intranasal and IV administration of methylphenidate hydrochloride. We observed significantly lower concentrations of methylphenidate following intranasal and IV administration of the prodrug compared to intranasal and IV administered methylphenidate hydrochloride. Our prodrug of methylphenidate incorporates our LAT platform technology and, based on our preclinical and clinical studies, we believe it may have lower abuse potential compared to methylphenidate.

●

Once-daily dosing. PK data from our preclinical studies suggest that the time to maximum plasma concentration of methylphenidate after oral administration of KP415 is approximately three times longer than that after oral administration of currently marketed IR methylphenidate. We believe this continual release, or CR, attribute of KP415 may allow for convenient, once-daily dosing.

●

Amenable to patient-friendly formulations. We believe our prodrug in KP415 may possess a lower abuse potential, our preclinical and clinical data shows that KP415 could ultimately be used in a variety of patient-friendly dosage forms such as oral thin film, orally dissolving tablets, chewable tablets and liquids as a means of increasing patient convenience and dosage compliance by regularly and consistently taking the medication as indicated.

●

Composition-of-matter patent protection. We have a U.S. composition-of-matter patent that will expire, after utilizing all appropriate patent term adjustments but excluding possible term extensions, in 2032 that generally covers at least one component of KP415. Our patent strategy is focused primarily on key geographic markets, and, as of December 31, 2017, we have composition-of-matter patents in over 30 countries in Europe, Malaysia, Mexico, Indonesia, Israel, China, Japan, Philippines, South Korea, Russia, Singapore, New Zealand, Vietnam and South Africa, and additional patent filings were pending in the United States and an additional 15 foreign jurisdictions. In addition, subject to further discussions with the FDA, we believe additional patent protection may be eligible for new chemical entity, or NCE, exclusivity status, which could allow for five years of U.S. market exclusivity following the FDA's approval of an NDA for KP415.

●

No generic equivalent product. KP415 contains a prodrug that we believe will be given a new chemical name by the U.S. Adopted Names Council, or USAN, which could mean that there would be no generic equivalent product for KP415 in most states, making drug-equivalent substitution potentially difficult at the pharmacy.

Key Features of KP484

Based on our preclinical and clinical data, we believe KP484, if approved by the FDA, may have valuable product features and may provide significant benefits to patients, physicians, and society when compared to other FDA-approved and widely-prescribed methylphenidate products:

●	Super-extended release. We believe that this KP484 may provide sustained, consistent effectiveness through the day and into the evening hours.

●

Reduced abuse potential. The preclinical studies of the prodrug of methylphenidate discussed above in the KP415 “Reduced Abuse Potential” subsection are used for the abuse potential evaluation of the KP484 product candidate. As such, we believe our prodrug of methylphenidate may have abuse-deterrent characteristics as observed in the preclinical studies in rats exposed to methylphenidate following intranasal and intravenous, or IV, administration of the prodrug as compared to intranasal and IV administration of methylphenidate hydrochloride

●

Once-daily dosing. PK data from our clinical studies suggest that under fasted conditions, the time to maximum plasma concentration of methylphenidate after oral administration of KP484 is potentially five to seven times longer compared to oral administration of currently marketed IR methylphenidate. We believe this CR attribute of KP484 may allow for convenient, once-daily dosing.

●

Amenable to patient-friendly formulations. Our preclinical and clinical data shows that KP484 could ultimately be used in a variety of patient-friendly dosage forms such as oral thin film, orally dissolving tablets, chewable tablets and liquids as a means of increasing patient convenience and dosage compliance by regularly and consistently taking the medications as indicated.

●

Composition-of-matter patent protection. KP484 is generally protected by a U.S. composition-of-matter patent that will expire, after utilizing all appropriate patent term adjustments but excluding possible term extensions, in 2032. Our patent strategy is focused primarily on key geographic markets, and, as of December 31, 2017, we have composition-of-matter patents on KP484 in New Zealand and South Africa, and additional KP484 patent filings were pending in the United States and an additional 23 foreign jurisdictions. In addition, subject to further discussions with the FDA, we believe KP484 may be eligible for new chemical entity, or NCE, exclusivity status, which could allow for five years of U.S. market exclusivity following the FDA's approval of an NDA for KP484.

●

No generic equivalent product. KP484 contains a prodrug that we believe will be given a new chemical name by the USAN which could mean that there would be no generic equivalent product for KP484 in most states, making drug-equivalent substitution potentially difficult at the pharmacy.

APADAZ

Overview

On February 23, 2018, we announced that the FDA approved our NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. APADAZ is an IR combination of our prodrug, benzhydrocodone, and APAP. Benzhydrocodone was developed with our proprietary LAT platform technology. We are evaluating potential U.S. commercialization options for APADAZ, including pursuing a commercial collaboration with pharmacy benefit managers who would agree to Tier 1 or equivalent reimbursement status, including the most favorable co-pay level in return for price parity with available generic products, or as parnership with a U.S.-based or global generic pharmaceutical manufacturer and distributor, or pursuing a strategic transaction. We may also license the international commercial rights to APADAZ to one or more collaborators.

Market Opportunity

IMS Health estimates that in 2017, IR hydrocodone/APAP combination products represented the most frequently prescribed opioid products in the United States, accounting for 73 million U.S. prescriptions, representing 4.8 billion tablets. Typically, patients are instructed to take four pills per day and prescriptions provide approximately 14 days of therapy. Hydrocodone is associated with more drug abuse and diversion than any other opioid and IR hydrocodone abuse results in more emergency department visits than any other prescription opioid. Currently, there are no IR hydrocodone/APAP combination products approved in the United States with an abuse-deterrent label.

Key Product Features of APADAZ

We believe APADAZ has many valuable product features and may provide significant benefits to patients, physicians and society when compared to other FDA-approved and widely-prescribed IR hydrocodone/APAP combination products:

●

Composition-of-matter patent protection. APADAZ is protected by a U.S. composition-of-matter patent on KP201, the prodrug of hydrocodone contained in APADAZ, that will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, in 2031. Our patent strategy is focused primarily on key geographic markets, and, as of December 31, 2017, KP201 had received granted, issued or allowed patent status in 20 foreign jurisdictions and patent applications covering KP201 were pending in an additional 11 foreign jurisdictions.

●

No generic equivalent product. KP201, the APADAZ active pharmaceutical ingredient, or API, is a prodrug with a new chemical name given by the USAN, benzhydrocodone. APADAZ has a lower prescribed milligram strength of KP201 than the therapeutic equivalent amount of hydrocodone bitartrate used in existing IR hydrocodone/APAP combination products. The difference in chemical structure and prescription strength means that there is no generic equivalent product for APADAZ in most states, making substitution difficult at the pharmacy.

●

Convenient dosing. Based on data from our food-effect clinical trial, APADAZ can be administered under both fed and fasting conditions and, accordingly, APADAZ will be as convenient as existing IR hydrocodone/APAP combination products.

KP201/IR

Overview

KP201/IR, is an IR formulation of APADAZ without any APAP. We are developing KP201/IR for the short-term management of acute pain. KP201/IR is designed to be a differentiated opioid product that offers comparable efficacy to the existing standard-of-care, IR hydrocodone/APAP combination products, such as Vicodin, Norco and Lortab, but with the potential safety advantage of having no added APAP.

We anticipate conducting human clinical trials in 2019, including an intranasal human abuse liability study. Based on our current development timelines, we anticipate submitting an NDA utilizing the 505(b)(2) pathway for KP201/IR in 2019. We believe that KP201/IR, will receive priority review. KP201/IR has received "Fast Track" designation by the FDA.

Market Opportunity

Currently, there are no IR hydrocodone products approved in the United States that are formulated APAP-free, with or without an abuse-deterrent label. We believe KP201/IR, if approved, would provide physicians an APAP-free hydrocodone product not currently available, thereby offering an alternative treatment option to patients with acute pain. We believe such an alternative would be particularly valuable to patients who already take other APAP-containing products concomitantly or have liver disease.

Key Features of KP201/IR

We believe KP201/IR, if approved by the FDA, may have many valuable product features and may provide significant benefits to patients, physicians and society:

●

Abuse-deterrent technology. KP201/IR uses our KP201 prodrug, which incorporates our LAT platform technology, as well as additional formulation barriers which we believe may potentially provide a higher level of abuse deterrence than many existing abuse-deterrent formulation products.

●

No added APAP. KP201/IR contains no acetaminophen. According to the FDA, overdoses of APAP are the most common cause of drug-related liver injury. In 2011, the FDA limited the amount of APAP in prescription combination products and required warnings be added to all APAP prescription products.

●

Composition-of-matter patent protection. KP201/IR is protected by a U.S. composition-of-matter patent on KP201 that will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, no earlier than 2030.

●

No generic equivalent product. We believe the difference in chemical name, prescription strength and lack of APAP in the formulation may potentially mean that there will be no generic equivalent product for KP201/IR in most states, making drug equivalent substitution potentially difficult at the pharmacy.

●	Convenient dosing. We believe that KP201/IR will be as convenient as existing IR hydrocodone/APAP combination products.

KP511

Overview

KP511 is our prodrug of hydromorphone, which we are developing for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. KP511 combines hydromorphone with one or more ligands. We believe KP511 does not release its hydromorphone component until it is metabolized in the GI tract following oral administration. We believe KP511 is highly tamper-resistant and is stable under most tampering conditions that can potentially defeat many formulation-based abuse-deterrent technologies. We are currently working on an ER and IR formulation of KP511. KP511 will be formulated as an abuse-deterrent opioid product that offers equivalent efficacy to approved hydromorphone products.

We plan to seek approval of KP511/ER and KP511/IR under the 505(b)(2) NDA pathway. Based on our preclinical data, we believe that KP511 may release hydromorphone after oral administration in humans in a manner that is comparable to the appropriate approved hydromorphone drug. We anticipate reporting additional human data for KP511/ER and KP511/IR in 2019 and submitting a 505(b)(2) NDA for KP511/ER and KP511/IR in 2019.

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

Market Opportunity

ER oral hydromorphone products are typically used for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment in opioid tolerant patients and for which alternative treatment options are inadequate. SHS estimates that in 2017 there were nearly 2.6 million dispensed prescriptions of hydromorphone in the United States. Currently, there are no hydromorphone products approved in the United States with an abuse-deterrent label.

Key Features of KP511

Based on our clinical and preclinical data, we believe KP511/ER and KP511/IR, if approved by the FDA, may have valuable product features and provide significant benefits to patients, physicians and society when compared to FDA-approved hydromorphone products:

●

Abuse-deterrent technology. In order to evaluate the abuse-deterrent qualities of KP511, we conducted clinical and preclinical studies of KP511. As described above, our Phase 1 POC trial of KP511 produced meaningful, statistically lower scores in the exploratory pharmacodynamic measures of "Drug Liking," "Feeling High," "Overall Drug Liking" and "Take Drug Again" when compared to HM. We also conducted preclinical studies in rats to compare the exposure to hydromorphone following intranasal and IV administration of KP511 as compared to intranasal and IV administration of hydromorphone hydrochloride. We observed significantly lower concentrations of hydromorphone following IV administration of KP511 compared to intranasal and IV administered hydromorphone hydrochloride. KP511 incorporates our LAT platform technology to create its abuse-deterrent properties and, based on our preclinical and clinical studies, we believe it may have abuse-deterrent characteristics.

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

●

Composition-of-matter patent protection. KP511/ER and KP511/IR are generally protected by a U.S. composition-of-matter patent on KP511 that will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, in 2032. Our patent strategy is focused primarily on key geographic markets, and, as of December 31, 2017, we have composition-of-matter patents on KP511 in Australia, Canada, China, Kazakhstan, Japan, Philippines, New Zealand, South Africa, South Korea, Ukraine and Singapore, and applications covering KP511 were pending in the United States and an additional 20 foreign jurisdictions.

●

No generic equivalent product. KP511 is a prodrug that was given a new chemical name by the USAN, asalhydromorphone, which means that there may be no generic equivalent product for KP511/ER or KP511/IR in most states, making drug equivalent substitution difficult at the pharmacy.

Other Product Candidates

We are using our LAT platform technology to develop other product candidates in pain. One example is KP606, an IR formulation of KP606, our prodrug of oxycodone, which we are developing for the management of moderate to severe pain where the use of an opioid analgesic is appropriate. KP606 is designed to be an IR abuse-deterrent opioid product that may potentially offer equivalent efficacy to OXYCONTIN. KP606 combines oxycodone with one or more ligands. Another example is KP746, our prodrug of oxymorphone, which is currently in preclinical development. We are developing KP746 for the management of moderate to severe pain where the use of an opioid analgesic is appropriate.

In addition to our product candidates in pain, we are using our LAT platform technology to develop product candidates for the treatment of CNS disorders. KP303, a prodrug of an antipsychotic, is our product candidate for the treatment of CNS disorders including, for example, schizophrenia and bipolar disorder. Existing therapies for these disorders may result in side effects that can include weight gain, fatigue, high cholesterol and triglycerides, diabetes and low blood pressure/dizziness when standing up. Compliance and side effects, which may be triggered by undesirable metabolites, are some challenges associated with current therapies. Early research suggests that KP303 may allow for more compliant dosage forms and/or demonstrate changes in the metabolism that could improve the adverse events of existing treatments.

Our Intellectual Property

Our intellectual property strategy includes seeking composition-of-matter patents, among other patents, for our prodrugs and product candidates and conjugates of our prodrugs while also protecting, where appropriate as trade secrets, our LAT platform technology, the process by which we identify, screen, evaluate and select ligands to be conjugated with parent drugs to create our prodrugs. Our current prodrugs all consist of an approved parent drug and one or more ligands that we have selected using our LAT platform technology. The parent drug and ligand or ligands together may potentially constitute a new molecule and thus may be eligible for composition-of-matter patent protection, among other patent protections, in the United States and abroad.

As of December 31, 2017, we have been granted 23 issued patents within the United States, and an additional 64 foreign patents covering our prodrugs or product candidates. The terms of the 23 issued U.S. patents extend to various dates ranging, for example, between 2030 and 2032. The term of our overall domestic and foreign patent portfolio related to our prodrugs and product candidates, including patent term adjustments but excluding possible patent term extensions, extend to various dates ranging, for example, between 2030 and 2032, if pending patent applications in each of our patent families issue as patents. As of December 31, 2017, we had filed 14 pending patent applications under active prosecution in the United States, and an additional 101 pending foreign patent applications potentially covering our prodrugs and product candidates. Our issued and granted patents provide protection in jurisdictions that include the United States, Australia, Canada, China, Colombia, Cuba, Europe, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Philippines, Russia, Ukraine, Vietnam, Singapore, Indonesia, South Africa and South Korea.

In 2013, the United States Patent and Trademark Office, or the USPTO, issued a composition-of-matter patent covering KP201, which will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, no earlier than 2030. Further, there are granted or recently allowed compositions-of-matter patents covering KP201 in Australia, Belarus, Canada, Chile, China, Colombia, Cuba, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Russia, Ukraine, Indonesia, Philippines, Singapore, South Africa and South Korea. In addition, five U.S. patent applications covering KP201-related compositions-of-matter were pending as of December 31, 2017, and patent applications covering KP201 were pending as of December 31, 2017, in the United Arab Emirates, Brazil, Costa Rica, Egypt, Europe, Hong Kong, India, Oman, Thailand and Vietnam.

In August 2014, the USPTO issued a composition-of-matter patent covering KP511, which will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, in 2032. We have received composition-of-matter patents and also additionally filed composition-of-matter patent applications related to the KP415, KP484 and KP511 families in the United States and in Argentina, Australia, Brazil, Canada, Chile, China, Egypt, Hong Kong, Europe, India, Israel, Indonesia, Japan, South Korea, Kazakhstan, Mexico, Malaysia, New Zealand, Philippines, Russia, Singapore, Thailand, Ukraine, Vietnam and South Africa. We anticipate filing additional patent applications for our prodrug product candidates.

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

Commercialization

On February 23, 2018, we announced that the FDA approved our NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We are evaluating potential U.S. commercialization options for APADAZ, including pursuing a commercial collaboration with pharmacy benefit managers who would agree to Tier 1 or equivalent reimbursement status, including the most favorable co-pay level in return for price parity with available generic products, or a partnership with a U.S.-based or global generic pharmaceutical manufacturer and distributor, or pursuing a strategic transaction. We may also license the international commercial rights to APADAZ to one or more collaborators.

With the exception of APADAZ, we have not yet begun commercialization activities for our product candidates in active development. Because many of our product candidates may have large potential market opportunities, and may require significant marketing resources, we may conclude that the most appropriate approach to their commercialization, if they receive regulatory approval, will involve forming a commercial collaboration or strategic relationship, or consummating some type of strategic transaction, with a larger pharmaceutical or other marketing organization. Alternatively, we may conclude that building our own focused sales and marketing organization will be most appropriate, perhaps as part of a co-promotional arrangement, or some other form of collaboration. As we get closer to potential approval of our product candidates, we will work to identify and implement the commercialization strategies that we conclude are the most desirable with regard to the specific product candidates.

Research and Development

Historically, we have devoted a significant amount of resources to develop our product and product candidates. For the years ended December 31, 2017, 2016 and 2015, we recorded $20.6 million, $20.5 million and $13.9 million, respectively, in research and development expenses. We plan to increase our research and development expense for the foreseeable future as we continue our efforts to further advance the development of our product candidates and commercialize APADAZ and our product candidates, if approved, subject to the availability of additional funding.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We will face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, drug delivery companies and academic and research institutions. We believe the key competitive factors that will affect the development and commercial success of our products and product candidates include their potential degree of abuse deterrence, onset of action, bioavailability, therapeutic efficacy, convenience of dosing, safety, tolerability and cost. Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Consequently, our competitors may develop differentiated products for the treatment of ADHD, the short-term management of acute pain, or for other indications we are pursuing or may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our products or product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

If approved, KP415 and KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Johnson & Johnson's Concerta, Novartis AG's RITALIN, Pfizer's Quillivant, FOCALIN and Focalin XR, UCB S.A.'s METADATE CD, and Noven Pharmaceuticals' Daytrana, in addition to multiple other branded and generic methylphenidate products marketed by companies including Allergan plc and Mallinckrodt plc. In addition, if approved, KP415 and KP484 will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

APADAZ and, if approved, KP201/IR, will compete against currently marketed, branded and generic IR hydrocodone/APAP combination products indicated for the short-term management of acute pain. Some of these currently marketed products include AbbVie's VICODIN, Allergan's NORCO, Shionogi's XODOL and UCB Pharma's LORTAB, in addition to multiple other branded and generic hydrocodone/APAP combination products marketed by companies including Allergan plc, Endo International plc and Mallinckrodt plc. In addition, APADAZ and, if approved, KP201/IR, will face potential competition from any IR or hydrocodone/APAP combination or other APAP-free products for the short-term management of acute pain that are currently in or may enter into clinical development.

If approved, KP511/ER and KP511/IR will compete against currently marketed, branded and generic, ER and IR hydromorphone products. KP511/ER would compete against products approved for use in opioid-tolerant patients for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. KP511/IR would compete against products approved for use in patients for the management of pain severe enough to require opioid analgesic and for which alternative treatments are inadequate. Some of these currently marketed products include Purdue Pharma L.P.’s DILAUDID and Mallinckrodt plc’s EXALGO, in addition to multiple other branded and generic IR and ER hydromorphone products marketed by companies including Allergan plc, Mallinckrodt plc, Rhodes Pharmaceuticals L.P. and Roxanne Laboratories, Inc. In addition, if approved, KP511/ER and KP511/IR will face potential competition from any abuse-deterrent or other IR and ER hydromorphone products for the treatment of pain that are currently in or which may enter into clinical development.

If approved, our other opioid product candidates will face competition from commercially available branded and generic opioid drugs, including hydrocodone, hydromorphone, oxycodone, fentanyl, morphine, oxymorphone and methadone, as well as other marketed non-opioid products for the treatment of pain, and potential competition from opioid and non-opioid products for the treatment of pain that are currently in clinical development. In addition, our product candidates will face competition from approved and abuse-deterrent labeled opioid drugs and potential competition from abuse-deterrent opioid drugs that are currently in clinical development. We may compete with multiple companies that have developed and are developing abuse-deterrent technologies that may be applied to a variety of drugs, including those being developed for the short-term management of acute pain as well as for other indications that we are pursuing or may pursue in the future. If approved, our other opioid product candidates may face competition from opioid products or abuse-deterrent technologies from companies including Allergan plc, Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Depomed, Inc., DURECT Corporation, Egalet Corporation, Elite Pharmaceuticals, Inc., Endo International plc, Grünenthal Group, Inspirion Delivery Technologies, LLC, IntelliPharmaceutics International Inc., Mallinckrodt plc, Mylan Inc., Nektar Therapeutics, Pain Therapeutics, Inc., Pfizer Inc., Purdue Pharma L.P., Signature Pharmaceuticals, Teva Pharmaceutical Industries Ltd., Trevena Inc. and UCB S.A.

If approved, KP303 will compete against currently marketed, branded and generic, quetiapine and olanzine products approved for use in the treatment of multiple CNS disorders. Some of these currently marketed products include AstraZeneca's SEROQUEL and SEROQUEL XR and Eli Lilly's ZYPREXA and ZYPREXA ZYDIS, in addition to multiple other branded and generic quetiapine and olanzine products marketed by companies Teva Pharmaceutical Industries Ltd. and Dr. Reddy's Laboratories Ltd. In addition, if approved, KP303 will face potential competition from any abuse-deterrent or other quetiapine or olanzine products for the treatment of multiple CNS disorders which are currently in or which may enter into clinical development.

Manufacturing

Our manufacturing strategy is to rely on contract manufacturers to produce our prodrug product candidates for clinical trials and, if approved, drug product for commercial sale. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on Johnson Matthey Inc., or JMI, a third-party manufacturer, to produce the bulk quantities of KP201 required to manufacture APADAZ and KP201/IR used in our clinical trials and pre-commercial activity under a supply agreement. JMI is also currently contracted to manufacture KP511 to be used in our non-clinical, clinical and formulation development programs needed to support an NDA filing. We have contracted with another third-party manufacturer to supply KP415 and KP484 to be used in our non-clinical, clinical and formulation development programs necessary to support an NDA filing. We plan to continue to rely on these manufacturers to manufacture commercial quantities of KP201, KP511, KP415 and KP484, respectively, for sale in the United States, if and when we receive approval by the FDA. We expect to contract with third-party manufacturers for the manufacture of all API supply needs outside the United States if and when we receive approval by regulatory authorities outside the United States.

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

Supply Agreement with Johnson Matthey

Under our supply agreement with JMI, or the Supply Agreement, JMI has agreed to supply us with all of the KP201 necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process development services for KP201. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for KP201 would be exclusive to them in the United States. In addition, for further process optimization and manufacture of NDA registration batches, we agreed to pay a minimum royalty on the net sales on the commercial sale of any products which utilize KP201 as the API, if approved by the FDA. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes. Under the agreement, JMI has completed manufacture of our registration batches of any products which utilize KP201 as the API, and stability testing for those batches is in process.

Under the Supply Agreement, we retain sole ownership of KP201 and are required to use commercially reasonable efforts to develop and to pursue FDA marketing approval of any products which utilize KP201 as the API. We are responsible for product development, including formulation, preclinical studies and clinical trials, and for regulatory approval, quality assurance and commercialization. If any products which utilize KP201 as the API are subject to a U.S. Drug Enforcement Agency, or DEA, scheduling quota, then each quarter, both we and JMI are responsible for using commercially reasonable efforts to obtain a quota from the DEA for the production of KP201 for use with any products that utilize KP201 as an API.

JMI is responsible for all costs of any KP201 manufactured during a specified validation process for any products which utilize KP201 as an API. After completion of the validation process, but prior to the commercial launch of any products that utilize KP201 as the API, JMI will manufacture batches of KP201 at a negotiated price. Upon commercial launch, JMI will manufacture and supply KP201 at a price equal to JMI’s fully allocated manufacturing cost after commercial launch of APADAZ, as well as for KP201/IR or any other product that may utilize KP201 as an API, should we obtain approval for marketing from the FDA.

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

Third-Party Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governmental authorities, including those that administer the Medicare and Medicaid programs, and private managed care organizations and health insurers. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product and product candidates will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Each third-party payor determines whether or not it will provide coverage for a drug, what amount it will pay providers for the drug, and on what tier of its formulary the drug will be placed. These decisions are influenced by the existence of multiple drug products within a therapeutic class and the net cost to the plan, including the amount of the prescription price, if any, rebated by the drug’s manufacturer. Typically, generic versions of drugs are placed in a preferred tier. The position of a drug on the formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Also, third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. As a result, coverage, reimbursement and placement determinations are complex and are often the subject of extensive negotiations between the payor and the owner of the drug.

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

Within the Medicare program, as self-administered drugs, our product and product candidates would be reimbursed under the expanded prescription drug benefit known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These plans develop formularies that determine which products are covered and what co-pay will apply to covered drugs. The plans have considerable discretion in establishing formularies and tiered co-pay structures, negotiating rebates with manufacturers and placing prior authorization and other restrictions on the utilization of specific products, subject to review by the Centers for Medicare and Medicaid Services, or CMS, for discriminatory practices. These Part D plans negotiate discounts with drug manufacturers, which are passed on, in whole or in part, to each of the plan’s enrollees through reduced premiums. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes made by the Patient Protection and Affordable Care Act as amended by the Health Care Education and Reconciliation Act, or the ACA, will reduce this patient coverage gap, known as the “donut hole”, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% in 2019. To help achieve this reduction, pharmaceutical manufacturers are required to provide quarterly discounts of 50%, and 70% commencing January 1, 2019, off the negotiated price of branded drugs dispensed to Medicare Part D patients in the donut hole.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	non-clinical laboratory and animal tests that must be conducted in accordance with good laboratory practices, or GLPs;

●	submission of an investigational new drug application, or IND, which must be received by the FDA and become effective before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, for each clinical site or centrally before each trial may be initiated;

●

adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended use, performed in accordance with good clinical practices, or GCPs;

●	submission of a NDA to the FDA;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with cGMP and GCPs; and

●	FDA approval of an NDA to permit commercial marketing for particular indications for use.

Prior to the commencement of marketing of controlled substances, the DEA must also determine the controlled substance schedule, taking into account the recommendation of the FDA.

The testing and approval process requires substantial time, effort and financial resources. Preclinical studies include laboratory evaluation of drug substance chemistry, pharmacology, toxicity and drug product formulation, as well as animal studies to assess potential safety and efficacy. Prior to commencing the first human clinical trial with a product candidate, we must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Additional non-clinical studies may be required even after the IND is submitted. The IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the conduct of the clinical trial by imposing a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, as well as amendments to previously submitted clinical trials. Further, an independent IRB for each study site proposing to conduct the clinical trial must review and approve the plan for any clinical trial, its informed consent form and other communications to study subjects before the clinical trial commences at that site. The IRB must continue to oversee the clinical trial while it is being conducted, including any changes to the study plans. Regulatory authorities, an IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements, if the drug has been associated with unexpected serious harm to subjects, or based on evolving business objectives or competitive climate. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may advise us to halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4, or post-market, studies may be made a condition to be satisfied after approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information.

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

If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the holder of the NDA for the reference listed drug and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the applicant or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a Paragraph IV certification, the NDA holder or patent owner regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. The applicant may also elect to submit a statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

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

NDA Submission and Review by the FDA

Assuming successful completion of the required clinical and preclinical testing, among other items, the results of product development, including chemistry, manufacture and controls, non-clinical studies and clinical trials are submitted to the FDA, along with proposed labeling, as part of an NDA. The submission of an NDA requires payment of a substantial application user fee to the FDA. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in some circumstances. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application.

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

The FDA must refer applications for drugs that contain active ingredients, including any ester or salt of the active ingredients, that have not previously been approved by the FDA to an advisory committee or provide in an action letter a summary of the reasons for not referring it to an advisory committee. The FDA may also refer drugs which present difficult questions of safety, purity or potency to an advisory committee. An advisory committee is a panel that typically includes clinicians and other experts who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The timeline for the FDA to complete its review of a NDA may differ based on whether the application is a standard review or priority review application. The FDA may give a priority review designation to drugs that are intended to treat serious conditions and provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has set the review goal of ten months from the 60-day filing date to complete its initial review of a standard NDA for a new molecular entity, or NME, and make a decision on the application. For non-NME standard applications, the FDA has set the review goal of ten months from the submission date to complete its initial review and to make a decision on the application. For priority review applications, the FDA has set the review goal of reviewing NME NDAs within six months of the 60-day filing date and non-NME applications within six months of the submission date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal and the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding the submission.

Once the FDA’s review of the application is complete, the FDA will issue either a Complete Response Letter, or CRL, or approval letter. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing, or other information or analyses in order for the FDA to reconsider the application. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission (Class 1 or Class 2). Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed or may include contraindications, warnings or precautions in the product labeling, including a black box warning. If the FDA requires a boxed warning, we would also be subject to specified promotional restrictions, such as the prohibition of reminder advertisements. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

Post-approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacturing, periodic reporting, product sampling and distribution, advertising, promotion, drug shortage reporting, compliance with any post-approval requirements imposed as a conditional of approval such as Phase 4 clinical trials, REMS and surveillance, recordkeeping and reporting requirements, including adverse experiences. For example, we are required to conduct pediatric studies related to Apadaz, which was approved by the FDA in February 2018, to determine the safety and effectiveness of Apadaz for the claimed indication in pediatric patients.

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

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented, or FDA notification. FDA regulations also require investigation and correction of any deviations from cGMPs and specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

Risk Evaluation and Mitigation Strategy

The FDA has the authority to require a REMS to ensure the safe use of the drug. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecule. If the FDA determines a REMS is necessary, the drug sponsor must develop the REMS program, which the FDA reviews and approves. A REMS may be required for a single drug or an entire class of drugs.

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

Based upon currently approved product REMS programs and class-wide REMS programs, including the class-wide REMS programs for extended-release and long-acting opioid analgesics, we believe that most of our products and product candidates, if approved, may be subject to a REMS. Accordingly, we expect to have to take prescribed measures to ensure the safe use of our products, once they are approved. For example, we are required to prepare a REMS program for Apadaz, the plan for which was approved by the FDA, along with the NDA for Apadaz, in February 2018.

Prescription Drug Program Fees

In general, each applicant named in a human drug application is required to pay an annual prescription drug program fee for each prescription drug product that is identified in such a human drug application approved as of October 1 of such fiscal year. Applicants may not be assessed more than five prescription drug program fees for a fiscal year for prescription drug products identified in a single approved application.

A prescription drug product is not assessed a prescription drug program fee if the product is on the list compiled under section 505(j)(7) with a potency described in terms of per 100 milliliters (large volume parenteral), the product is the same as another product approved under an application filed under sections 505(b) or 505(j) of the Federal Food, Drug and Cosmetic Act and that other product is not in the list of discontinued products compiled under 505(j)(7) of the Federal Food, Drug and Cosmetic Act or an abbreviated application filed under section 507 of the Federal Food, Drug and Cosmetic Act, or an ANDA prior the implementation of the Drug Price Competition and Patent Term Restoration Act of 1984.

Like application user fees, fee waivers or reductions are available for prescription drug program fees in some circumstances.

DEA Regulation

Most of our products and product candidates, if approved, will be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the DEA’s implementing regulations, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are directly applicable to us and also applicable to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Schedule II drugs are those that meet the following criteria:

●	the drug has a high potential for abuse;

●	the drug has a currently accepted medical use in treatment in the United States or a currently accepted medical use with severe restrictions; and

●	abuse of the drug may lead to severe psychological or physical dependence.

The DEA has determined that APADAZ will be listed as a Schedule II controlled substance under the CSA, and we expect that most of our other products and product candidates may be listed in the same manner, if approved. In 2014, the DEA rescheduled hydrocodone combination products into Schedule II from Schedule III. If our product candidates are ultimately listed as Schedule II controlled substances, then the importation of APIs for our product candidates, as well as the manufacture, shipping, storage, sales and use of the products, will be subject to a high degree of regulation. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V, as well as every export of a Schedule I or II substance and a narcotic substance in Schedule III and IV. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Electronic prescriptions may also be permissible depending on the state, so long as the prescription complies with the DEA’s requirements for electronic prescriptions.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance or Schedule III narcotic must also be accompanied by special order forms, with copies provided to the DEA. Because most of our current product candidates may be regulated as Schedule II controlled substances, they may be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of opioids and stimulants that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II for use in manufacturing of our product candidates. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations. To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement action that could have a material adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. In some circumstances, violations could result in criminal proceedings.

Individual states also independently regulate controlled substances. We and our contract manufacturers will be subject to state regulation on distribution of these products, including, for example, state requirements for licensures or registration.

Other Healthcare Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education and other activities are subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the U.S. Department of Health and Human Services and its various divisions, including the CMS and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense and state and local governments. Our business activities must comply with numerous healthcare laws, including those described below.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for, or purchasing, leasing, ordering, or arranging for the purchase, lease or order of, any good, facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the ACA amended the intent requirement of the federal Anti-Kickback Statute, and some other healthcare criminal fraud statutes, so that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute, or the specific intent to violate it, to have violated those statutes. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the False Claims Act.

The federal civil and criminal false claims laws, including the federal False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government.

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in significant civil monetary penalties.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements covered entities, including certain healthcare providers, health plans and healthcare clearinghouses, and their respective business associates, independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Several states and local jurisdictions have also enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives, as well as prohibiting pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and prohibiting certain other sales and marketing practices.

Depending on the circumstances, failure to comply with these laws can result in penalties, including criminal, civil and/or administrative penalties, damages, fines, disgorgement, debarment from government contracts, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from government programs, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our business.

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

For example, in March 2010, the ACA was passed. The ACA has substantially changed health care financing by both governmental and private insurers, and significantly affected the U.S. pharmaceutical industry. The ACA, among other things, subjected manufacturers to new annual fees and taxes for specified branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, expanded health care fraud and abuse laws, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, imposed an inflation penalty on new formulations of drugs, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, expanded the 340B program which caps the price at which manufacturers can sell covered outpatient pharmaceuticals to specified hospitals, clinics and community health centers, and provided incentives to programs that increase the federal government’s comparative effectiveness research. There have been judicial and congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by ACA. Concurrently, Congress has considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. We continue to evaluate the effect that the ACA has on our business. Final regulations, guidance, amendments and judicial orders are anticipated in the future and we will continue to assess the ACA’s impact on us as final regulations, guidance, amendments and judicial orders are issued.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of December 31, 2017, we employed 32 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Segments and Geographic Information

We view our operations and manage our business as one operating segment. See our financial statements for a discussion of revenues, operating loss, net loss and total assets. All of our assets were held in the United States for the years ended December 31, 2017, 2016 and 2015.

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

You should carefully consider all the risk factors and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition and results of operations could be seriously harmed. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of factors that are described below and elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since our inception. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.

We have incurred operating losses since our inception and, as of December 31, 2017, had an accumulated deficit of $164.7 million. Our loss from operations for the years ended December 31, 2017, 2016 and 2015, were $33.4 million, $37.5 million and $22.8 million, respectively. We have financed our operations to date with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt and $59.9 million in aggregate net proceeds from our initial public offering. In addition, as of March 28, 2018, we have raised $2.9 million in gross proceeds from the sales of 446,111 shares of our common stock under our Common Stock Sales Agreement, or ATM Agreement, with Cowen and Company, LLC, or Cowen.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of many of our product candidates, and we have only completed development of, and received regulatory approval for, one of our product candidates, APADAZ. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

●	seek regulatory approvals for product candidates that successfully complete clinical trials;

●	continue research and preclinical development and initiate clinical trials of our product candidates;

●	seek to discover and develop additional product candidates either internally or in partnership with other pharmaceutical companies;

●

potentially establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize APADAZ and any of our product candidates for which we may obtain regulatory approval;

●	increase chemistry, manufacturing and controls, or CMC, activities related to the potential commercialization of APADAZ and any of our product candidates for which we may obtain regulatory approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	add operational systems and personnel, including systems and personnel, if needed, to support any future commercialization efforts.

To become and remain profitable, we must succeed in developing and eventually commercializing prodrugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials and obtaining regulatory approval of our product candidates, and manufacturing, marketing and selling APADAZ and any of our product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. For instance, we have not yet determined our strategy for commercializing APADAZ, and we cannot guarantee that any strategy we adopt will be successful. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2017, included in this annual report on Form 10-K, contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor's opinion on our audited financial statements for the year ended December 31, 2017 includes an explanatory paragraph stating that our recurring losses from operations, stockholders' deficit and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts.

Based on our current operating plan, existing resources are not expected to be sufficient to fund operating expense and capital investment requirements through the first quarter of 2019. Because of this, the auditor's opinion on our audited financial statements for the year ended December 31, 2017, includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We will need to obtain substantial additional funding in connection with our continuing operations from one or more equity offerings, including pursuant to our ATM Agreement, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from sales under our ATM Agreement or otherwise, or be successful in completing other transactions, that will fund our operating expenses. Our future capital requirements will depend on many factors, including:

●	the progress and results of our preclinical studies, clinical trials, CMC and other product development and commercialization activities;

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;

●	the ability to obtain differentiating claims in the labels for our product candidates;

●	the number and development requirements of other product candidates that we may pursue;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the efforts necessary to institute post-approval regulatory compliance requirements;

●

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for APADAZ and any of our product candidates for which we receive marketing approval;

●

the revenue, if any, received from commercial sales of APADAZ or our product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of APADAZ or our product candidates from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which APADAZ or our product candidates are assigned;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, APADAZ or our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, APADAZ or any of our product candidates will be commercially available. We have not yet determined our strategy for commercializing APADAZ, and we cannot guarantee that any strategy we adopt will be successful. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. On June 2, 2014 ,we entered into a $60 million facility agreement, or the Deerfield Facility Agreement, with Deerfield Private Design Fund III, LP, or Deerfield. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. Additionally, in February 2016, we issued 5.50% senior convertible notes due 2021, or the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2006, and our operations to date have been largely focused on raising capital, identifying potential product candidates, broadening our expertise in the development of our prodrugs, undertaking preclinical studies and conducting clinical trials. To date, we have only had one of our product candidates approved by the FDA. For instance, on February 23, 2018, we announced that the FDA approved our NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We have not yet demonstrated an ability to manufacture a prodrug on a commercial scale, or arrange for a third party to do so, or conduct sales and marketing activities necessary for successful commercialization or enter into a collaboration for that purpose. We have not yet determined our strategy for commercializing APADAZ, and we cannot guarantee that any strategy we adopt will be successful. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to the Development of Our Product Candidates

Our research and development activities are focused on discovering and developing proprietary prodrugs, and we are taking an innovative approach to discovering and developing prodrugs, which may never lead to marketable prodrug products.

A key element of our strategy is to use our LAT platform technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. As our scientific efforts are primarily focused on discovering novel prodrugs with new molecular structures, the evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates, we may not be able to develop prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, for reasons including being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. For instance, in June 2016, we received a CRL from the FDA for our APADAZ NDA. In November 2016, we elected to continue the regulatory review process for APADAZ with the submission of a FDRR to the FDA. In September 2017, we announced completion of the FDRR process with the FDA for APADAZ. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ. If we do not successfully commercialize APADAZ and develop and commercialize our product candidates based upon our LAT platform technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

If we are not able to obtain required regulatory approvals for our product candidates, we will not be able to commercialize them and our ability to generate revenue or profits or to raise future capital could be limited.

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country and change over time. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approvals in such countries. In the United States, the FDA generally requires the completion of non-clinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality and other factors before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ. Even with the regulatory approval of APADAZ by the FDA, we cannot guarantee that the FDA will approve any of our other product candidates for commercial sale. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

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

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive non-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate's safety and efficacy for each indication and manufacturing quality. Additionally, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or that any future trials will be successful. For example, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of APADAZ, but voted 18 to two against inclusion of abuse-deterrent labeling for APADAZ. Additionally, in June 2016, we received a CRL from the FDA for our APADAZ NDA. In November 2016, we elected to continue the regulatory review process for APADAZ with the submission of a FDRR to the FDA. In September 2017, we announced completion of the FDRR process with the FDA for APADAZ. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ.

Any product candidates we develop may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application or may result in future withdrawal of approval. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval of our product candidates in any indication will prevent us from commercializing those product candidates for that indication, and our ability to generate revenue will be impaired.

We are early in our development efforts and have only one product which has completed development and obtained regulatory approval by the FDA, APADAZ. All our other active product candidates are in clinical or preclinical development. If we are unable to commercialize APADAZ or our product candidates, or experience significant delays in doing so, our business will be harmed.

We are early in our development efforts and have only one product that has completed development and been approved by the FDA, APADAZ. All of our other active product candidates are in clinical or preclinical development. We currently generate no revenue from the sale of any prodrugs and we may never be able to commercialize a prodrug product. For instance, we have not yet determined our strategy for commercializing APADAZ, and we cannot guarantee that any strategy we adopt will be successful. We have invested substantially all our efforts and financial resources in the development of our LAT platform technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from APADAZ and our product candidates will depend heavily on their successful development and eventual commercialization. The success of APADAZ and our product candidates will depend on several factors, including:

●	successful completion of preclinical studies and requisite clinical trials;

●	successful completion and achievement of endpoints in our clinical trials;

●	demonstration that the risks involved with APADAZ and our product candidates are outweighed by the benefits;

●	successful development of our manufacturing processes for APADAZ and our product candidates, including entering into and maintaining arrangements with third-party manufacturers;

●	successful completion of an FDA preapproval inspection of the facilities used to manufacture APADAZ and our product candidates, as well as select clinical trial sites;

●

receipt of timely marketing approvals from applicable regulatory authorities, including, if applicable, the determination by the U.S. Drug Enforcement Administration, or DEA, of the controlled substance schedule for APADAZ and a product candidate, taking into account the recommendation of the FDA;

●	obtaining differentiating claims in the labels for our product candidates;

●

obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for APADAZ and our product candidates and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs;

●	launching commercial sales of APADAZ and our product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of APADAZ and our prodrug product candidates, if approved, by patients, the medical community and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement; and

●	maintaining a continued acceptable safety and efficacy profile of the prodrug products following approval.

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

Although APADAZ obtained regulatory approval on February 23, 2018, it is possible that none of our other existing product candidates or any of our future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize APADAZ or our product candidates, which would harm our business.

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

●

Category 4–data demonstrated a reduction in the abuse of the product in the community setting compared to the levels of abuse, overdose, and death that occurred when only formulations of the same opioid without abuse-deterrent properties were available. This reduction in abuse appears to be attributable to the product’s formulation, which deters abuse by injection or snorting of the manipulated product. However, such abuse of this product is still possible, and the product’s abuse-deterrent properties do not deter abuse associated with swallowing the intact formulation.

If a product is approved by the FDA to include such claims in its label, the applicant may use information about the abuse-deterrent features of the product in its marketing efforts to physicians.

There can be no assurance that any of our product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our trials do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. For instance, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 18 to two against inclusion of abuse-deterrent labeling for APADAZ. Subsequently, in June 2016, the FDA issued a CRL for our APADAZ NDA indicating that the FDA considered the review cycle for the APADAZ NDA complete and that the application was not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse-deterrent studies of APADAZ. In November 2016, we elected to continue the regulatory review process for APADAZ with the submission of a FDRR to the FDA. In September 2017, we announced completion of the FDRR process with the FDA for APADAZ. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ. The final label approved by the FDA for APADAZ determined it was not expected to deter abuse.

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

To rely on the FDA’s previous findings of safety and effectiveness for an approved product in a 505(b)(2) NDA, the approved product must be an NDA product. For our amended APADAZ NDA, because there are no approved NDAs for hydrocodone/APAP combination products, we were required to rely on two NDAs (one containing hydrocodone and another containing APAP) to bridge previous findings of safety and efficacy from those NDAs to APADAZ. We also referenced published medical and scientific literature for hydrocodone and APAP in our amended APADAZ NDA to support the safety and effectiveness of APADAZ and we were required to demonstrate bioequivalence to NORCO to establish that APADAZ is not a new drug combination. If this is deemed insufficient, we may need to conduct additional clinical trials and provide additional data and information regarding the safety and effectiveness of APADAZ.

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

●

the NDA does not contain a statement that each non-clinical laboratory study was conducted in compliance with good laboratory practices requirements, or for each study not so conducted, a brief statement of the reason for the noncompliance;

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

Additionally, the FDA will refuse to file an NDA if an approved drug with the same active moiety is entitled to five years of exclusivity, unless the exclusivity period has elapsed, or unless four years of the five-year period have elapsed and the NDA contains a certification of patent invalidity or non-infringement. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt (including a salt with hydrogen or coordination bond) or other noncovalent derivative (such as a complex, chelate, or clathrate) of the molecule, responsible for the therapeutic activity of the drug substance.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our current product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Interpretation of results from early, usually smaller, studies that suggest positive trends in some subjects, requires caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints, or lack of trial endpoints in exploratory studies, subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, in June 2016, the FDA issued a CRL for our APADAZ NDA. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse-deterrent studies of APADAZ. In November 2016, we elected to continue the regulatory review process for APADAZ with the submission of a FDRR to the FDA. In September 2017, we announced completion of the FDRR process with the FDA for APADAZ. Following detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ.

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

●

the number of subjects required for clinical trials of our product candidates may be larger than we anticipate enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

APADAZ is, and we anticipate most of our current product candidates, if approved by the FDA, will be, subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of APADAZ and certain product candidates.

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

APADAZ is subject to REMS, and we anticipate that most of our product candidates, if approved by the FDA, are likely to also be subject to a REMS requirement. As part of the FDA's approval of the NDA for APADAZ in February 2018, they also approved our plan for the APADAZ REMS program. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to a REMS requirement, which could increase the costs to us and reduce the commercial benefits to us from the sale of these product candidates.

APADAZ and our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize any of our product candidates, if approved, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. For APADAZ, the DEA has completed its process for determining the controlled substance schedule and determined that it will be a Schedule II drug. We expect that most of our products and our product candidates, KP415, KP484, KP201/IR, KP511/ER, KP511/IR, KP606 and KP746, if approved, will be regulated as “controlled substances” as defined in the Controlled Substances Act, or the CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Schedule II drugs are those that meet the following characteristics:

●	the drug has a high potential for abuse;

●	the drug has a currently accepted medical use in treatment in the United States or a currently accepted medical use with severe restrictions; and

●	abuse of the drug may lead to severe psychological or physical dependence.

We expect that most of our current product candidates may be listed by the DEA as Schedule II controlled substances under the CSA. If our product candidates are listed as Schedule II controlled substances, then the importation of the APIs for our product candidates, as well as the manufacture, shipping, storage, sales and use of the products, will be subject to a high degree of regulation. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V, as well as every export of a Schedule I or II substance and a narcotic substance in Schedule III and IV. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Electronic prescriptions may also be permissible depending on the state, so long as the prescription complies with the DEA’s requirements for electronic prescriptions.

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

Social issues around the abuse of opioids and stimulants, including law enforcement concerns over diversion and regulatory efforts to combat abuse, could decrease the potential market for APADAZ or our product candidates.

Media stories regarding prescription drug abuse and the diversion of opioids, stimulants and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids and stimulants. Such efforts may inhibit our ability to commercialize APADAZ or our product candidates. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of hydrocodone or other opioid drugs, the limitations of abuse-deterrent formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, sales, marketing, distribution or storage of our products could harm our reputation. Such negative publicity could reduce the potential size of the market for APADAZ or our product candidates and decrease the revenue we are able to generate from their sale, if approved. Similarly, to the extent prescription drug abuse becomes a less prevalent or less urgent public health issue, regulators and third-party payors may not be willing to pay a premium for formulations with improved attributes of opioids or stimulants.

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for APADAZ and our product candidates. For example, in April 2014, the FDA approved class-wide labeling changes to the indications for use of all approved ER and long-acting opioids so that ER and long-acting opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. It is possible that such changes could reduce the number of prescriptions for opioids written by physicians and negatively impact the potential market for APADAZ or our product candidates. The FDA also held a public meeting in October 2014, on the development and regulation of abuse-deterrent formulations of opioid medications. Further, the Centers for Disease Control and Prevention recently issued draft guidelines for the prescribing of opioids for chronic pain, providing recommendations for primary care providers prescribing opioids for chronic pain on when to initiate or continue opioids, opioid selection and discontinuation, and the assessment of the risk and addressing harms of opioid use, among other areas. It is possible that FDA, or other regulatory bodies, will announce new regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for APADAZ or our product candidates.

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

We contract with third parties for the manufacture of our product and product candidates that utilize KP415, KP484, KP201 and KP511 as the API used in our clinical trials and with a sole source supplier for the manufacture of bulk quantities of KP415, KP484, KP201 and KP511 used in products and product candidates that utilize these moieties as the API and we expect to continue to do so. This reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of KP415, KP484, KP201 or KP511, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We procure the bulk drug substances for KP415, KP484, KP201 and KP511 from sole-source, third-party manufacturers and the products and product candidates that utilize these moieties as the API used in our clinical trials from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our product candidates, as well as for commercial manufacture or APADAZ or our product candidates should they receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of KP415, KP484, KP201, KP511, other bulk drug substances or our products or product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

The facilities used by our contract manufacturers to manufacture APADAZ and our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing application to the FDA, and these facilities could fail to obtain FDA approval.

While we are ultimately responsible for the manufacturing of APADAZ and our product candidates, we do not, other than through our contractual arrangements, control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, other than through our contractual agreements, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacturing of APADAZ or our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market APADAZ or our product candidates, if approved.

Further, for APADAZ and our product candidates, if approved, our suppliers will be subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to APADAZ or our product candidates, if approved, and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another supplier that meets all regulatory requirements, as well as market disruption related to any necessary recalls or other corrective actions.

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

APADAZ, our product candidates and any prodrugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities, and we may be unable to obtain access to these facilities on favorable terms.

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

We may seek collaborations with third parties for the development or commercialization of APADAZ or our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of APADAZ or these product candidates.

We have not yet determined our strategy for commercializing APADAZ, but we may seek third-party collaborators for the commercialization of APADAZ or the development or commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators include large and mid-size pharmaceutical companies, regional, national and international pharmaceutical companies and biotechnology companies. In addition, we may seek alternative collaborative strategies with pharmacy benefit managers or generic pharmaceutical manufacturers to develop and implement non-traditional commercialization options of APADAZ. If we do enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of APADAZ or our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving APADAZ or our product candidates would pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not perform their obligations as expected;

●

collaborators may not pursue development and commercialization of APADAZ or any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with APADAZ or our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of APADAZ or our product candidates;

●

a collaborator with marketing and distribution rights to APADAZ or one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;

●

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of APADAZ or our product candidates, might lead to additional responsibilities for us with respect to APADAZ or our product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

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

●

collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of APADAZ or the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of APADAZ or our product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

Our prodrug development programs and the potential commercialization of APADAZ or our product candidates will require substantial additional capital. For some of our product candidates, we may need, and for APADAZ, we anticipate we will need, to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of APADAZ or those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for APADAZ or the subject product candidate, the costs and complexities of manufacturing and delivering APADAZ or such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally.

The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for APADAZ or our product candidate.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of product candidates, reduce or delay one or more of our development programs, delay potential commercialization of APADAZ or our product candidates or reduce the scope of any sales or marketing activities of APADAZ or our product candidates, or increase our expenditures and undertake development or commercialization activities at our own expense of APADAZ or our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring APADAZ or our product candidates to market and generate product revenue.

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

Pursuant to the Deerfield facility, we may not enter into specified transactions, including any joint venture, partnership or any other profit sharing arrangement, without the prior approval of Deerfield. Deerfield’s interests may not always coincide with our corporate interests or the interests of our other stockholders, and Deerfield may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. If Deerfield does not approve our entry into specified transactions, it could significantly delay or inhibit the commercialization APADAZ or our product candidates.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain trade secret protection or patent protection for our technology, APADAZ and our product candidates or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology, APADAZ and our product candidates may be impaired.

Our success depends in large part on our ability to obtain and maintain trade secret protection of our LAT platform technology as well as patent protection in the United States and other countries with respect to APADAZ and our product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product technology and product candidates.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities.

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

We are currently party to license agreements for technologies that we anticipate using in our product development activities. In the future, we may become party to licenses that are important for product development and commercialization. If we or our third-party licensors fail to comply with the obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, we may be forced to terminate these agreement or we may no longer effectively rely on any licenses to us under these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

We may be required to reduce the scope of our intellectual property due to third-party intellectual property claims.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours that claims priority to an application filed prior to March 16, 2013, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, changes enacted on March 16, 2013, to the U.S. patent laws under the Leahy-Smith Act resulted in the United States changing from a “first to invent” country to a “first to file” country. As a result, we may lose the ability to obtain a patent if a third-party files with the USPTO first and could become involved in proceedings before the USPTO to resolve disputes related to inventorship. We may also become involved in similar proceedings in other jurisdictions.

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

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

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

We expect to rely on trademarks as one means to distinguish APADAZ and any of our product candidates that are approved for marketing from the products of our competitors. We have solicited and applied for trademarks for APADAZ and LAT. For our other product candidates, we have not yet solicited trademarks and have not yet begun the process of applying to register trademarks. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent and trademark protection for our APADAZ and our product candidates, we also rely on trade secrets, including unpatented show-how, know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets.

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

Risks Related to the Commercialization of Our Product and Product Candidates

If we are unable to establish sales, marketing and distribution capabilities for APADAZ or any other product candidates, if approved, we may not be successful in commercializing APADAZ or any approved product candidate in the United States.

We have only a limited sales and marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for APADAZ, or any product candidate for which we may obtain marketing approval in the United States, we will need to enter into collaborations with one or more parties or establish our own sales and marketing organization. We have not yet determined our commercialization strategy for APADAZ or any of our product candidates. Should we decide to establish our own sales, marketing and distribution capabilities, we would encounter a number of risks. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of APADAZ, or a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize APADAZ, or our product candidates, on our own include:

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

If we decide not to or are unable to establish our own sales, marketing and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute APADAZ, or any product candidates that we develop, ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute APADAZ, or our product candidates, or may be unable to do so on terms that are favorable to us, including as a result of restrictions in the Deerfield facility. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market APADAZ, or our product candidates, effectively. Further, we may be liable for conduct of third parties acting on our behalf, including failure to comply with legal requirements applicable to sales and marketing of our products. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing APADAZ, or our product candidates.

APADAZ, or any of our product candidates that may receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

APADAZ, or any of our product candidates that may receive marketing approval, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If APADAZ, or our product candidates, do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of APADAZ, or our product candidates if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments, including less expensive generic treatments;

●	the ability to obtain differentiating claims in the labels for most of our product candidates;

●	our ability to offer our prodrug products for sale at competitive prices;

●	the clinical indications for which our product candidates are approved;

●	the convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the cost of treatment in relation to alternative treatments;

●

the steps that prescribers and dispensers must take, since APADAZ and most of our product candidates are controlled substances, as well as the perceived risks based upon their controlled substance status;

●	the ability to manufacture our product in sufficient quantities and yields;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement or willingness of patients to pay out of pocket in the absence of third-party coverage;

●	the prevalence and severity of any side effects;

●	any potential unfavorable publicity;

●	any restrictions on the use, sale or distribution of APADAZ or our product candidates, including through REMS; and

●	any restrictions on the use of our prodrug products together with other medications.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We will face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, drug delivery companies and academic and research institutions. Our competitors may develop or market drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products. See "Item 1 - Business - Competition" of this Annual Report on Form 10-K for more information about our potential competitors.

Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Consequently, our competitors may develop products for indications we are pursuing or may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

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

In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs or giving drugs with improved attributes sufficient weight in a comparative clinical cost effectiveness analysis. For some of the indications that we are pursuing, drugs used off-label serve as cheaper alternatives to our product candidates. Their lower prices could result in significant pricing pressure, even if our product candidates are otherwise viewed as a preferable therapy. Additional drugs may become available on a generic basis over the coming years.

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

Consequently, our competitors may develop products for the treatment of ADHD, pain or for other indications we may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and subject enrollment in clinical trials.

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

If we do obtain either five or three years of exclusivity, such exclusivity will not block all potential competitors from the market. Competitors may be able to obtain approval for similar products with different forms of competitive differentiating mechanisms or may be able to obtain approval for similar products without a competitive differentiating mechanism.

Even if we are able to commercialize APADAZ, or any of our product candidates, they may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies.

Our ability to commercialize APADAZ, or any of our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for APADAZ, or our product candidates, will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and managed care plans and other third-party payors. Government authorities and other third-party payors decide which medical products they will pay for and establish reimbursement levels, including co-payments. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, APADAZ, or any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our prodrug products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Moreover, the trend has been for government and commercial health plans and their pharmacy benefit managers to commoditize drug products through therapeutic equivalence determinations, making formulary decisions based on cost. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize APADAZ, or any product candidates for which marketing approval is obtained.

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

There can be no assurance that APADAZ, or our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to sell APADAZ, or our product candidates profitably if they are approved for sale.

We may be subject to enforcement action if we engage in improper marketing or promotion of our products.

The FDA closely regulates promotional materials and other promotional activities. Even if the FDA initially approves product labeling that includes a description of our improved attribute claims, the FDA may object to our marketing claims and product advertising campaigns. Failure to comply with the FDA’s promotional, marketing and advertising laws and regulations could lead to the issuance of warning letters, cyber letters, or untitled letters, adverse publicity, the requirement for dear-health-care-provider letters or other corrective information, fines and other monetary penalties, civil or criminal prosecution, including False Claims Act liability, restrictions on our operations and other operating requirements through consent decrees or corporate integrity agreements, debarment, exclusion from participation in federal health care programs and refusal of government contracts or future orders under existing contracts, among other consequences. Any of these consequences would harm the commercial success of our products.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of APADAZ or any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as we commercialize APADAZ, and any prodrug products that may be approved in the future. This includes the risk that our products may be misused. For example, APADAZ does, and we anticipate that our other product candidates if approved may, carry a boxed warning regarding lethality if our oral tablets are prepared for injection and hepatotoxicity, as is commonly done by abusers of opioids. If we cannot successfully defend ourselves against claims that APADAZ, and our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for APADAZ and any product candidates or products that we may develop;

●	injury to our reputation and significant negative media attention;

●	termination of clinical trial sites or entire trial programs;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	significant costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards paid to trial participants or patients;

●	product recalls, withdrawals or labeling revisions and marketing or promotional restrictions;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize APADAZ or any prodrug products that we may develop.

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or when we commence commercialization of APADAZ, or any other product approved in the future. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

A variety of risks associated with international operations could materially adversely affect our business.

We expect to engage in significant cross-border activities, and we will be subject to risks related to international operations, including:

●	different regulatory requirements for maintaining approval of drugs in foreign countries;

●	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

●	reduced protection for contractual and intellectual property rights in some countries;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in North America;

●	tighter restrictions on privacy and the collection and use of patient data; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

Failure to obtain marketing approval in international jurisdictions would prevent APADAZ and our product candidates from being marketed abroad.

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

A variety of risks associated with marketing APADAZ and our product candidates internationally could affect our business.

We may seek regulatory approval for APADAZ and our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

APADAZ is, and any product candidate for which we obtain marketing approval could be, subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with APADAZ, or our product candidates when and if any of them are approved.

APADAZ is, and any product candidate for which we obtain marketing approval could be, subject to a comprehensive regulatory scheme, which includes the regulation of manufacturing processes, post-approval clinical data, labeling, advertising, marketing, distribution and promotional activities for such product, by the FDA and other regulatory authorities. For example, we are required to conduct pediatric studies related to Apadaz to determine the safety and effectiveness of Apadaz for the claimed indication in pediatric patients. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, payment of substantial annual product and establishment fees, labeling requirements, promotional, marketing and advertising requirements, requirements related to further development, packaging, storage and distribution requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. If there are any modifications to the drug, including changes in indications, labeling, manufacturing processes or facilities, or new safety issues arise, a new or supplemental NDA, a post-implementation notification or other reporting may be required or requested depending on the change, which may require additional data or additional preclinical studies and clinical trials.

APADAZ is, and if marketing approval of a product candidate is granted may be, subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. Our plan for the APADAZ REMS program was approved by the FDA as part of the NDA approval for APADAZ received in February 2018.

APADAZ does, and if any of our product candidates receive marketing approval it may, have a label that limits its approved uses, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings or precautions be included in the product labeling, including a black box warning, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, which could limit sales of the product. For instance, we expect that at least some of our product candidates would likely be required to carry black box warnings, including warnings regarding tampering, lethality if our oral tablets are prepared for injection and hepatotoxicity.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. APADAZ is subject to a post-marketing requirement for four deferred pediatric assessments that must be completed pursuant to the FDA's February 2018 approval letter. The FDA closely regulates the post-approval marketing and promotion of products to ensure products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our prodrug products, if any, for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to a number of actions and penalties, including warning letters, cyber letters, or untitled letters, adverse publicity, the requirement for dear-health-care-provider letters or other corrective information, fines and other monetary penalties, civil or criminal prosecution, including False Claims Act liability, restrictions on our operations and other operating requirements through consent decrees or corporate integrity agreements, debarment, exclusion from participation in federal health care programs and refusal of government contracts or future orders under existing contracts, among other consequences.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the False Claims Act, that may constrain the business or financial arrangements and relationships through which  we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

●

federal civil and criminal false claims laws, including the False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making or using a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government, including erroneous pricing information on which mandatory rebates, discounts and reimbursement amounts are based, or in the case of the False Claims Act, for violations of the federal Anti-Kickback Statute in connection with a claim for payment or for conduct constituting reckless disregard for the truth;

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

●

HIPAA, as amended by HITECH and their respective implementing regulations, which impose obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●

the federal Open Payments program, created under Section 6002 of the ACA, and its implementing regulations, which imposes new annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to annually report certain payments and transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

●	comparable state and foreign laws, which may be broader in scope than the analogous federal laws and may differ from each other in significant ways.

These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws, or that our compliance systems are inadequate to detect and report such conduct or to report accurate pricing information to the government. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, corporate integrity agreements or similar agreements to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, which could significantly harm our business. If any of the physicians or other healthcare providers or entities with whom we currently, or expect to, do business, including future collaborators, is found not to be in compliance with applicable laws, they and we may be subject to penalties and potential exclusion from participation in healthcare programs as a result of their non-compliance.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of our product candidates and to commercialize APADAZ and any of our product candidates that may be approved in the future and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell APADAZ and any product candidates for which we obtain marketing approval.

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

●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

●

establishment of a new and distinct methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices (generally as negotiated between the Medicare Part D plan and the pharmacy) of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●

extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations and extension of the inflation percentage applicable to existing branded drugs to new formulations for purposes of computing the inflation penalty component of Medicaid rebates;

●

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

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

Since its enactment, there have been judicial and congressional challenges to numerous provisions of the ACA, and we expect there will be additional challenges and amendments in the future. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress will likely consider additional legislation to repeal or repeal and replace other elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

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

We expect to potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Following the approval of APADAZ, we may experience growth in the number of our employees and the scope of our operations, particularly in the areas including sales, marketing and/or distribution. To manage potential future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel, depending on the commercialization strategy ultimately adopted.

Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The potential expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

An active trading market for our common stock may not be sustained and you may not be able to resell your shares of our common stock for a profit, if at all.

Prior to our initial public offering, or IPO, there had been no public market for our common stock. An active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell our shares at an attractive price or at all.

The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2015 at a price of $11.00 per share, our stock price has ranged from $2.45 to $26.15 through March 28, 2018. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Many of the factors described above are not within our control. For instance, in May 2016, we announced that the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of APADAZ but voted 18 to two against inclusion of abuse-deterrent labeling for APADAZ. The announcement was followed by a substantial decrease in the trading price of our common stock on The NASDAQ Global Market. Additionally, when we announced in June 2016 that the FDA had issued a CRL for our APADAZ NDA, the trading price of our common stock on The NASDAQ Global Market was subject to another substantial decrease. We cannot guarantee that future announcements will not have similar effects on the trading price of our common stock.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For instance, in December 2016, we received notice of a class action suit filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our IPO, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby. In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff subsequently filed a motion to remand the case to the Iowa District Court, and that motion was granted. In January 2018, the Iowa District Court issued an order postponing all deadlines and the setting of any schedule in the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund. On March 20, 2018, the Supreme Court issued its decision in Cyan and held that state courts have subject matter jurisdiction over putative class actions like the one filed against us, which assert claims arising under the Securities Act. Accordingly, the case will proceed in Iowa District Court. The suit against us is still in a preliminary stage and has not yet been set for trial. As such, we are unable to predict the timing or outcome of this litigation as of the date of this report. Such litigation could cause us to incur substantial costs and divert management’s attention and resources from our business. Further, companies listed on The NASDAQ Global Market, and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

In December 2016, we received notice of a class action suit filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby. In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff subsequently filed a motion to remand the case to the Iowa District Court, and that motion was granted. In January 2018, the Iowa District Court issued an order postponing all deadlines and the setting of any schedule in the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund. On March 20, 2018, the Supreme Court issued its decision in Cyan and held that state courts have subject matter jurisdiction over putative class actions like the one filed against us, which assert claims arising under the Securities Act. Accordingly, the case will proceed in Iowa District Court. The suit against us is still in a preliminary stage and has not yet been set for trial. We cannot predict the timing or outcome of this litigation and irrespective of its outcome, this litigation may cause us to incur substantial costs in related legal fees and divert management's attention and resources from our business.

A significant portion of our outstanding warrants and convertible securities are entitled to certain anti-dilution protections which, if triggered, may cause substantial dilution to your investment.

In June 2014, we issued to Deerfield (i) a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock at an exercise price of $0.78 per share, which is exercisable until June 2, 2024, or the Deerfield Warrant, and (ii) a convertible note under the Deerfield Facility Agreement, in the principal amount of $10.0 million, which bears interest at 9.75% per annum, or the Deerfield Note. Upon completion of our IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of our common stock at an exercise price of $5.85 per share and the outstanding principal and accrued interest under the Deerfield Note became convertible into shares of our common stock at a conversion price of $5.85 per share. The Deerfield Warrant and Deerfield Note each include an exercise or conversion, as applicable, price protection provision, pursuant to which the exercise or conversion, as applicable, price of the warrant or note will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Warrant's exercise price or the Deerfield Note's conversion price, as applicable, or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, pursuant to the terms of our fourth amendment to the Deerfield Warrant and Deerfield Note, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

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

According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 1,751,410 shares of our common stock, assuming a conversion date of December 31, 2017. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of December 31, 2017.

If Deerfield or the holders of the 2021 Notes elect to convert the Deerfield Note or the 2021 Notes, your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

Pursuant to our equity incentive plan, we may grant equity awards and issue additional shares of our common stock to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under this plan will be subject to automatic annual increases in accordance with the terms of the plans. To the extent that new options are granted and exercised, or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

Additionally, in October 2016, we entered into the ATM Agreement with Cowen under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. Cowen may sell common stock under the ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). To the extent that we direct Cowen to make any sales of our common stock under the ATM Agreement, our stockholders may experience additional dilution, which could cause our stock price to fall. As of March 28, 2018, we have sold 446,111 shares of common stock under the ATM Agreement, resulting in gross proceeds of $2.9 million.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of December 31, 2017, we had $96.3 million of convertible notes outstanding, consisting of the $10 million Deerfield Note and $86.3 million of 2021 Notes.

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

In addition, the provisions of our termination agreement with MonoSol and our agreements with Deerfield and the holders of our 2021 Notes may discourage, delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then MonoSol will be entitled to a percentage in the low teens of the price being paid to us and our stockholders in such transaction which is attributable to the value of KP415 or KP484. Pursuant to the Deerfield facility, we may not enter into any major transaction without the prior approval of Deerfield, including a merger, asset sale or change of control transaction, and pursuant to the Deerfield Note, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, of the Deerfield Note immediately prior to consummation of such event. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. Furthermore, the indenture governing the 2021 Notes requires us to repurchase the 2021 Notes for cash if we undergo certain fundamental changes. A takeover of us may trigger the requirement that we repurchase the 2021 Notes, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

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

We are an “emerging growth company” as defined in the Jump Start Our Business Startups Act, or the JOBS Act, and we take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $137.3 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

On December 22, 2017, and effective January 1, 2018, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act) which includes significant changes to the taxation of business entities. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the Tax Cuts and Jobs Act remains subject to interpretation and further guidance from U.S. taxing authorities and as a result, the overall impact of this tax reform is uncertain and may change due to interpretation changes, and our business and financial condition could be adversely affected. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. For our fiscal year ending December 31, 2017, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting on an annual basis. This requires that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the U.S. Securities and Exchange Commission, or SEC, or other regulatory authorities.

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

We occupy 1,000 square feet of headquarters office and laboratory space in Coralville, Iowa, under a non-cancelable lease agreement that expires in September 2018, and we have the right to extend the term of the lease for successive one-year terms upon expiration. We also occupy approximately 17,000 square feet of office space in Celebration, Florida, comprised of two contiguous office suites, under a non-cancelable lease agreement that expires in August 2025 and February 2026, respectively. We have the right to extend the term of the lease for two successive five-year terms upon expiration. In addition, we occupy leased space in Blacksburg, Virginia. We believe that our facilities are adequate for our current needs.

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

In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff subsequently filed a motion to remand the case to the Iowa District Court, and that motion was granted. In January 2018, the Iowa District Court issued an order postponing all deadlines and the setting of any schedule in the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund. On March 20, 2018, the Supreme Court issued its decision in Cyan and held that state courts have subject matter jurisdiction over putative class actions like the one filed against us, which assert claims arising under the Securities Act. Accordingly, the case will proceed in Iowa District Court. The suit against us is still in a preliminary stage and has not yet been set for trial. Accordingly, we are unable to predict the timing or outcome of this litigation as of the date of this report.

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

Price Range of Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “KMPH” since April 16, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

	Low	High
Year Ended December 31, 2016
First Quarter	$10.16	$19.72
Second Quarter	$3.52	$19.75
Third Quarter	$3.69	$5.50
Fourth Quarter	$2.90	$5.09
Year Ended December 31, 2017
First Quarter	$2.95	$5.40
Second Quarter	$2.95	$5.00
Third Quarter	$2.45	$4.15
Fourth Quarter	$3.44	$4.25

Holders of our Common Stock

As of March 28, 2018, we had 142 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The terms of the Deerfield facility, limits our ability to pay dividends.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our LAT, platform technology. We utilize our proprietary LAT platform technology to generate improved prodrug versions of FDA-approved drugs in the high need areas of ADHD, pain and other CNS disorders. Our co-lead clinical development candidates are KP415 and KP484, both based on a prodrug of methylphenidate, but with differing ER effect profiles for the treatment of ADHD. In addition, we have received FDA approval for APADAZ, and IR combination product of our prodrug, benzhydrocodone, and APAP. We are also advancing KP201/IR, an APAP-free IR formulation of our benzhydrocodone prodrug. Both APADAZ and KP201/IR are intended for the treatment of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

To date, we have not generated any revenue. We have incurred operating losses since our inception and, as of December 31, 2017, had an accumulated deficit of $164.7 million. Our losses from operations for the years ended December 31, 2017, 2016 and 2015 were $33.4 million, $37.5 million and $22.8 million, respectively.

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

●

potentially establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize APADAZ and any of our other product candidates for which we may obtain regulatory approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	add operational systems and personnel, including systems and personnel, if needed, to support any future commercialization efforts.

Our commercial revenue, if any, will be derived from sales of APADAZ or our other prodrug product candidates for which we obtain regulatory approval and we do not currently know when, if ever, APADAZ or our other product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Third-Party Agreements

In November 2009, we entered into a supply agreement, or the Supply Agreement, with Johnson Matthey Inc., or JMI, whereby JMI has agreed to supply us with all the KP201 necessary for clinical trials and commercial sale for a price equal to JMI's manufacturing cost and to provide process optimization and development services for KP201. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for KP201 would be exclusive to JMI in the United States and agreed to pay JMI royalties on the net sales of any products that utilize KP201 as the active pharmaceutical ingredient, or API. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes. Our FDA-approved drug, APADAZ, and product candidate, KP201/IR, both contain KP201.

We are responsible for all costs of any KP201 manufactured during a specified validation process for APADAZ and KP201/IR. After completion of the validation process, but prior to the commercial launch of any products that utilize KP201 as the API, JMI will manufacture batches of KP201 at a price to be negotiated. Failure to agree upon this pricing would result in JMI supplying these batches to us free of charge and we would pay JMI an additional royalty payment on such batches. The percentage royalty rate ranges from the low teens at low volumes to the low single digits at higher volumes and is additive to any minimum royalty we may owe JMI on such batch. JMI will manufacture and supply KP201 at a price equal to JMI's fully allocated manufacturing cost after commercial launch of APADAZ, as well as for KP201/IR should we obtain approval for marketing from the FDA.

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

Under our March 2012 asset purchase agreement with Shire Pharmaceuticals, LLC, or Shire, has a right of first refusal to acquire, license or commercialize KP415 and KP484.

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

Components of our Results of Operations

Revenue

To date, we have not generated any revenue. We do not currently know when, if ever, we will generate revenue. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We have not yet determined our strategy for commercializing APADAZ. If we fail to commercialize APADAZ or complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue would be compromised.

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

The following table summarizes our research and development costs for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Outsourced development costs directly identified to programs:
KP415	$10,116	$2,889	$111
KP484	153	—	—
APADAZ	956	7,019	7,342
KP201/IR	29	18	—
KP511	667	2,511	1,564
KP606	—	24	—
Total outsourced development costs directly identified to programs	11,921	12,461	9,017
Research and development costs not directly identified to programs:
Personnel costs including cash compensation, benefits and stock-based compensation	6,069	5,198	3,655
Facilities costs	456	394	197
Other costs	2,147	2,419	1,062
Total research and development costs not directly identified to programs	8,672	8,011	4,914
Total research and development costs	$20,593	$20,472	$13,931

We plan to increase our research and development expense for the foreseeable future as we continue our efforts to advance the development of our product candidates, subject to the availability of additional funding.

The successful commercialization of APADAZ and our product candidates, if approved, and development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to commercialize APADAZ or our product candidates, if approved, and complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the commercialization and development of products and product candidates.

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

We expect that our general and administrative expense will increase as we continue to operate as a public reporting company and continue to develop our product candidates. We believe that these increases will likely include increased costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to continue to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

Severance Expense

Severance expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation, for employees terminated in the third quarter of 2016 due to the deferral of commercial operations and realignment of financial resources and operational priorities during the period. We had no severance expense in 2017, and at this time, we do not expect to incur significant additional severance expense in future periods.

Other (Expense) Income

Other (expense) income consists primarily of non-cash costs associated with fair value adjustments to our derivative and warrant liability and amortization of debt issuance costs and debt discount to interest expense. Other (expense) income also includes interest expense incurred on our outstanding borrowings, as well as, interest and other income consisting primarily of interest earned on investments. Additionally, we recognized a loss on extinguishment of debt, for the year ended December 31, 2016, related to the payment of our term note previously issued to Deerfield. These items are unrelated to our core business and thus are recognized as other (expense) income in our statements of operations.

Income Tax Benefit (Expense)

Income tax benefit (expense) consists of refundable state income tax credits. To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. We have received state income tax credits related to our qualified research activities in Iowa.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Period-to-Period
	2017	2016	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	20,593	20,472	121
General and administrative	12,773	14,000	(1,227)
Severance expense	—	3,010	(3,010)
Total operating expenses	33,366	37,482	(4,116)
Loss from operations	(33,366)	(37,482)	4,116
Other (expense) income:
Loss on extinguishment of debt	—	(4,740)	4,740
Interest expense related to amortization of debt issuance costs and discount	(1,561)	(1,616)	55
Interest expense on principal	(5,776)	(5,511)	(265)
Fair value adjustment	(3,091)	32,465	(35,556)
Interest and other income, net	365	353	12
Total other (expense) income	(10,063)	20,951	(31,014)
Loss before income taxes	(43,429)	(16,531)	(26,898)
Income tax benefit	43	15	28
Net loss	$(43,386)	$(16,516)	$(26,870)

Net Loss

Net loss for the year ended December 31, 2017 was $43.4 million, an increase of $26.9 million compared to net loss for the year ended December 31, 2016 of $16.5 million. The increase was primarily attributable to a period-over-period change of $35.6 million in fair value adjustment related to changes in the derivative and warrant liability for each period resulting in non-cash expense of $3.1 million for the year ended December 31, 2017 compared to non-cash income of $32.5 million for the year ended December 31, 2016. Also contributing to the increase in net loss was an increase in net interest expense and other items of $0.1 million. These increases were partially offset by a decrease in loss from operations of $4.1 million and the non-recurrence in 2017 of a non-cash loss on extinguishment of debt of $4.7 million recognized during the year ended December 31, 2016 related to the payment of the term note previously issued to Deerfield.

Research and Development

Research and development expenses increased by $0.1 million, from $20.5 million for the year ended December 31, 2016, to $20.6 million for the year ended December 31, 2017. This increase was primarily attributable to an increase in personnel costs, including stock-based compensation of $0.7 million. This increase was partially offset by decreases in net third-party research and development costs of $0.5 million and other research and development costs related to overhead of $0.1 million.

General and Administrative

General and administrative expenses decreased by $1.2 million, from $14.0 million for the year ended December 31, 2016, to $12.8 million for the year ended December 31, 2017. This decrease was primarily attributable to decreases in professional fees and other expenses related to the APADAZ pre-commercialization efforts in 2016 of $0.7 million and personnel costs, including stock-based compensation of $0.9 million. These decreases are partially offset by increases in general and administrative costs related to overhead of $0.4 million in 2017.

Severance Expense

We had no severance expense in 2017. Severance expense of $3.0 million was recognized for the year ended December 31, 2016 due to the deferral of commercial operations and realignment of financial resources and operational priorities during the period. Severance expense was comprised of $1.9 million of stock-based compensation expense related to the acceleration of vesting on certain stock options upon employee termination and $1.1 million of personnel and other related charges.

Other (Expense) Income

Other (expense) income changed by $31.0 million, from income of $20.9 million for the year ended December 31, 2016, to expense of $10.1 million for the year ended December 31, 2017. This period-to-period change was primarily attributable to the $35.6 million change in the fair value adjustment related to our derivative and warrant liability and an increase in net interest expense and other items of $0.1 million. These changes were partially offset by the non-recurrence in 2017 of a non-cash loss on extinguishment of debt of $4.7 million recognized during the year ended December 31, 2016 related to the payment of the term note previously issued to Deerfield.

Comparison of the Years Ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Period-to-Period
	2016	2015	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	20,472	13,931	6,541
General and administrative	14,000	8,883	5,117
Severance expense	3,010	—	3,010
Total operating expenses	37,482	22,814	14,668
Loss from operations	(37,482)	(22,814)	(14,668)
Other (expense) income:
Loss on extinguishment of debt	(4,740)	—	(4,740)
Interest expense related to amortization of debt issuance costs and discount	(1,616)	(1,909)	293
Interest expense on principal	(5,511)	(2,671)	(2,840)
Fair value adjustment	32,465	(27,276)	59,741
Interest and other income, net	353	32	321
Total other (expense) income	20,951	(31,824)	52,775
Loss before income taxes	(16,531)	(54,638)	38,107
Income tax benefit (expense)	15	(26)	41
Net loss	$(16,516)	$(54,664)	$38,148

Net Loss

Net loss for the year ended December 31, 2016 was $16.5 million, a decrease of $38.2 million compared to net loss for the year ended December 31, 2015 of $54.7 million. The decrease was primarily attributable to a period-over-period change of $59.7 million in fair value adjustment related changes in the derivative and warrant liability for each period resulting in non-cash income of $32.4 million for the year ended December 31, 2016 compared to non-cash expense of $27.3 million for the year ended December 31, 2015. This decrease was partially offset by increases in loss from operations of $14.7 million, net interest expense and other items of $2.1 million and the recognition of a non-cash loss on extinguishment of debt of $4.7 million related to the payment of the term note previously issued to Deerfield.

Research and Development

Research and development expenses increased by $6.6 million, from $13.9 million for the year ended December 31, 2015, to $20.5 million for the year ended December 31, 2016. This increase was primarily attributable to a $3.5 million payment to a third-party to license an abuse-deterrent technology, as well as increases in personnel costs, including stock-based compensation of $1.6 million, professional fees and other expenses related to preparation for, and attendance at, the FDA advisory committee meeting held during the second quarter of 2016 of $1.0 million, and an increase in other research and development costs related to overhead of $0.5 million.

General and Administrative

General and administrative expenses increased by $5.1 million, from $8.9 million for the year ended December 31, 2015, to $14.0 million for the year ended December 31, 2016. This increase was primarily attributable to increases in personnel costs, including stock-based compensation of $3.1 million, professional fees and other expenses related to APADAZ pre-commercialization efforts in 2016 of $0.7 million, and general and administrative costs of $1.3 million.

Severance Expense

Severance expense of $3.0 million was recognized for the year ended December 31, 2016 due to the deferral of commercial operations for APADAZ and realignment of financial resources and operational priorities during the period. Severance expense was comprised of $1.9 million of stock-based compensation expense related to the acceleration of vesting on certain stock options upon employee termination and $1.1 million of personnel and other related charges. We had no severance expense in 2015.

Other (Expense) Income

Other (expense) income changed by $52.8 million, from an expense of $31.8 million for the year ended December 31, 2015, to income of $21.0 million for the year ended December 31, 2016. This period-to-period change was primarily attributable to the $59.7 million change in the fair value adjustment related to our derivative and warrant liability. This change was partially offset by an increase in net interest expense and other items of $2.2 million and a non-cash loss on extinguishment of debt of $4.7 million recognized in the first quarter of 2016 related to the payment of the term note previously issued to Deerfield.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2017, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our IPO. As of December 31, 2017, we had cash and cash equivalents of $10.9 million, restricted cash of $1.1 million, marketable securities of $31.4 million, trade date receivables of $2.0 million and long-term investments of $3.3 million. We completed the initial closing of our IPO in April 2015, with a subsequent closing in May 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters' exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the SEC on October 17, 2016.

On October 3, 2016, we entered into a Common Stock Sales Agreement, or ATM Agreement, with Cowen under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock in accordance with the ATM Agreement. As of March 28, 2018, we have sold 446,111 shares of our common stock under the ATM Agreement resulting in gross proceeds of $2.9 million.

We have incurred operating losses since our inception and, as of December 31, 2017, had an accumulated deficit of $164.7 million. We anticipate that we will continue to incur operating losses for at least the next several years. We expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Convertible Debt

As of December 31, 2017, we had $96.3 million of convertible notes outstanding, consisting of a secured convertible note with Deerfield in the principal amount of $10.0 million, or the Deerfield Note, and $86.3 million of principal amount of 5.50% senior convertible notes due 2021, or the 2021 Notes.

Deerfield Facility

In June 2014, we entered into the $60.0 million multi-tranche credit facility with Deerfield. At the time we entered into the Deerfield Facility Agreement, we borrowed the first tranche, which consisted of a $15.0 million term note and the $10.0 million convertible note, or the Deerfield Note. We used approximately $18.6 million of the net proceeds from the offering of our 5.50% senior convertible notes due 2021, or the 2021 Notes, to repay in full the $15.0 million original principal amount on the term note issued under the Deerfield Facility Agreement plus all accrued but unpaid interest on the term note, a make whole interest payment on the term note and a prepayment premium on the term note. Deerfield is no longer obligated to provide us any additional disbursements under the Deerfield Facility Agreement.

All loans issued under the Deerfield Facility Agreement, including the Deerfield Note, bear interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield Facility Agreement is due quarterly in arrears. Upon notice to Deerfield, we may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield facility, provided that all such interest was due on July 1, 2016. We elected this option on all eight of the scheduled interest payments through June 30, 2016, and paid all such interest on July 1, 2016. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Facility Agreement on the fourth and fifth anniversaries of the Deerfield Facility Agreement. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020.

Prepayment of the outstanding balance is not allowed without written consent of Deerfield. However, in connection with our offering of the 2021 Notes, on February 3, 2016, we entered into an amendment to the Deerfield Facility Agreement in which Deerfield consented to the prepayment of its $15.0 million term note and the issuance of the 2021 Notes.

Pursuant to the Deerfield Facility Agreement, we issued to Deerfield 1,923,077 shares of our Series D redeemable convertible preferred stock as consideration for the loans provided to us thereunder. Upon closing of our IPO, these shares of Series D redeemable convertible preferred stock reclassified into 256,410 shares of our common stock.

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

The Deerfield Facility Agreement also includes high yield discount obligation protections that go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield facility would qualify as an "applicable high yield discount obligation" under the Internal Revenue Code, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification.

2021 Notes

In February 2016, we issued the 2021 Notes in aggregate principal amount of $86.3 million. The 2021 Notes were originally issued to Cowen and RBC as representatives of the several initial purchasers, who subsequently resold the 2021 Notes to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act.

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

Cash Flows (in thousands):

Comparison of the Years Ended December 31, 2017 and 2016 (in thousands)

	Year Ended December 31,		Period-to-Period
	2017	2016	Change
Net cash used in operating activities	$(33,100)	$(29,772)	$(3,328)
Net cash provided by (used in) investing activities	27,412	(45,847)	73,259
Net cash (used in) provided by financing activities	(203)	61,163	(61,366)
Net decrease in cash, cash equivalents and restricted cash	$(5,891)	$(14,456)	$8,565

Operating Activities

For the year ended December 31, 2017, net cash used in operating activities of $33.1 million consisted of a net loss of $43.4 million, primarily attributable to our spending on research and development programs, and $1.6 million in changes in working capital, partially offset by $11.9 million in adjustments for non-cash items. The changes in working capital consisted of $0.9 million related to an increase in prepaid expenses and other assets and $0.8 million related to an increase in accounts payable and accrued expenses, partially offset by $0.1 million related to other liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $4.6 million, a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $3.1 million, non-cash interest expense of $2.2 million, amortization of debt issuance costs and debt discount of $1.6 million, and $0.4 million related to depreciation, amortization and other items.

For the year ended December 31, 2016, net cash used in operating activities of $29.8 million consisted of a net loss of $16.5 million, primarily attributable to changes in fair value of our derivative and warrant liabilities and our spending on research and development programs, and $16.6 million in adjustments for non-cash items, partially offset by $3.3 million in changes in working capital. The adjustments for non-cash items primarily consisted of non-cash income related to the change in the fair value of our derivative and warrant liabilities of $32.5 million, partially offset by stock-based compensation expense of $6.6 million, a loss on extinguishment of debt of $4.7 million related to the repayment of the term note issued under the Deerfield Facility Agreement, non-cash interest expense of $2.2 million, amortization of debt issuance costs and debt discount of $1.6 million, and $0.7 million related depreciation, amortization and other items. The changes in working capital consisted of $2.0 million related to a reduction in prepaid expenses and other assets, $1.1 million related to a reduction in accounts payable and accrued expenses and $0.2 million related to other liabilities.

Investing Activities

For the year ended December 31, 2017, net cash provided by investing activities was $27.4 million, which was primarily attributable to maturities of marketable securities of $55.0 million, partially offset by purchases of marketable securities and long-term investments of $27.4 million and purchases of property and equipment of $0.2 million.

For the year ended December 31, 2016, net cash used in investing activities was $45.8 million, which was primarily attributable to purchases of marketable securities and long-term investments of $89.8 million and purchases of property and equipment of $0.6 million, partially offset by maturities of marketable securities of $44.6 million.

Financing Activities

For the year ended December 31, 2017, net cash used in financing activities was $203,000. Net cash consisted of a repayment of $157,000 of obligations under capital lease arrangements and payment of $50,000 of deferred offering costs; these payments were partially offset by proceeds from exercise of common stock warrants of $4,000.

For the year ended December 31, 2016, net cash provided by financing activities was $61.2 million. Net cash consisted of (i) $82.8 million in proceeds, net of discounts and commissions, from the issuance of the 2021 Notes, of which we used approximately $18.6 million to repay in full the $15.0 million principal amount, accrued but unpaid interest, a make whole interest payment and a prepayment premium all related to the term note issued under the Deerfield Facility Agreement and (ii) $0.1 million in proceeds from the exercise of common stock options and warrants; partially offset by payment of $1.9 million of principal on the Deerfield Note, related to capitalized interest that was added to principal, payment of debt issuance costs of $1.0 million and payment of $0.2 million of deferred offering costs and obligations under a capital lease.

Comparison of the Years Ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Period-to-Period
	2016	2015	Change
Net cash used in operating activities	$(29,772)	$(20,268)	$(9,504)
Net cash used in investing activities	(45,847)	(19,137)	(26,710)
Net cash provided by financing activities	61,163	61,468	(305)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,456)	$22,063	$(36,519)

Operating Activities

For the year ended December 31, 2016, net cash used in operating activities of $29.8 million consisted of a net loss of $16.5 million, primarily attributable to changes in fair value of our derivative and warrant liabilities and our spending on research and development programs, and $16.6 million in adjustments for non-cash items, partially offset by $3.3 million in changes in working capital. The adjustments for non-cash items primarily consisted of non-cash income related to the change in the fair value of our derivative and warrant liabilities of $32.5 million, partially offset by stock-based compensation expense of $6.6 million, a loss on extinguishment of debt of $4.7 million related to the repayment of the term note issued under the Deerfield Facility Agreement, non-cash interest expense of $2.2 million, amortization of debt issuance costs and debt discount of $1.6 million, and $0.7 million related to depreciation, amortization and other items. The changes in working capital consisted of $2.0 million related to a reduction in prepaid expenses and other assets, $1.1 million related to a reduction in accounts payable and accrued expenses and $0.2 million related to other liabilities.

For the year ended December 31, 2015, net cash used in operating activities of $20.3 million consisted of a net loss of $54.7 million, primarily attributable to changes in fair value of our derivative and warrant liabilities and our spending on research and development programs, partially offset by $34.3 million in adjustments for non-cash items and $0.1 million in changes in working capital. The adjustments for non-cash items primarily consisted of a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $27.3 million, non-cash interest expense of $2.7 million, stock-based compensation expense of $2.4 million, and amortization of debt issuance costs and debt discount of $1.9 million. The changes in working capital consisted of $1.3 million related to a reduction in prepaid expense and other assets, partially offset by $1.2 million related to an increase in accounts payable and accrued expenses.

Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $45.8 million, which was primarily attributable to purchases of marketable securities and long-term investments of $89.8 million and purchases of property and equipment of $0.6 million, partially offset by maturities of marketable securities of $44.6 million.

For the year ended December 31, 2015, net cash used in investing activities was $19.1 million, which was primarily attributable to the purchases of marketable securities and long-term investments of $19.0 million and purchases of property and equipment of $0.1 million.

Financing Activities

For the year ended December 31, 2016, net cash provided by financing activities was $61.2 million. Net cash consisted of (i) $82.8 million in proceeds, net of discounts and commissions, from the issuance of the 2021 Notes, of which we used approximately $18.6 million to repay in full the $15.0 million principal amount, accrued but unpaid interest, a make whole interest payment and a prepayment premium all related to the term note issued under the Deerfield Facility Agreement and (ii) $0.1 million in proceeds from the exercise of common stock options and warrants; partially offset by payment of $1.9 million of principal on the Deerfield Note, related to capitalized interest that was added to principal, payment of debt issuance costs of $1.0 million and payment of $0.2 million of deferred offering costs and obligations under a capital lease.

For the year ended December 31, 2015, net cash provided by financing activities was $61.5 million. Net cash consisted of (i) $59.9 million in proceeds, net of underwriter's discounts, from our IPO, in which we issued and sold 5,090,909 shares of our common stock at a public offering price of $11.00 per share in April 2015, and subsequently sold an additional 763,636 shares of our common stock pursuant to the underwriters' option to purchase additional shares in May 2015, and (ii) proceeds of $4.0 million from the issuance of our Series D-1 convertible redeemable preferred stock in February 2015 and $0.5 million of proceeds related to the exercise of stock options and warrants, partially offset by payment of debt and stock issuance costs of $2.5 million and payment of deferred offering costs and other items of $0.4 million.

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue until we commercialize APADAZ and/or we obtain regulatory approval of and commercialize one of our product candidates. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We also have not determined our strategy for commercializing APADAZ, and we cannot guarantee that any strategy we adopt will be successful. We also expect to continue to incur additional costs associated with operating as a public company. In addition, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution of APADAZ and our product candidates, subject to obtaining regulatory approval of our product candidates. We anticipate that we will need substantial additional funding in connection with our continuing operations.

The auditor's opnion on our audited financial statements for the year ended December 31, 2017, includes an explanatory paragraph stating that our recurring losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

Based upon our current operating plan, existing resources are not expected to be sufficient to fund operating expense and capital investment requirements through the first quarter of 2019. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. To meet any additional cash requirements, we may seek to sell additional equity, including pursuant to our ATM Agreement, debt financings, including potential convertible securities that may result in dilution to our stockholders, or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We cannot guarantee that we will be able to generate sufficient proceeds from sales under our ATM Agreement or otherwise, or be successful in completing other funding transactions, to fund our operating expenses. Because of the numerous risks and uncertainties associated with the development and commercialization of products and product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of any of our product or product candidates.

Our future capital requirements will depend on many factors, including:

●	the progress and results of our preclinical studies, clinical trials and other product development and commercialization activities;

●	the ability to obtain differentiated claims in the labels for our product candidates;

●	the number and development requirements of product candidates that we may pursue;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the efforts necessary to institute post-approval regulatory compliance requirements for APADAZ and our product candidates;

●

the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for APADAZ and any of our product candidates for which we receive marketing approval;

●

the revenue, if any, received from commercial sales of APADAZ and our product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of APADAZ and our product candidates from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which APADAZ and our product candidates are assigned;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other products or product candidates and technologies.

Our commercial revenue, if any, will be derived from sales of APADAZ or our prodrug product candidates and we do not currently know when, if ever, APADAZ or our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities or this debt may restrict our ability to operate. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Accrued Expenses

We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

●	fees paid to contract research organizations, or CROs, in connection with preclinical and toxicology studies and clinical trials;

●	fees paid to investigative sites in connection with clinical trials;

●	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and product candidates; and

●	professional fees.

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

Stock-Based Compensation

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period. Stock-based compensation expense has been reported in our statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$1,304	$1,051	$610
General and administrative	3,258	3,639	1,759
Severance expense	—	1,910	—
Total stock-based compensation expense	$4,562	$6,600	$2,369

Determination of the Fair Value of Stock-Based Compensation Grants

We calculate the fair value of stock-based compensation arrangements using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

●

historically we have not had sufficient experience to estimate the volatility of our common stock. As such we calculated the expected volatility based on reported data for selected similar publicly traded companies for which the historical information is available, or peer volatility, and blended it with our historical volatility, or leverage-adjusted peer volatility. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. We utilized this leverage-adjusted peer volatility for grants prior to the IPO, as well as grants within the two-year period immediately following the IPO. For grants after the second anniversary of the IPO we utilized our historical volatility to determine the expected volatility;

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

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.88% - 2.26%	1.29% - 1.50%	1.40% - 1.99%
Expected term (in years)	5.12 - 7.00	5.50 - 6.25	4.33 - 6.25
Expected volatility	85.35% - 95.08%	77.38% - 94.78%	68.79% - 86.84%
Expected dividend yield	0%	0%	0%

Based upon the stock price of $4.05 per share, which is the last sale price of our common stock reported on The NASDAQ Global Market as of December 29, 2017, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of December 31, 2017 and 2016, was $472,000 and $26,000, respectively, of which $29,000 as of December 31, 2017, and $26,000 as of December 31, 2016, related to vested options and $443,000 as of December 31, 2017, and $0 as of December 31, 2016, related to unvested options.

Determination of Exercise Price of Stock Options and the Fair Value of Common Stock on Grant Dates Prior to Our IPO

The following table summarizes by grant date the number of shares of common stock subject to stock options granted between January 1, 2015 and March 2, 2015, as well as the associated per-share exercise price and the estimated fair value per share of our common stock on the grant date:

	Number of		Estimated
	Shares Underlying	Exercise Price	Fair Value
Grant Date	Options Granted	Per Share	Per Share
January 20, 2015	8,640	8.63	8.63
March 2, 2015	145,999	8.63	8.63

In setting the exercise price of the stock options at each of the grant dates management and the board of directors considered a third-party valuation in determining the exercise price of the stock options.

We undertook a third-party valuation of the fair value of our common stock as of December 31, 2014, for financial reporting purposes. The estimated fair value per share of our common stock in the table above, as determined by the third-party valuation was used to measure the stock-based compensation expense for options granted.

There is inherent uncertainty in these estimates and, if we had made different assumptions than those described, the fair value of the underlying common stock and amount of our stock-based compensation expense, net loss and net loss per share amounts would have differed.

Common Stock Valuation Methodology—Third-Party Valuations

In estimating the fair value of our common stock at December 31, 2014, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, management and our third-party valuation specialists utilized the probability weighted expected return method, or PWERM, approach to allocate equity value to our common stock. The PWERM approach employs various market, income or cost approach calculations depending on the likelihood of various liquidation scenarios. For each of the various scenarios, an equity value is estimated and the rights and preferences for each class of stock are then considered to allocate the equity value to common stock. The common stock value is then multiplied by a discount factor reflecting the calculated discount rate and the timing of the event. Lastly, the common share value is multiplied by an estimated probability for each scenario. The probability and timing of each scenario are based on discussions between our board of directors and our management team. Under the PWERM, the value of our common stock was estimated based on four possible future events for our company:

●	an earlier or later IPO;

●	a strategic merger or sale;

●	our remaining a private company; and

●	the dissolution of our company.

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

Determination of Exercise Price of Stock Options made at Our IPO

For the grants made on April 15, 2015, management and the board of directors relied on our IPO price to determine the exercise price of the stock options.

Determination of Exercise Price of Stock Options after Our IPO

After completion of our IPO, management and the board of directors have relied on the closing sale price of our common stock as reported on The NASDAQ Global Market on the date of grant to determine the exercise price of stock options.

Fair Value of Financial Instruments

We have common stock warrants, put options embedded within those warrants, fundamental change and make-whole interest provisions embedded within our convertible notes and put option embedded within the Deerfield Note that meet the definition of derivative financial instruments and are accounted for as derivatives. The fair value of these derivatives is based on Monte Carlo simulation models generated at each reporting period.

The derivative liability for the common stock warrants was $5.1 million and $4.2 million at December 31, 2017 and 2016, respectively. The derivative liability for the put options embedded within the common stock warrants was $0.4 million at December 31, 2017 and 2016, respectively. The derivative liability for the fundamental change and make-whole interest provisions embedded within our convertible notes was $14,000 and $6,000 at December 31, 2017 and 2016. The put option embedded within the Deerfield Note was $2.2 million at December 31, 2017 and had no value as of December 31, 2016. A 10% increase in the enterprise value would result in an increase of $0.6 million in the estimated fair value of the common stock warrants, an increase of $38,000 in the estimated fair value of the put options embedded within the common stock warrants, an increase of $4,000 in the estimated fair value of the fundamental change and make-whole interest provisions embedded within our convertible notes and an increase of $0.4 million in the estimated fair value of the put option embedded within the Deerfield Note at December 31, 2017.

Upon exercise of the warrants, we will adjust the associated derivative liability to fair value with any changes recorded in other (expense) income. At such time, such derivative liability will also be reclassified to additional paid-in capital, and no further revaluations will be necessary.

Utilization of Net Operating Loss Carryforwards and Research and Development Credits

As of December 31, 2017, we had federal net operating loss, or NOL, carryforwards of approximately $137.3 million with expiration dates from 2027 to 2037. We also had research and development credit carryforwards of $3.8 million with expiration dates ranging from 2027 to 2037.

In accordance with Section 382 of the Code, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOL carryforwards created during the tax periods prior to the change in ownership. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance codified in Accounting Standards Codification, or ASC, Topic 606, Revenue Recognition—Revenue from Contracts with Customers, or ASC 606, which amends the guidance in former ASC 605, Revenue Recognition, and becomes effective beginning January 1, 2018. We do not currently expect this standard to have a material effect on our financial statements upon adoption since we are not generating revenue at this time.

In November 2015, the FASB issued Accounting Standards Update, or ASU, 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740), or ASU 2015-17, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2015-17 did not have a material impact on our financial statements and disclosures as we maintain a full valuation allowance over our deferred tax liabilities and assets.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall – Recognition and Measurement of Financial Assets and Liabilities (Topic 825-10), or ASU 2016-01, which provides several updates related to Topic 825-10. This update applies to all entities that hold financial assets or owe financial liabilities. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not currently expect ASU 2016-01 to have a material effect on our financial statements and disclosures upon adoption.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments, or ASU 2016-06, which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-06 did not have a material impact on our financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-09 did not have a material impact on our financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230), or ASU 2016-15, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update applies to all entities that are required to present a statement of cash flows under Topic 230. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not currently expect ASU 2016-15 to have a material effect on our financial statements and disclosures upon adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18, which addresses the treatment of restricted cash and restricted cash equivalents in the statement of cash flows. This update applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We early adopted ASU 2016-18 in the second quarter of 2017. The adoption of ASU 2016-18 reduced our net cash used in investing activities and net decrease in cash and cash equivalents on the statements of cash flows by $1.1 million for the year ended December 31, 2016, as compared to the net cash used in investing activities and net decrease in cash and cash equivalents on the statements of cash flows if we had not early adopted ASU 2016-18. This reclassification had no effect on the balance sheets, statements of operations or statements of changes in redeemable convertible preferred stock and stockholders' deficit.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting, or ASU 2017-09, which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This update applies to any entity that changes the terms or conditions of a stock-based payment award. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not currently expect ASU 2017-09 to have a material effect on our financial statements and disclosures upon adoption.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, or ASU 2017-11, which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of the adoption of ASU 2017-11 on our financial statements and disclosures.

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

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled "Internal Control – Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017, the end of our most recent fiscal year.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain an "emerging growth company" as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

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

The information required by this Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 annual meeting of stockholders, or the proxy statement, and, is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of KemPharm, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of KemPharm, Inc. (the Company) as of December 31, 2017, the related statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has recurring losses from operations, negative operating cash flows, and a stockholders’ deficit and its existing cash and cash equivalents, restricted cash, marketable securities, trade date receivables and long-term investments are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from the auditor report date. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Orlando, Florida

March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of KemPharm, Inc.

We have audited the accompanying balance sheet of KemPharm, Inc. as of December 31, 2016, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KemPharm, Inc. at December 31, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 10, 2017

except for the effects of the retrospective adoption of Accounting Standards Update 2016-18 discussed in Note A, Reclassifications, as to which the date is

March 30, 2018

KEMPHARM, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$10,871	$16,762
Restricted cash	1,100	1,100
Marketable securities	31,358	51,003
Trade date receivables	2,005	5,003
Prepaid expenses and other current assets	1,662	489
Total current assets	46,996	74,357
Property and equipment, net	2,004	1,970
Long-term investments	3,250	8,200
Other long-term assets	206	360
Total assets	$52,456	$84,887

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$7,875	$6,444
Current portion of convertible notes	3,333	—
Current portion of capital lease obligation	189	157
Other current liabilities	112	41
Total current liabilities	11,509	6,642
Convertible notes, less current portion, net	89,398	91,170
Derivative and warrant liability	7,709	4,618
Capital lease obligation, less current portion	562	657
Other long-term liabilities	794	496
Total liabilities	109,972	103,583

Commitments and contingencies (Note G)

Stockholders' deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 14,657,430 shares issued and outstanding as of December 31, 2017; 14,646,982 shares issued and outstanding as of December 31, 2016	1	1
Additional paid-in capital	107,209	102,643
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2017 or December 31, 2016	—	—
Accumulated deficit	(164,726)	(121,340)
Total stockholders' deficit	(57,516)	(18,696)
Total liabilities and stockholders' deficit	$52,456	$84,887

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenue	$—	$—	$—
Operating expenses:
Research and development	20,593	20,472	13,931
General and administrative	12,773	14,000	8,883
Severance expense	—	3,010	—
Total operating expenses	33,366	37,482	22,814
Loss from operations	(33,366)	(37,482)	(22,814)
Other (expense) income:
Loss on extinguishment of debt	—	(4,740)	—
Interest expense related to amortization of debt issuance costs and discount	(1,561)	(1,616)	(1,909)
Interest expense on principal	(5,776)	(5,511)	(2,671)
Fair value adjustment related to derivative and warrant liability	(3,091)	32,465	(27,276)
Interest and other income, net	365	353	32
Total other (expense) income	(10,063)	20,951	(31,824)
Loss before income taxes	(43,429)	(16,531)	(54,638)
Income tax benefit (expense)	43	15	(26)
Net loss	$(43,386)	$(16,516)	$(54,664)

Net loss per share:
Basic and diluted	$(2.96)	$(1.13)	$(7.42)

Weighted average number of shares of common stock outstanding:
Basic and diluted	14,652,898	14,597,053	7,368,681

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands)

	Redeemable Convertible Preferred Stock							Additional			Total
	Series						Common	Paid-in	Preferred	Accumulated	Stockholders'
	A	B	C	D	D-1	Total	Stock	Capital	Stock	Deficit	Equity
Balance as of January 1, 2015	$3,343	$3,313	$11,892	$5,659	$—	$24,207	$—	$1,652	$—	$(50,160)	$(48,508)
Net loss	—	—	—	—	—	—	—	—	—	(54,664)	(54,664)
Stock-based compensation expense	—	—	—	—	—	—	—	2,369	—	—	2,369
Exercise of stock options and warrants	—	—	—	—	—	—	—	4,749	—	—	4,749
Issuance of Series D-1 preferred stock	—	—	—	—	4,000	4,000	—	—	—	—	—
Issuance of common stock in connection with IPO, net of discounts and commissions	—	—	—	—	—	—	1	59,891	—	—	59,892
Conversion of 2013 warrants to equity classification	—	—	—	—	—	—	—	1,110	—	—	1,110
Conversion of preferred stock into common stock upon IPO	(3,343)	(3,313)	(11,892)	(5,659)	(4,000)	(28,207)	—	28,207	—	—	28,207
Offering expenses charged to equity	—	—	—	—	—	—	—	(3,276)	—	—	(3,276)
Balance as of December 31, 2015	$—	$—	$—	$—	$—	$—	$1	$94,702	$—	$(104,824)	$(10,121)
Net loss	—	—	—	—	—	—	—	—	—	(16,516)	(16,516)
Stock-based compensation expense	—	—	—	—	—	—	—	6,600	—	—	6,600
Exercise of stock options and warrants	—	—	—	—	—	—	—	896	—	—	896
Write-off of deferred offering costs	—	—	—	—	—	—	—	445	—	—	445
Balance as of December 31, 2016	$—	$—	$—	$—	$—	$—	$1	$102,643	$—	$(121,340)	$(18,696)
Net loss	—	—	—	—	—	—	—	—	—	(43,386)	(43,386)
Stock-based compensation expense	—	—	—	—	—	—	—	4,562	—	—	4,562
Exercise of stock options and warrants	—	—	—	—	—	—	—	4	—	—	4
Balance as of December 31, 2017	$—	$—	$—	$—	$—	$—	$1	$107,209	$—	$(164,726)	$(57,516)

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(43,386)	$(16,516)	$(54,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	4,740	—
Write-off of deferred offering costs	60	445	—
Stock-based compensation expense	4,562	6,600	2,369
Non-cash interest expense	2,222	2,222	2,671
Amortization of debt issuance costs and debt discount	1,561	1,616	1,909
Depreciation and amortization expense	336	175	84
Fair value adjustment	3,091	(32,465)	27,276
Loss on sublease and disposal of fixed assets	104	91	—
Change in assets and liabilities:
Prepaid expenses and other assets	(926)	2,018	(1,228)
Accounts payable and accrued expenses	(801)	1,118	1,315
Other liabilities	77	184	—
Net cash used in operating activities	(33,100)	(29,772)	(20,268)

Cash flows from investing activities:
Purchases of property and equipment	(181)	(643)	(135)
Purchases of marketable securities and long-term investments	(27,378)	(89,849)	(19,002)
Maturities of marketable securities	54,971	44,645	—
Net cash provided by (used in) investing activities	27,412	(45,847)	(19,137)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discounts and commissions	—	82,800	—
Repayment of term notes and related accrued interest	—	(18,621)	—
Payment of principal on convertible notes arising from capitalized interest	—	(1,931)	—
Payment of deferred offering costs	(50)	(164)	(315)
Payment of debt and stock issuance costs	—	(983)	(2,533)
Repayment of obligations under capital lease	(157)	(79)	(32)
Proceeds from exercise of common stock options and warrants	4	141	413
Proceeds from issuance of Series D-1 redeemable convertible preferred stock	—	—	4,000
Proceeds from initial public offering, net of discounts and commissions	—	—	59,892
Proceeds from exercise of Series D preferred stock warrants	—	—	43
Net cash (used in) provided by financing activities	(203)	61,163	61,468
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,891)	(14,456)	22,063
Cash, cash equivalents and restricted cash, beginning of year	17,862	32,318	10,255
Cash, cash equivalents and restricted cash, end of year	$11,971	$17,862	$32,318

Supplemental cash flow information:
Cash paid for interest	$5,717	$3,289	$—
Trade date receivables	2,005	5,003	—
Property and equipment financed under a lease agreement	284	867	—
Transfer of warrants to equity upon exercise	—	755	4,293
Property and equipment included in accounts payable and accrued expenses	3	281	—
Deferred offering costs included in accounts payable and accrued expenses	—	85	428
Conversion of preferred stock into common stock upon initial public offering	—	—	28,207
Unpaid offering costs charged to equity	—	—	3,276
Reclassification of 2013 warrants to equity	—	—	1,110

See accompanying notes to financial statements

KEMPHARM, INC.

NOTES TO FINANCIAL STATEMENTS

A.	Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through its Ligand Activated Therapy ("LAT") platform technology. The Company utilizes its proprietary LAT platform technology to generate improved prodrug versions of U.S. Food and Drug Administration (the "FDA") approved drugs in the high need areas of attention deficit hyperactivity disorder ("ADHD"), pain and other central nervous system ("CNS") disorders. The Company was formed and incorporated in Iowa on October 30, 2006 and reorganized in Delaware on May 30, 2014.

Going Concern

The financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring losses from operations, stockholders' deficit and negative operating cash flows due to its ongoing research and development of its product and product candidates. The Company also has an accumulated deficit as of  December 31, 2017. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these financial statements are issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows and additional financing.

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents, marketable securities and trade date receivables, as well as, financing through the Company's active registration statement on Form S-3 covering the sale of up to $150.0 million of the Company's common stock, preferred stock, and debt and/or warrants. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock through an "at-the-market offering."

Initial Public Offering and Reverse Stock Split

In April 2015, the Company completed an initial public offering ("IPO") of its common stock. Prior to the commencement of the IPO, the Company effected a 1-for-7.5 reverse stock split of its issued common stock. All applicable share data, per share amounts and related information in the financial statements and notes thereto have been retroactively adjusted to give effect to this reverse stock split. Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted or reclassified into shares of common stock and all outstanding warrants to acquire shares of the Company’s redeemable convertible preferred stock became warrants to acquire the Company’s common stock. In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 250,000,000 shares, designated as common stock, and 10,000,000 shares, designated as preferred stock, each with a par value of $0.0001 per share.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

During the second quarter of 2017, the Company early adopted Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which addresses the treatment of restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 reduced the Company’s net cash used in investing activities and net decrease in cash and cash equivalents on the statements of cash flows by $1.1 million for the year ended December 31, 2016, as compared to the net cash used in investing activities and net decrease in cash and cash equivalents on the statements of cash flows if the Company had not early adopted ASU 2016-18. This reclassification had no effect on the balance sheets, statements of operations or statements of changes in redeemable convertible preferred stock and stockholders' deficit. The Company did not have restricted cash for the year ended December 31, 2015.

Entry into ATM Agreement

On October 3, 2016, the Company entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through Cowen as the Company's sales agent. The Company’s registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the U.S. Securities and Exchange Commission ("SEC") on October 17, 2016. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock in accordance with the ATM Agreement.

Cowen may sell common stock under the ATM Agreement by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act or 1933, as amended ("Securities Act"), including without limitation sales made by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement, and also has provided Cowen with customary indemnification rights.

The Company is not obligated to make any sales of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement in accordance with its terms. As of December 31, 2017, the Company had deferred offering costs recorded within other long-term assets in the amount of $0.2 million.

As of March 28, 2018, the Company has sold 446,111 shares of common stock under the ATM Agreement, resulting in gross proceeds of $2.9 million.

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

Marketable Securities and Long-term Investments

The Company maintains investment securities that are classified as trading securities. These securities are carried at fair value with unrealized gains and losses included in other (expense) income on the statements of operations. The securities primarily consist of certificates of deposit, U.S. Treasury securities and U.S. government-sponsored agency securities.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation and amortization. Costs of renewals and improvements that extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to ten years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the related lease. Upon retirement or disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts with the resulting gains or losses, if any, reflected in the statements of operations.

Debt Issuance Costs

Debt issuance costs incurred in connection with financing arrangements are amortized over the life of the respective financing arrangement using the effective interest method.

Supply Arrangements

The Company enters into supply arrangements for the supply of components of its product and product candidates. These arrangements also may include a share of future revenue if related product or product candidates reach commercialization. Costs under these supply arrangements, if any, are expensed as incurred (Note H).

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying values, an impairment loss is recorded for the difference between the carrying values and fair values of the asset. No such impairment occurred for the years ended December 31, 2017, 2016 or 2015.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2017 and 2016.

The Company files income tax returns in the United States for federal and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years prior to 2013, although carryforward attributes that were generated prior to 2013 may still be adjusted upon examination by the Internal Revenue Service if used in a future period. No income tax returns are currently under examination by taxing authorities.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment. All assets of the Company were held in the United States as of December 31, 2017 and 2016.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2015-17 did not have a material impact on the Company's financial statements and disclosures as the Company maintains a full valuation allowance over its deferred tax liabilities and assets.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-06 did not have a material impact on the Company's financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-09 did not have a material impact on the Company's financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, which applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2016-18 in the second quarter of 2017. Refer to Note A for discussion regarding the impact the adoption of ASU 2016-18 had on the Company's financial statements and disclosures.

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

C.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2017	2016
Prepaid insurance	$202	$333
Other receivables	76	58
Other prepaid expenses and current assets	1,384	98
Total prepaid expenses and other current assets	$1,662	$489

D.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$983	$842
Furniture and office equipment	655	733
Computers and hardware	292	231
Leasehold improvements	1,003	769
Total property and equipment	2,933	2,575
Less: accumulated depreciation and amortization	(929)	(605)
Property and equipment, net	$2,004	$1,970

The Company leases various equipment and leasehold improvements under capital lease agreements. The assets under capital leases are included in property and equipment as follows (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$366	$271
Furniture and office equipment	541	537
Leasehold improvements	59	59
Total property and equipment financed under a capital lease agreement	966	867
Less: accumulated depreciation and amortization	(150)	(31)
Property and equipment financed under a capital lease agreement, net	$816	$836

The estimated useful lives of property and equipment are as follows:

Useful Life
Asset Category	(in years)
Laboratory equipment	10
Furniture and office equipment	5 - 10
Computers and hardware	3 - 7
Leasehold improvements	9

Depreciation and amortization expense, including amounts pertaining to assets held under capital leases, was approximately $336,000, $175,000 and $84,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

E.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accrued interest	$2,222	$2,222
Accrued banking fees	700	700
Accrued severance	—	646
Accrued payroll	1,118	1,024
Accounts payable	2,177	469
Other accrued expenses	1,658	1,383
Total accounts payable and accrued expenses	$7,875	$6,444

F.	Debt Obligations

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

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the net loss per share calculation (Note I). If a Major Transaction occurs, as defined below, Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Warrant Put Option”). A Major Transaction is (i) a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or other similar event; (ii) the sale or transfer in one transaction or a series of related transactions of all or substantially all of the assets of the Company; (iii) a third-party purchase, tender or exchange offer made to the holders of outstanding shares, such that following such purchase, tender or exchange offer a change of control has occurred; (iv) the liquidation, bankruptcy, insolvency, dissolution or winding-up affecting the Company; (v) the shares of the Company’s common stock cease to be listed on any eligible market; and (vi) at any time, the shares of the Company’s common stock cease to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, the Company issued to Deerfield 1,923,077 shares of Series D Preferred as consideration for the loans provided to the Company under the Deerfield Facility Agreement. Upon completion of the IPO, these shares automatically reclassified into 256,410 shares of the Company’s common stock. The Company recorded the fair value of the shares of Series D Preferred of $1.5 million, to debt issuance costs on the date of issuance. The Company recorded the fair value of the Deerfield Warrant and the embedded Warrant Put Option to debt discount on the date of issuance. The debt issuance costs and debt discount are amortized over the term of the related debt and the expense is recorded as interest expense related to amortization of debt issuance costs and discount in the statements of operations.

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

Interest accrued on outstanding debt under the Deerfield Facility Agreement is due quarterly in arrears. Upon notice to Deerfield, the Company had the option to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Facility Agreement, provided that all such interest was due on July 1, 2016. The Company elected this option on all eight of the scheduled interest payments through June 30, 2016. The accrued interest added to outstanding principal, was paid to Deerfield on July 1, 2016.

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

The net proceeds from the Note Offering were approximately $82.8 million, after deducting the Initial Purchasers’ discount and estimated offering expenses. Concurrent with the Note Offering, the Company used approximately $18.6 million of the net proceeds from the Note Offering to repay in full the Term Notes, plus all accrued but unpaid interest, a make-whole interest payment and a prepayment premium on the Term Notes. This principal, accrued but unpaid interest, make-whole interest payment and prepayment premium on the Term Notes is reflected as a cash outflow from financing activity in the statements of cash flows.

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

Fourth Amendment to Deerfield Convertible Notes and Deerfield Warrant

In connection with entering into the ATM Agreement, on October 3, 2016, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Deerfield Convertible Note and the Deerfield Warrant with Deerfield. The Fourth Amendment, among other things, clarifies the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Note and Deerfield Warrant, respectively, in the event that the Company effects an “at the market offering” as defined in Rule 415 of the Securities Act of its common stock.

Convertible Notes

Future minimum principal payments under convertible notes as of December 31, 2017, were as follows (in thousands):

Convertible
Year Ending December 31,	Notes
2018	$3,333
2019	3,333
2020	3,334
2021	86,250
Total minimum principal payments	96,250
Less: debt issuance costs and discount	(3,519)
Convertible notes, net	$92,731

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. As of December 31, 2017 and 2016, the Company had unused letters of credit in the amount of $0.4 million. The line of credit had a maturity date of January 31, 2018. On January 31, 2018, the line of credit was renewed for an additional two year term and will now mature on  January 31, 2020. As of  December 31, 2017 and 2016, the Company had no outstanding balances under the line of credit. The Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the borrowing capacity under the line of credit, held by the same bank institution. The money market account is reported as restricted cash on the balance sheets. The line of credit contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the 1-month London Interbank Offered Rate plus 2.00% per annum. The interest rate under the Line of Credit Agreement was 3.36%, as of December 31, 2017.

G.	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of December 31, 2017 and 2016, no accruals have been made related to commitments and contingencies.

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

In December 2016, a class action suit was filed against the Company in the Iowa District Court in Johnson County by a stockholder alleging that the Company, certain of its senior executives and directors who signed the registration statement in connection with its IPO, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that the Company filed with the SEC in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased the Company's common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby.

In January 2017, the class action suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff subsequently filed a motion to remand the case to the Iowa District Court, and that motion was granted. In January 2018, the Iowa District Court issued an order postponing all deadlines and the setting of any schedule in the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund. On March 20, 2018, the Supreme Court issued its decision in Cyan and held that state courts have subject matter jurisdiction over putative class actions like the one filed against us, which assert claims arising under the Securities Act. Accordingly, the case will proceed in Iowa District Court. The suit against the Company is still in a preliminary stage and has not yet been set for trial. Accordingly, the Company is unable to predict the timing or outcome of this litigation as of the date of this report.

Lease Agreements

Iowa

The Company leases office and laboratory facilities in Iowa under a non-cancelable operating lease. The Company’s lease for its Iowa facilities expires in September 2018 and includes a renewal option that could extend the lease for successive one-year terms upon expiration.

Florida

The Company leases office space in Florida, comprised of two contiguous office suites, under non-cancelable operating leases, which expire in August 2025 and February 2026, as to each space respectively, and include the right to extend the term of the leases for two successive five-year terms upon expiration.

Virginia

The Company leases office and laboratory facilities in Virginia under a non-cancelable operating lease. The Company’s lease for its Virginia facilities expires in August 2018.

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

Capital Lease

The Company leases various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as capital leases and that require ongoing payments, including interest expense. The capital leases are financed through various financial institutions and are collateralized by the underlying assets. As of December 31, 2017 and 2016, the interest rates for assets under remaining capital leases range from 7.19% to 8.05%.

Rent expense for non-cancelable operating and capital leases was $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2017, were as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases
2018	$242	$688
2019	231	604
2020	231	499
2021	151	449
2022	11	461
Thereafter	—	1,376
Total minimum lease payments	866	$4,077
Less: amounts representing interest	(115)
Total minimum capital lease principal payments	$751

H.	Supply Arrangement

As of December 31, 2017 and 2016, the Company has one manufacturing arrangement that involves potential future expenditures related to research and development.

In November 2009, the Company entered into a supply agreement (the “Supply Agreement”) with Johnson Matthey Inc. (“JMI”) whereby JMI has agreed to supply the Company with all of the KP201 necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process optimization and development services for KP201. The Company’s FDA-approved drug, APADAZ, and product candidate, KP201/IR, contain KP201. No expense was recorded under this agreement for the years ended December 31, 2017, 2016 and 2015. The Company must purchase all of its U.S. KP201 needs from JMI and JMI cannot supply KP201 to other companies. The term of the Supply Agreement extends as long as the Company holds a valid and enforceable patent for KP201 or until the tenth anniversary of a commercial launch of a FDA-approved drug incorporating KP201, whichever date is later. Upon the expiration of such term, the agreement will automatically renew for a period of two years unless either party provides 12 months prior notice of its intent not to renew. Under the agreement, JMI will receive a tiered-based royalty share on the net sales on the commercial sale of a FDA-approved drug incorporating KP201. No reliable estimate of the future payments can be made at this time.

I.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

In April 2015, the Company amended and restated its Certificate of Incorporation to decrease the number of its authorized shares of preferred stock to 10,000,000 shares with a par value of $0.0001 per share. As described in Note A, in April 2015, the Company completed an IPO of its common stock. Upon completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted or reclassified into an aggregate of 5,980,564 shares of the Company’s common stock. As of December 31, 2017, the Company had 10,000,000 shares of authorized and undesignated preferred stock and did not have any preferred stock outstanding.

Preferred Stock Activity

The following table summarizes redeemable convertible preferred stock activity for the years ended December 31, 2017, 2016 and 2015:

	Shares of
	Series A Preferred	Series B Preferred	Series C Preferred	Series D Preferred	Series D-1 Preferred	Total
Balance as of January 1, 2015	9,704,215	6,220,000	18,557,408	7,255,425	—	41,737,048
Issuance of Series D-1 preferred stock	—	—	—	—	3,200,000	3,200,000
Exercise of Series D preferred warrants	—	—	—	3,205	—	3,205
Effect of reverse stock split	(8,410,377)	(5,390,766)	(16,083,286)	(6,290,844)	(2,784,416)	(38,959,689)
Less: Conversion of preferred stock into common stock upon IPO	(1,293,838)	(829,234)	(2,474,122)	(967,786)	(415,584)	(5,980,564)
Balance as of December 31, 2015	—	—	—	—	—	—
Balance as of December 31, 2016	—	—	—	—	—	—
Balance as of December 31, 2017	—	—	—	—	—	—

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

During 2013, the Company issued $3.8 million of convertible notes and the warrants (the “2013 Warrants”) to purchase 1,079,453 shares of equity securities in a future financing meeting specified requirements (a “Qualified Financing”). The 2013 Warrants allow the holders to purchase shares of the same class and series of equity securities issued in the Qualified Financing for an exercise price equal to the per share price paid by the purchasers of such equity securities in the Qualified Financing. When the Company entered into the Deerfield Facility Agreement, the 2013 Warrants became warrants to purchase 1,079,453 shares of Series D preferred stock. Upon completion of the IPO, the 2013 Warrants automatically converted into warrants to purchase 143,466 shares of the Company’s common stock at an exercise price of $5.85 per share. The 2013 Warrants, if unexercised, expire on the earlier of June 2, 2019, or upon a liquidation event.

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D preferred stock (Note F). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. The Company is amortizing the debt discount over the term of the Deerfield Convertible Notes and the expense is recorded as interest expense related to amortization of debt issuance costs and discount in the statements of operations

The Company determined that the 2013 Warrants and Deerfield Warrant should be recorded as a liability and stated at fair value at each reporting period upon inception. As stated above, upon completion of the IPO, the 2013 Warrants and the Deerfield Warrant automatically converted into warrants to purchase the Company’s common stock. The Company marked the 2013 Warrants to fair value and reclassified them to equity upon closing of the IPO. The Deerfield Warrant remains classified as a liability and is recorded at fair value at each reporting period since it can be settled in cash. Changes to the fair value of the warrant liability are recorded through the statements of operations as a fair value adjustment (Note L).

J.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 14,657,430 and 14,646,982 shares of common stock were issued and outstanding as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company had reserved authorized shares of common stock for future issuance as follows:

	December 31,
	2017	2016
Conversion of Deerfield Convertible Notes	1,751,410	1,751,296
Conversion of 2021 Notes	5,040,914	5,040,914
Outstanding awards under equity incentive plans	2,853,924	1,990,260
Outstanding common stock warrants	2,027,763	2,087,477
Possible future issuances under equity incentive plans	944,700	1,244,671
Total common shares reserved for future issuance	12,618,711	12,114,618

Common Stock Activity

The following table summarizes common stock activity for the years ended December 31, 2017, 2016 and 2015:

Shares of
Common Stock
Balance as of January 1, 2015	2,381,041
Issuance of common stock in connection with the IPO	5,854,545
Conversion of preferred stock to common stock in connection with the IPO	5,980,564
Common stock warrants exercised	270,038
Common stock options exercised	4,766
Balance as of December 31, 2015	14,490,954
Common stock warrants exercised	141,095
Common stock options exercised	14,933
Balance as of December 31, 2016	14,646,982
Common stock warrants exercised	698
Common stock options exercised	9,750
Balance as of December 31, 2017	14,657,430

The Company calculates the fair value of common stock warrants using a Monte Carlo simulation. There were warrants exercised for an aggregate of 698, 141,095 and 270,038 shares of common stock during the years ended December 31, 2017, 2016 and 2015, respectively. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded as fair value adjustment in the statements of operations. The last of the Underwriter Warrants expired on the second anniversary of the Company's IPO in the second quarter of 2017.

As of March 28, 2018, the Company has sold 446,111 shares of common stock under the ATM Agreement, resulting in gross proceeds of $2.9 million.

K.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 3,432,183 as of December 31, 2017. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2018, the common stock reserved for issuance under the 2014 Plan automatically increased by 586,297 shares.

During the years ended December 31, 2017, 2016 and 2015, stock options to acquire 9,750, 14,933 and 4,766 shares of common stock were exercised for approximately $7,000, $71,000 and $28,000 with an intrinsic value of approximately $32,000, $169,000 and $54,000, respectively.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$1,304	$1,051	$610
General and administrative	3,258	3,639	1,759
Severance expense	—	1,910	—
Total stock-based compensation expense	$4,562	$6,600	$2,369

Stock Option Awards

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the option, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the option. The expected term represents the period of time the stock options are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term for its “plain vanilla” stock options. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Some options, for example those that have exercise prices in excess of the fair value of the underlying stock, are not considered “plain vanilla” stock options. For these options, the Company uses an expected term equal to the contractual term of the option. Expected volatility is based on a blend of historical volatilities for publicly traded stock of comparable companies and the Company over the estimated expected term of the stock options. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends.

The Company recognizes compensation expense related to stock-based payment transactions upon satisfaction of the requisite service or vesting requirements. Forfeitures are estimated at the time of grant and revised based on actual forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Using the Black-Scholes option-pricing model, the weighted-average fair value of awards granted during the years ended December 31, 2017, 2016 and 2015, fair value was $2.77, $9.25 and $10.63 per share, respectively. The assumptions used to estimate fair value are as follows:

	December 31,
	2017	2016	2015
Risk-free interest rate	1.88% - 2.26%	1.29% - 1.50%	1.40% - 1.99%
Expected term (in years)	5.12 - 7.00	5.50 - 6.26	4.33 - 6.25
Expected volatility	85.35% - 95.08%	77.38% - 94.78%	68.79% - 86.84%
Expected dividend yield	0%	0%	0%

The activity under the Incentive Stock Plan and the 2014 Plan for the year ended December 31, 2017, is summarized as follows:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding balance as of January 1, 2017	1,990,260	$13.64	8.27	$26,400
Granted	919,000	$3.59
Exercised	(9,750)	$0.75
Canceled or forfeited	(38,920)	$11.35
Expired	(6,666)	$4.65
Outstanding balance as of December 31, 2017	2,853,924	$10.50	7.90	$471,539
Exercisable as of December 31, 2017	1,044,392	$12.38	6.78	$29,237
Vested and expected to vest as of December 31, 2017	2,760,447	$10.62	7.87	$440,178

Information regarding currently outstanding and exercisable options as of December 31, 2017, is as follows:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
	Number of	Remaining Contractual	Number of	Remaining Contractual
Exercise Price	Shares	Term (in years)	Shares	Term (in years)
$2.75 to $5.00	1,055,244	8.69	76,244	3.75
$5.01 to $10.00	366,447	5.77	345,146	5.72
$10.01 to $15.00	471,833	7.94	189,291	7.73
$15.01 to $20.00	612,600	7.89	259,811	7.76
$20.01 to $22.12	347,800	7.68	173,900	7.68
	2,853,924	7.90	1,044,392	6.78

The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015, was $4.1 million, $5.4 million and $1.1 million, respectively.

Unvested stock options as of December 31, 2017 and 2016, were as follows:

	Number of Unvested Shares
	December 31,
Exercise Price	2017	2016
$2.75 to $5.00	979,000	99,000
$5.01 to $10.00	21,301	97,480
$10.01 to $15.00	282,542	378,500
$15.01 to $20.00	352,789	516,938
$20.01 to $22.12	173,900	260,850
Total number of unvested shares	1,809,532	1,352,768

As of December 31, 2017, there was $8.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Stock Plan and 2014 Plan. That compensation cost is expected to be recognized over a weighted-average period of 2.06 years.

There was no stock-based compensation expense related to performance-based awards recognized during the year ended December 31, 2017. During the year ended December 31, 2016, the Company recognized $44,000 of stock-based compensation expense related to performance-based awards included in research and development expenses. These awards were in connection with the strategic initiatives set for the award that were achieved in 2016 exercisable for an aggregate of 13,333 shares of common stock during the year ended December 31, 2016. During the year ended December 31, 2015, the Company recognized $0.7 million of stock-based compensation expense related to performance-based awards included in general and administrative expenses and $0.2 million of stock-based compensation expense related to performance-based awards included in research and development expenses. These awards were in connection with the grant of fully vested stock options exercisable for an aggregate of 163,998 shares of common stock during the year ended December 31, 2015.

L.	Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

The fair value of the Deerfield Convertible Notes was $11.0 million and $10.2 million, respectively, as of December 31, 2017 and 2016. The fair value of the 2021 Notes was $51.9 million and $46.3 million, respectively, as of December 31, 2017 and 2016. Both the Deerfield Convertible Notes and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Notes and 2021 Notes as of  December 31, 2017 and 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2017 and 2016 (in thousands):

		Quoted Prices in
	Balance as of	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Deerfield Warrant liability	$5,115	$—	$—	$5,115
Embedded Warrant Put Option	365	—	—	365
Fundamental change and make-whole interest provisions embedded in 2021 Notes	14	—	—	14
Embedded Deerfield Note Put Option	2,215	—	—	2.215
Total liabilities	$7,709	$—	$—	$7,709
Trading securities:
Certificates of deposit	5,616	5,616	—	—
U.S. Treasury securities	25,988	25,988	—	—
U.S. government-sponsored agency securities	3,004	—	3,004	—
Total assets	$34,608	$31,604	$3,004	$—

		Quoted Prices in
	Balance as of	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Underwriter Warrant liability	$16	$—	$—	$16
Deerfield Warrant liability	4,231	—	—	4,231
Embedded Warrant Put Option	365	—	—	365
Fundamental change and make-whole interest provisions embedded in 2021 Notes	6			6
Total liabilities	$4,618	$—	$—	$4,618
Trading securities:
Certificates of deposit	7,788	7,788	—	—
U.S. Treasury securities	37,066	37,066	—	—
U.S. government-sponsored agency securities	14,349	—	14,349	—
Total assets	$59,203	$44,854	$14,349	$—

The Company’s Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of December 31, 2017 and 2016, the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reported on the balance sheets in derivative and warrant liability, while the trading securities are reported on the balance sheets in marketable securities and long-term investments. As of December 31, 2017, the embedded Deerfield Note Put Option is reported on the balance sheet in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option and the fundamental change and make-whole interest provisions embedded in the 2021 Notes as of December 31, 2017 and 2016. The Company also used a Monte Carlo simulation to value the embedded Deerfield Note Put Option as of December 31, 2017. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reflected in the statements of operations as a fair value adjustment.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	2017	2016
Balance as of beginning of period	$4,618	$37,839
Exercise of warrants	—	(756)
Adjustment to fair value	3,091	(32,465)
Balance as of end of period	$7,709	$4,618

M.	Income Taxes

The Company’s financial statements include a total state tax benefit related to research and development credits of $43,000, $15,000 and $15,000 on a loss before income taxes of $43.4 million, $16.5 million and $54.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Federal statutory rate	34.00%	34.00%	34.00%
Effect of:
Change in valuation allowance	13.38	(69.31)	(19.25)
Return to provision and deferred true-up	2.18	(23.83)	—
Change in rate	(49.06)	(14.63)	—
State tax benefit (net of federal)	2.71	15.64	4.06
Warrant liability	(2.42)	68.44	(15.28)
State research and development credit	0.10	0.09	0.03
Federal research and development credit	1.50	5.65	0.84
Amortization	(1.22)	(3.15)	—
Conversion feature and put option on convertible notes	—	—	(1.68)
Stock-based compensation	(1.03)	(12.71)	(1.28)
Other	(0.04)	(0.10)	(1.49)
Federal income tax benefit (provision) effective rate	0.10%	0.09%	(0.05)%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016	2015
Deferred tax assets relating to:
Net operating loss carryforwards	$37,028	$44,984	$26,617
Research and development tax carryforward	3,788	3,166	2,254
Other deferred tax assets	2,409	715	232
Total gross deferred tax assets	43,225	48,865	29,103
Deferred tax liabilities relating to:
Property and equipment	260	89	80
Total gross deferred tax liabilities	260	89	80
Deferred tax assets less liabilities	42,965	48,776	29,023
Valuation allowance	(42,965)	(48,776)	(29,023)
Net deferred tax asset (liability)	$—	$—	$—

H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the "2017 Tax Act") was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. As of December 31, 2017, the Company has not completed its accounting related to the enactment of the 2017 Tax Act. However, the Company has made reasonable estimates of the effects on its income tax provision with respect to certain items, primarily the revaluation of its existing U.S. deferred tax balances as described above.

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

The Company had the following federal net operating loss carryforward and research activities credits as of December 31, 2017 (in thousands):

	Net Operating	Research
Year Incurred	Loss Carryforwards	Activities Credit	Expiration
2007	$454	$30	2027
2008	1,178	65	2028
2009	3,060	176	2029
2010	3,423	149	2030
2011	9,929	176	2031
2012	—	170	2032
2013	4,353	133	2033
2014	16,265	894	2034
2015	24,126	598	2035
2016	40,715	745	2036
2017	33,828	652	2037
	$137,331	$3,788

The Company also has certain state net operating loss carryforwards totaling $134.6 million that expire between 2027 and 2037. Due to potential ownership changes that may have occurred or would occur in the future, Internal Revenue Code Section 382 may place additional limitations on the Company’s ability to utilize the net operating loss carryforward.

ASC 740-10, Accounting for Uncertainty in Income Taxes, uses the term “more likely than not” to evaluate whether or not a tax position will be sustained upon examination. The Company has not identified any tax positions that do not meet the more likely than not threshold.

N.	Net Loss Per Share

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net earnings per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net earnings per share during the period.

The following table summarizes the computation of basic and diluted net loss and net loss per share of the Company (in thousands, except share and per share amounts):

	Year ended December 31,
	2017	2016	2015
Net loss - basic and diluted	$(43,386)	$(16,516)	$(54,664)
Weighted average number of shares of common stock - basic and diluted	14,652,898	14,597,053	7,368,681
Net loss per share - basic and diluted	$(2.96)	$(1.13)	$(7.42)

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

	December 31,
	2017	2016	2015
Warrants to purchase common stock	2,027,763	2,087,477	2,325,383
Awards under equity incentive plans	2,853,924	1,990,260	1,397,511
Deerfield Convertible Notes	1,751,410	1,751,296	1,991,219
2021 Notes	5,040,914	5,040,914	—
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	11,674,011	10,869,947	5,714,113

O.	Severance Expense

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

As of December 31, 2017, the Company had no accrued severance expense recorded within accounts payable and accrued expenses.

P.	Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) that covers substantially all employees. The Company may provide a discretionary match with a maximum amount of 4% of the participant’s compensation, which vests immediately. The Company made matching contributions under the 401(k) Plan of $207,000, $213,000 and $113,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has a discretionary profit sharing plan (the “Profit Sharing Plan”) that covers all employees. Employees become eligible participants in the Profit Sharing Plan once they have provided three years of service to the Company. The Company made no contributions to the Profit Sharing Plan in 2017, 2016 or 2015.

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

	Three-Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Operating expenses:
Research and development	5,536	6,293	4,650	4,114	7,963	4,287	4,988	3,234
General and administrative	2,614	3,319	3,574	3,266	2,873	3,104	4,287	3,736
Severance expense	—	—	—	—	—	3,010	—	—
Total operating expenses	8,150	9,612	8,224	7,380	10,836	10,401	9,275	6,970
Loss from operations	(8,150)	(9,612)	(8,224)	(7,380)	(10,836)	(10,401)	(9,275)	(6,970)
Other (expense) income:
Loss on extinguishment of debt	—	—	—	—	—	—	—	(4,740)
Interest expense related to amortization of debt issuance costs and discount	(390)	(391)	(390)	(390)	(391)	(390)	(393)	(442)
Interest expense on principal	(1,444)	(1,448)	(1,443)	(1,441)	(1,445)	(1,441)	(1,475)	(1,150)
Fair value adjustment related to derivative and warrant liability	(710)	1,312	3,523	(7,216)	2,723	(1,299)	20,763	10,278
Interest and other income, net	97	154	13	101	9	98	144	102
Total other (expense) income	(2,447)	(373)	1,703	(8,946)	896	(3,032)	19,039	4,048
(Loss) income before income taxes	(10,597)	(9,985)	(6,521)	(16,326)	(9,940)	(13,433)	9,764	(2,922)
Income tax benefit (expense)	31	4	4	4	4	19	4	(12)
Net (loss) income	$(10,566)	$(9,981)	$(6,517)	$(16,322)	$(9,936)	$(13,414)	$9,768	$(2,934)

Net (loss) income per share:
Basic	$(0.72)	$(0.68)	$(0.44)	$(1.11)	$(0.68)	$(0.92)	$0.59	$(0.20)
Diluted	$(0.72)	$(0.68)	$(0.44)	$(1.11)	$(0.68)	$(0.92)	$(0.58)	$(0.20)

R.	Subsequent Events

On February 23, 2018, the Company announced that the FDA approved its New Drug Application for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. APADAZ is an immediate-release combination of the Company's prodrug, benzhydrocodone, and acetaminophen. APADAZ was developed from the Company's proprietary LAT platform technology.

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

10.7+

Agreement to Terminate CLA, by and between MonoSol Rx, LLC and the Registrant, dated as of March 20, 2012 (incorporated herein by reference to the Registrant's Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-202660) as filed with the SEC on April 3, 2015).

10.8#	Incentive Stock Plan, as amended to date (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).
10.9#

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

10.12#

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

10.14#	Non-Employee Director Compensation Policy (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 15, 2016).
10.15#

Form of Indemnification Agreement with the Registrant's directors and executive officers (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.16#

Amended and Restated Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of June 25, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2015).

EXHIBIT INDEX

Exhibit No.	Description
10.16.1#

Amendment to Amended and Restated Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of October 13, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2015).

10.17#

Employment Agreement by and between the Registrant and Christal M.M. Mickle, dated as of May 30, 2014 (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.17.1#

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

10.21#

Amended and Restated Employment Agreement by and between the Registrant and Sven Guenther, dated as of April 13, 2016 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2016).

10.22

Common Stock Sales Agreement, dated October 3, 2016, by and between KemPharm, Inc. and Cowen and Company, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2016).

10.23	Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of November 3, 2014 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.24	First Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of April 21, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.25	Second Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of December 22, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.26	Third Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of July 15, 2016 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.27*	Lease Agreement, by and between KemPharm, Inc. and the Board of Regents, State of Iowa for the Use and Benefit of the University of Iowa, dated as of September 5, 2017.
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Dated: March 30, 2018	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2018	By:	/s/ R. LaDuane Clifton
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

Signature	Title	Date
/s/ Travis C. Mickle	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2018
Travis C. Mickle, Ph.D.

/s/ R. LaDuane Clifton	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 30, 2018
R. LaDuane Clifton, CPA

/s/ Timothy J. Sangiovanni	Vice President, Corporate Controller (Principal Accounting Officer)	March 30, 2018
Timothy J. Sangiovanni, CPA

/s/ Danny L. Thompson	Director	March 30, 2018
Danny L. Thompson

/s/ Matthew R. Plooster	Director	March 30, 2018
Matthew R. Plooster

/s/ Richard W. Pascoe	Director	March 30, 2018
Richard W. Pascoe

/s/ Joseph B. Saluri	Director	March 30, 2018
Joseph B. Saluri

/s/ David S. Tierney	Director	March 30, 2018
David S. Tierney