Form 10-Q
period 2018-03-31
KEMPHARM, INC
filed 2018-05-11
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

Total shares of common stock outstanding as of May 10, 2018: 15,159,843

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,750	$10,871
Restricted cash	1,100	1,100
Marketable securities	25,873	31,358
Trade date receivables	1,511	2,005
Prepaid expenses and other current assets	1,845	1,662
Total current assets	39,079	46,996
Property and equipment, net	1,924	2,004
Long-term investments	—	3,250
Other long-term assets	1,646	206
Total assets	$42,649	$52,456

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$10,177	$7,875
Current portion of convertible notes	3,333	3,333
Current portion of capital lease obligation	187	189
Other current liabilities	113	112
Total current liabilities	13,810	11,509
Convertible notes, less current portion, net	89,788	89,398
Derivative and warrant liability	17,450	7,709
Capital lease obligation, less current portion	515	562
Other long-term liabilities	769	794
Total liabilities	122,332	109,972

Commitments and contingencies (Note D)

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 15,104,848 shares issued and outstanding as of March 31, 2018 (unaudited); 14,657,430 shares issued and outstanding as of December 31, 2017	2	1
Additional paid-in capital	111,260	107,209
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2018 (unaudited) or December 31, 2017	—	—
Accumulated deficit	(190,945)	(164,726)
Total stockholders' deficit	(79,683)	(57,516)
Total liabilities and stockholders' deficit	$42,649	$52,456

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2018	2017
Revenue	$—	$—
Operating expenses:
Research and development	11,637	4,114
General and administrative	3,132	3,266
Total operating expenses	14,769	7,380
Loss from operations	(14,769)	(7,380)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(390)	(390)
Interest expense on principal	(1,442)	(1,441)
Fair value adjustment related to derivative and warrant liability	(9,741)	(7,216)
Interest and other income, net	115	101
Total other (expense) income	(11,458)	(8,946)
Loss before income taxes	(26,227)	(16,326)
Income tax benefit	8	4
Net loss	$(26,219)	$(16,322)

Net loss per share:
Basic and diluted	$(1.77)	$(1.11)

Weighted average number of shares of common stock outstanding:
Basic and diluted	14,791,882	14,646,982

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(26,219)	$(16,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,281	1,089
Non-cash interest expense	1,031	1,031
Amortization of debt issuance costs and debt discount	390	390
Depreciation and amortization expense	83	80
Fair value adjustment	9,741	7,216
Change in assets and liabilities:
Prepaid expenses and other assets	(1,650)	(206)
Accounts payable and accrued expenses	1,268	(2,867)
Other liabilities	(24)	68
Net cash used in operating activities	(14,099)	(9,521)

Cash flows from investing activities:
Purchases of property and equipment	—	(99)
Purchases of marketable securities and long-term investments	—	(11,670)
Maturities of marketable securities	9,229	17,471
Net cash provided by investing activities	9,229	5,702

Cash flows from financing activities:
Proceeds from at-the-market offering, net of commissions	2,798	—
Repayment of obligations under capital lease	(49)	(37)
Payment of deferred offering costs	—	(26)
Net cash provided by (used in) financing activities	2,749	(63)
Net decrease in cash, cash equivalents and restricted cash	(2,121)	(3,882)
Cash, cash equivalents and restricted cash, beginning of period	11,971	16,762
Cash, cash equivalents and restricted cash, end of period	$9,850	$12,880

Supplemental cash flow information:
Cash paid for interest	$2,618	$2,617
Trade date receivables	1,511	—
Fixed assets financed under a lease agreement	—	230
Fixed assets included in accounts payable and accrued expenses	3	2

See accompanying notes to unaudited condensed financial statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.	Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through its Ligand Activated Therapy ("LAT™") platform technology. The Company utilizes its proprietary LAT platform technology to generate improved prodrug versions of U.S. Food and Drug Administration (the "FDA") approved drugs in the high need areas of attention deficit hyperactivity disorder ("ADHD"), pain and other central nervous system ("CNS") disorders. The Company was formed and incorporated in Iowa on October 30, 2006 and reorganized in Delaware on May 30, 2014.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018.

Going Concern

The unaudited condensed financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring losses from operations and negative operating cash flows due to its ongoing research and development of its product and product candidates. The Company also has an accumulated deficit as of March 31, 2018. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these unaudited condensed financial statements are issued. The Company's ability to continue as a going concern is dependent upon profitable future operations, positive cash flows and additional financing.

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

The Company is not obligated to make any sales of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement in accordance with its terms. As of  March 31, 2018, the Company had deferred offering costs recorded within prepaid expenses and other current assets in the amount of $0.2 million.

As of March 31, 2018, the Company has sold 446,111 shares of common stock under the ATM Agreement, resulting in gross proceeds of $2.9 million.

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

On April 5, 2012, President Obama signed the Jump-Start Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, the Company could have elected to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than public companies must adopt the standards. The Company has irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In May 2014, the FASB issued guidance codified in the Accounting Standards Codification ("ASC") Topic 606, Revenue Recognition—Revenue from Contracts with Customers ("ASC 606"), which amends the guidance in former ASC 605, Revenue Recognition, and becomes effective beginning January 1, 2018. This guidance did not have a material impact on the Company's financial statements and disclosures upon adoption since the Company is not generating revenue at this time.

In January 2016, the FASB issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments Overall – Recognition and Measurement of Financial Assets and Liabilities (Topic 825-10) (“ASU 2016-01”), which provides several updates related to Topic 825-10. This update applies to all entities that hold financial assets or owe financial liabilities. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on the Company's financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update applies to all entities that are required to present a statement of cash flows under Topic 230. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 did not have a material impact on the Company's financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This update applies to any entity that changes the terms or conditions of a stock-based payment award. This guidance is effective for financial statements issued for fiscal years beginning after  December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2017-09 did not have a material impact on the Company's financial statements and disclosures.

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

Deerfield Facility Agreement

On June 2, 2014, the Company entered into a $60 million facility agreement (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). The first payment to the Company under the terms of the Deerfield Facility Agreement consisted of a term loan of $15 million (the “Term Notes”) and a senior secured loan of $10 million (the “Deerfield Convertible Notes”). As of June 30, 2016, Deerfield was no longer obligated to provide the Company any additional disbursements under the Deerfield Facility Agreement. All loans issued under the Deerfield Facility Agreement bear interest at 9.75% per annum. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Notes into shares of the Company’s common stock at an initial conversion price of $5.85 per share (the "Deerfield Note Put Option").

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the Company's initial public offering (the "IPO"), the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the net loss per share calculation (Note I). If a Major Transaction occurs, as defined below, Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Warrant Put Option”). A Major Transaction is (i) a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or other similar event; (ii) the sale or transfer in one transaction or a series of related transactions of all or substantially all of the assets of the Company; (iii) a third-party purchase, tender or exchange offer made to the holders of outstanding shares, such that following such purchase, tender or exchange offer a change of control has occurred; (iv) the liquidation, bankruptcy, insolvency, dissolution or winding-up affecting the Company; (v) the shares of the Company’s common stock cease to be listed on any eligible market; and (vi) at any time, the shares of the Company’s common stock cease to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Issuance of 5.50% Senior Convertible Notes and Third Amendment to Senior Secured Convertible Note and Warrant

On February 9, 2016, the Company issued $86.3 million aggregate principal amount of its 5.50% Senior Convertible Notes due 2021 (the “2021 Notes”) to Cowen and RBC Capital Markets, LLC, as representatives of the several initial purchasers (the “Initial Purchasers”), who subsequently resold the 2021 Notes to qualified institutional buyers (the “Note Offering”) in reliance on the exemption from registration provided by Rule 144A under the Securities Act.

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

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. As of  March 31, 2018, the Company had unused letters of credit in the amount of $0.4 million. The line of credit had a maturity date of January 31, 2018. On January 31, 2018, the line of credit was renewed for an additional two year term and will now mature on January 31, 2020. As of March 31, 2018, the Company had no outstanding balances under the line of credit. The Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the borrowing capacity under the line of credit, held by the same bank institution. The money market account is reported as restricted cash on the condensed balance sheets. The line of credit contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the 1-month London Interbank Offered Rate plus 2.00% per annum. The interest rate under the Line of Credit Agreement was 3.67% as of  March 31, 2018.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of March 31, 2018 and December 31, 2017, no accruals have been made related to commitments and contingencies.

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

Authorized, Issued, and Outstanding Preferred Stock

As of March 31, 2018 and 2017, the Company had 10,000,000 shares of authorized and undesignated preferred stock, and did not have any preferred stock outstanding.

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

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D preferred stock (Note C). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. The Company is amortizing the debt discount over the term of the Deerfield Convertible Notes and the expense is recorded as interest expense related to amortization of debt issuance costs and discount in the condensed statements of operations.

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

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 15,104,848 and 14,657,430 shares of common stock were issued and outstanding as of  March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, the Company had reserved authorized shares of common stock for future issuance as follows:

	March 31, 2018	December 31, 2017
Conversion of Deerfield Convertible Notes	1,750,497	1,751,410
Conversion of 2021 Notes	5,040,914	5,040,914
Outstanding awards under equity incentive plans	3,631,496	2,853,924
Outstanding common stock warrants	2,027,763	2,027,763
Possible future issuances under equity incentive plans	749,772	944,700
Total common shares reserved for future issuance	13,200,442	12,618,711

Common Stock Activity

The following table summarizes common stock activity for the three months ended March 31, 2018:

Shares of Common Stock
Balance as of December 31, 2017	14,657,430
Common stock sold under the ATM Agreement	446,111
Common stock options exercised	1,307
Balance as of March 31, 2018	15,104,848

As of March 31, 2018, the Company has sold 446,111 shares of common stock under the ATM Agreement, resulting in gross proceeds of $2.9 million.

G.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 4,018,480 as of  March 31, 2018. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2018, the common stock reserved for issuance under the 2014 Plan automatically increased by 586,297 shares.

During the three months ended March 31, 2018, stock options were exercised for a total of 1,307 shares of common stock. No stock options were exercised during the three months ended March 31, 2017.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three months ended March 31,
	2018	2017
Research and development	$375	$291
General and administrative	904	798
Total stock-based compensation expense	1,281	$1,089

There was no stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2018 or 2017.

H.	Fair Value of Financial Instruments

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

The fair value of the Deerfield Convertible Notes was $14.7 million and $11.0 million, respectively, as of March 31, 2018 and December 31, 2017. The fair value of the 2021 Notes was $62.5 million and $51.9 million, respectively, as of March 31, 2018 and December 31, 2017. Both the Deerfield Convertible Notes and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Notes and 2021 Notes as of  March 31, 2018 and December 31, 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2018 and December 31, 2017 (in thousands):

	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$11,077	$—	$—	$11,077
Embedded Warrant Put Option	577	—	—	577
Fundamental change and make-whole interest provisions embedded in 2021 Notes	49	—	—	49
Embedded Deerfield Note Put Option	5,747			5,747
Total liabilities	$17,450	$—	$—	$17,450
Trading securities:
Certificates of deposit	$4,881	$4,881	$—	$—
U.S. Treasury securities	19,494	19,494	—	—
U.S. government-sponsored agency securities	1,498	—	1,498	—
Total assets	$25,873	$24,375	$1,498	$—

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$5,115	$—	$—	$5,115
Embedded Warrant Put Option	365	—	—	365
Fundamental change and make-whole interest provisions embedded in 2021 Notes	14	—	—	14
Embedded Deerfield Note Put Option	2,215	—	—	2,215
Total liabilities	$7,709	$—	$—	$7,709
Trading securities:
Certificates of deposit	$5,616	$5,616	$—	$—
U.S. Treasury securities	25,988	25,988	—	—
U.S. government-sponsored agency securities	3,004	—	3,004	—
Total assets	$34,608	$31,604	$3,004	$—

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of March 31, 2018 and December 31, 2017, the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option are reported on the condensed balance sheets in derivative and warrant liability, while the trading securities are reported on the condensed balance sheets in marketable securities and long-term investments. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option as of March 31, 2018 and December 31, 2017. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option are reflected in the condensed statements of operations for the three months ended March 31, 2018 and 2017 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended March 31,
	2018	2017
Balance as of beginning of period	$7,709	$4,618
Adjustment to fair value	9,741	7,216
Balance as of end of period	$17,450	$11,834

I.	Net Earnings Per Share

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

Diluted net loss per share was the same as basic net loss per share for all periods presented below because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended March 31,
	2018	2017
Warrants to purchase common stock	2,027,763	2,087,477
Awards under equity incentive plans	3,631,496	2,824,760
Deerfield Convertible Notes	1,750,497	1,750,497
2021 Notes	5,040,914	5,040,914
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	12,450,670	11,703,648

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, we use the terms “KemPharm,” “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q to refer to KemPharm, Inc. We have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to our business, including KemPharm, APADAZ, LAT and the KemPharm logo. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	the expected timing of our clinical trials for our product candidates and the availability of data and result of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our product and product candidates;

●	the size and characteristics of the markets that may be addressed by our product and product candidates;

●	our intention to seek to establish strategic collaborations or partnerships for the development or sale of our product and product candidates;

●	our expectations as to future financial performance, expense levels and liquidity sources; and

●	the timing of commercializing our product and product candidates.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our Ligand Activated Therapy, or LAT, platform technology. We intend to utilize our proprietary LAT platform technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, in the high need areas of attention deficit hyperactivity disorder, or ADHD, pain and other central nervous system, or CNS, disorders. Our co-lead clinical product candidates are KP415 and KP484, both based on a prodrug of methylphenidate, but with differing extended-release, or ER, effect profiles for the treatment of ADHD. In addition, we have received FDA approval for APADAZ™, an immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We are also advancing KP201/IR, an APAP-free IR formulation of our benzhydrocodone prodrug for the treatment of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

To date, we have not generated any revenue. We have incurred operating losses since our inception and, as of March 31, 2018, had an accumulated deficit of $190.9 million. Our losses from operations for the three months ended March 31, 2018 and 2017 were $14.8 million and $7.4 million, respectively.

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

Our commercial revenue, if any, will be derived from sales of APADAZ or any other prodrug product candidates for which we obtain regulatory approval and we do not currently know when, if ever, APADAZ or our other product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our Prodrug Product and Product Candidates

We have employed our LAT platform technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs. On February 23, 2018, we announced that the FDA approved our New Drug Application, or NDA, for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

Our product and pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product and Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (ER)	KP415	Clinical	NDA Submission - Q1 2019 Pivotal Efficacy Trial Data - Mid-2018
Methylphenidate (ER)	KP484	Clinical	NDA Submission - 2019 Pivotal Efficacy Trial Data - 2019
PAIN
Hydrocodone/APAP	APADAZ	FDA Approved	Potential Commercial Partnerships
Hydrocodone	KP201/IR	Clinical	NDA Submission with Expected Priority Review - 2019 Human POC Data - 2019
Hydromorphone	KP511/ER	Clinical	NDA Submission with Expected Priority Review - 2019 Human POC Data - 2019
Hydromorphone	KP511/IR	Clinical	NDA Submission with Expected Priority Review - 2019 Human POC Data - 2019
Oxycodone	KP606/IR	Preclinical
Oxymorphone	KP746	Preclinical
MULTIPLE CNS DISORDERS
Quetiapine	KP303	Preclinical

Third-Party Agreements

In November 2009, we entered into a supply agreement with Johnson Matthey Inc., or JMI, whereby JMI has agreed to supply us with all the KP201 necessary for clinical trials and commercial sale for a price equal to JMI's manufacturing cost and to provide process optimization and development services for KP201. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for KP201 would be exclusive to JMI in the United States and agreed to pay JMI royalties on the net sales of any products that utilize KP201 as the active pharmaceutical ingredient, or API. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes. Our FDA-approved drug, APADAZ, and product candidate, KP201/IR, both contain KP201.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,		Period-to-
	2018	2017	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	11,637	4,114	7,523
General and administrative	3,132	3,266	(134)
Total operating expenses	14,769	7,380	7,389
Loss from operations	(14,769)	(7,380)	(7,389)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(390)	(390)	—
Interest expense on debt principal	(1,442)	(1,441)	(1)
Fair value adjustment related to derivative and warrant liability	(9,741)	(7,216)	(2,525)
Interest and other income, net	115	101	14
Total other (expense) income	(11,458)	(8,946)	(2,512)
Loss before income taxes	(26,227)	(16,326)	(9,901)
Income tax benefit	8	4	4
Net loss	$(26,219)	$(16,322)	$(9,897)

Net Loss

Net loss for the three months ended March 31, 2018 was $26.2 million, an increase of $9.9 million compared to net loss for the three months ended March 31, 2017 of $16.3 million. The increase was primarily attributable to an increase in loss from operations of $7.4 million and an increase in fair value adjustment expense related to changes in the derivative and warrant liability of $2.5 million.

Research and Development

Research and development expenses increased by $7.5 million, from $4.1 million for the three months ended March 31, 2017, to $11.6 million for the three months ended March 31, 2018. This increase was attributable to an increase in net third-party research and development costs primarily related to our clinical trials for KP415 and KP484.

General and Administrative

General and administrative expenses decreased by $0.1 million, from $3.3 million for the three months ended March 31, 2017, to $3.1 million for the three months ended March 31, 2018. This decrease was primarily attributable to a decrease in general and administrative costs related to overhead.

Other (Expense) Income

Other (expense) income increased by $2.5 million, from expense of $8.9 million for the three months ended March 31, 2017, to expense of $11.5 million for the three months ended March 31, 2018. This period-to-period increase in expense was primarily attributable to the increased fair value adjustment related to changes in derivative and warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2018, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our IPO and through our at the market, or ATM facility, with Cowen and Company, LLC, or Cowen. As of March 31, 2018, we had cash and cash equivalents of $8.8 million, restricted cash of $1.1 million, marketable securities of $25.9 million, and trade date receivables of $1.5 million. We completed the closing of our IPO in 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters' exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the SEC on October 17, 2016.

On October 3, 2016, we entered into a Common Stock Sales Agreement, or the ATM Agreement, with Cowen under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock in accordance with the ATM Agreement. As of March 31, 2018, we have sold 446,111 shares of our common stock under the ATM Agreement resulting in gross proceeds of $2.9 million.

We have incurred operating losses since our inception and, as of March 31, 2018, had an accumulated deficit of $190.9 million. We anticipate that we will continue to incur operating losses for at least the next several years. We expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Convertible Debt

As of March 31, 2018, we had $96.3 million of convertible notes outstanding, consisting of a secured convertible note with Deerfield in the principal amount of $10.0 million, or the Deerfield Note, and $86.3 million of principal amount of 5.50% senior convertible notes due 2021, or the 2021 Notes.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(14,099)	$(9,521)
Net cash provided by investing activities	9,229	5,702
Net cash provided by (used in) financing activities	2,749	(63)
Net decrease in cash, cash equivalents and restricted cash	$(2,121)	$(3,882)

Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities of $14.1 million consisted of a net loss of $26.2 million, primarily attributable to our spending on research and development programs, and $0.4 million in changes in working capital, partially offset by $12.5 million in adjustments for non-cash items. The changes in working capital consisted of $1.7 million related to an increase in prepaid expenses and other assets, partially offset by a change of $1.3 million related to an increase in accounts payable and accrued expenses. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.3 million, a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $9.7 million, non-cash interest expense of $1.0 million, amortization of debt issuance costs and debt discount of $0.4 million, and $0.1 million related to depreciation, amortization and other items.

For the three months ended March 31, 2017, net cash used in operating activities of $9.5 million consisted of a net loss of $16.3 million primarily attributable to our spending on research and development programs and $3.0 million in changes in working capital, partially offset by $9.8 million in adjustments for non-cash items. The changes in working capital consisted of $2.9 million related to accounts payable and accrued expenses and $0.2 million related to prepaid expense and other assets, partially offset by $0.1 million related to other liabilities. The adjustments for non-cash items primarily consisted of a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $7.2 million, stock-based compensation expense of $1.1 million, non-cash interest expense of $1.0 million, amortization of debt issuance costs and debt discount of $0.4 million, and $0.1 million related to depreciation and amortization.

Investing Activities

For the three months ended March 31, 2018, net cash provided by investing activities was $9.2 million, which was entirely attributable to maturities of marketable securities.

For the three months ended March 31, 2017, net cash provided by investing activities was $5.7 million, which was primarily attributable to maturities of marketable securities of $17.5 million, partially offset by purchases of marketable securities and long-term investments of $11.7 million and purchases of property and equipment of $0.1 million.

Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities was $2.7 million. This consisted of net proceeds from the issuance of common stock under the ATM agreement of $2.8 million, partially offset by repayment of $0.1 million of obligations under capital lease arrangements.

For the three months ended March 31, 2017, net cash used in financing activities was $63,000. This consisted of a repayment of $37,000 of obligations under capital lease arrangements and payment of $26,000 of deferred offering costs.

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we commercialize APADAZ and/or we obtain regulatory approval of and commercialize one of our product candidates. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We also have not determined our strategy for commercializing APADAZ, and we cannot guarantee that any strategy we adopt will be successful. We also expect to continue to incur additional costs associated with operating as a public company. In addition, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution of APADAZ and any of our other product candidates that achieve regulatory approval. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Our unaudited condensed financial statements for the quarter ended March 31, 2018 include an explanatory paragraph stating that out recurring losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

Based upon our current operating plan, existing cash resources as of March 31, 2018 are not expected to be sufficient to fund operating expense and capital investment requirements through the first quarter of 2019. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from our ATM facility or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. Because of the numerous risks and uncertainties associated with the development and commercialization of products and product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of any of our product or product candidates.

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

●

the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for APADAZ and any of our other product candidates for which we receive marketing approval;

●

the revenue, if any, received from commercial sales of APADAZ and any other product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of APADAZ and our product candidates from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which APADAZ and our product candidates are assigned;

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

Our critical accounting policies have not changed materially from those described in Note B of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 30, 2018.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2016, a class action suit was filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the U.S. Securities and Exchange Commission, or the SEC, in support of the offering. The plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff seeks to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby.

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

We have incurred operating losses since our inception and, as of March 31, 2018, had an accumulated deficit of $190.9 million. Our loss from operations for the three months ended March 31, 2018 and 2017, were $14.8 million and $7.4 million, respectively. We have financed our operations through March 31, 2018 with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt, $59.9 million in aggregate net proceeds from our initial public offering and $2.9 million in gross proceeds under our ongoing ATM offering with Cowen.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of many of our product candidates, and we have only completed development of, and received regulatory approval for, one product, APADAZ. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

●	increase chemistry, manufacturing and controls, or CMC, activities related to the potential commercialization of APADAZ and any of our product candidates for which we may obtain regulatory approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	add operational systems and personnel, if needed, to support any future commercialization efforts.

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

Our audited financial statements for the fiscal year ended December 31, 2017, included in our annual report on Form 10-K, contained an explanatory paragraph relating to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2017 included an explanatory paragraph stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our product development, commercialization and strategic plans, and even then we might be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts.

Based on our current operating plan, existing resources are not expected to be sufficient to fund operating expense and capital investment requirements through the first quarter of 2019. Because of this, our audited financial statements for the year ended December 31, 2017, included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We will need to obtain substantial additional funding in connection with our continuing operations from one or more equity offerings, including our ongoing ATM offering, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from our ongoing ATM offering, or be successful in completing other transactions, that will fund our operating expenses. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, APADAZ or our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, APADAZ or any of our product candidates will be commercially available. We have not yet determined our strategy for commercializing APADAZ, and we cannot guarantee that any strategy we adopt will be successful. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. On June 2, 2014, we entered into the Deerfield Facility Agreement with Deerfield. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. Additionally, in February 2016, we issued the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2006, and our operations to date have been largely focused on raising capital, identifying potential product candidates, broadening our expertise in the development of our prodrugs, undertaking preclinical studies and conducting clinical trials. To date, we have only one product approved by the FDA, APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We have not yet demonstrated an ability to manufacture a prodrug on a commercial scale, or arrange for a third party to do so, or conduct sales and marketing activities necessary for successful commercialization or enter into a collaboration for that purpose. We have not yet determined our strategy for commercializing APADAZ, and we cannot guarantee that any strategy we adopt will be successful. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

A key element of our strategy is to use our LAT platform technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. As our scientific efforts are primarily focused on discovering novel prodrugs with new molecular structures, the evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates in addition to APADAZ, we may not be able to develop those product candidates into prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, for reasons including being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. For instance, in June 2016, we received a Complete Response Letter, or CRL, from the FDA for our APADAZ NDA. Following a Formal Dispute Resolution Request, or FDRR, process and detailed discussions with the FDA, we responded to the CRL by submitting an amended NDA for APADAZ. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ. If we do not successfully commercialize APADAZ and develop and commercialize our product candidates based upon our LAT platform technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive non-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate's safety and efficacy for each indication and manufacturing quality. Additionally, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or that any future trials will be successful. For example, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of APADAZ, but voted 18 to two against inclusion of abuse-deterrent labeling for APADAZ. Additionally, in June 2016, we received a CRL from the FDA for our APADAZ NDA. Following a FDRR process and detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require opioid analgesic and for which alternative treatments are inadequate. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ.

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

There can be no assurance that any of our product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our trials do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. For instance, the final approved product labeling for APADAZ concluded that the overall results of the clinical program did not demonstrate abuse-deterrence by current measurement standards.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our current product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Interpretation of results from early, usually smaller, studies that suggest positive trends in some subjects, requires caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints, or lack of trial endpoints in exploratory studies, subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, in June 2016, the FDA issued a CRL for our APADAZ NDA. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse-deterrent studies of APADAZ. Following a FDRR and detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●

regulators or Institutional Review Boards, or IRBs, may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site or amend clinical trial protocols as needed;

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

We previously announced a technology licensing agreement with Genco Sciences, LLC to develop prodrug-based therapy for potential rare pediatric indications of Tourette’s Syndrome with ADHD. We cannot guarantee that we will be successful in this effort to develop such a prodrug-based therapy. Additionally, we cannot guarantee that the FDA would grant us a rare pediatric disease designation for such a prodrug-based product candidate. Even if the FDA grants us a rare pediatric disease designation for one of our prodrug-based product candidates, designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved.

APADAZ is, and we anticipate most of our current product candidates, if approved by the FDA, will be, subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of APADAZ and certain product candidates.

The FDA has indicated that some opioid drugs formulated with the active ingredients hydrocodone, fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone and others will be required to have a REMS to ensure that the benefits of the drugs continue to outweigh the risks. The FDA has already approved a REMS for ER and long-acting opioids as part of a federal initiative to address inappropriate prescribing and prescription drug abuse and misuse, which the FDA continually updates. The Commissioner of the FDA previously announced his intention to expand the REMS program to include IR opioids in the near future. The REMS plan introduces new safety measures designed to reduce risks and improve the safe use of ER and long-acting opioids, while ensuring access to needed medications for patients in pain. The ER and long-acting opioid REMS affects more than 25 companies that manufacture these opioid analgesics. Under the new REMS, companies are required to make education programs available to prescribers. It is expected that companies will meet this obligation by taking specific steps to ensure that health care providers are aware of the availability of the training and by providing educational grants to continuing education providers, who will develop and deliver the training. The REMS program also requires companies to make available FDA-approved patient education materials on the safe use of these drugs. The companies must perform periodic assessments of the implementation of the REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program. Independent audits must also be conducted of the educational efforts.

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours that claims priority to an application filed prior to March 16, 2013, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, changes enacted on March 16, 2013, to the U.S. patent laws under the Leahy-Smith Act resulted in the United States changing from a “first to invent” country to a “first to file” country. As a result, we may lose the ability to obtain a patent if another party files with the USPTO first and could become involved in proceedings before the USPTO to resolve disputes related to inventorship. We may also become involved in similar proceedings in other jurisdictions.

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

If approved, KP303 will compete against currently marketed, branded and generic, quetiapine and olanzine products approved for use in the treatment of multiple CNS disorders. Some of these currently marketed products include AstraZeneca's SEROQUEL and SEROQUEL XR and Eli Lilly's ZYPREXA and ZYPREXA ZYDIS, in addition to multiple other branded and generic quetiapine and olanzine products marketed by Teva Pharmaceutical Industries Ltd. and Dr. Reddy's Laboratories Ltd. In addition, if approved, KP303 will face potential competition from any abuse-deterrent or other quetiapine or olanzine products for the treatment of multiple CNS disorders which are currently in or which may enter into clinical development.

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

APADAZ is, and any product candidate for which we obtain marketing approval could be, subject to a comprehensive regulatory scheme, which includes the regulation of manufacturing processes, post-approval clinical data, labeling, advertising, marketing, distribution and promotional activities for such product, by the FDA and other regulatory authorities. For example, we are required to conduct pediatric studies related to Apadaz to determine its safety and effectiveness for the claimed indication in pediatric patients. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, payment of substantial annual product and establishment fees, labeling requirements, promotional, marketing and advertising requirements, requirements related to further development, packaging, storage and distribution requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. If there are any modifications to the drug, including changes in indications, labeling, manufacturing processes or facilities, or new safety issues arise, a new or supplemental NDA, a post-implementation notification or other reporting may be required or requested depending on the change, which may require additional data or additional preclinical studies and clinical trials.

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

APADAZ does, and if any of our product candidates receive marketing approval such candidate may, have a label that limits its approved uses, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings or precautions be included in the product labeling, including a black box warning, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, which could limit sales of the product. For instance, we expect that at least some of our product candidates would likely be required to carry black box warnings, including warnings regarding tampering, lethality if our oral tablets are prepared for injection and hepatotoxicity.

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

●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

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

Prior to our IPO there had been no public market for our common stock. An active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell our shares at an attractive price or at all.

The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2015 at a price of $11.00 per share, our stock price has ranged from $2.45 to $26.15 through May 10, 2018. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

According to the terms of the Deerfield Note, in no event may Deerfield convert the Deerfield Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Note into a limited number of shares due to this conversion limitation, the Deerfield Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Note is convertible into 1,750,497 shares of our common stock, assuming a conversion date of March 31, 2018. The conversion price of the Deerfield Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Note’s conversion price or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of March 31, 2018.

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

Additionally, in October 2016, we entered into the ATM Agreement with Cowen under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. Cowen may sell common stock under the ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). To the extent that we direct Cowen to make any sales of our common stock under the ATM Agreement, our stockholders may experience additional dilution, which could cause our stock price to fall. As of March 31, 2018, we have sold 446,111 shares of common stock under the ATM Agreement, resulting in gross proceeds of $2.9 million.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of March 31, 2018, we had $96.3 million of convertible notes outstanding, consisting of the $10 million Deerfield Note and $86.3 million of 2021 Notes.

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

As of March 31, 2018, we had federal net operating loss carryforwards of approximately $137.3 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. For our fiscal year ended December 31, 2017, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting on an annual basis. This requires that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2 hereof.
10.1#	Amended Non-Employee Director Compensation Policy (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 30, 2018).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: May 11, 2018	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)