Form 10-Q
period 2018-06-30
KEMPHARM, INC
filed 2018-08-10
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Total shares of common stock outstanding as of August 9, 2018: 16,042,018

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,497	$10,871
Restricted cash	1,100	1,100
Marketable securities	11,702	31,358
Trade date receivables	—	2,005
Prepaid expenses and other current assets	1,610	1,662
Total current assets	30,909	46,996
Property and equipment, net	1,841	2,004
Long-term investments	—	3,250
Other long-term assets	1,250	206
Total assets	$34,000	$52,456

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$13,967	$7,875
Current portion of convertible notes	3,333	3,333
Current portion of capital lease obligation	190	189
Other current liabilities	113	112
Total current liabilities	17,603	11,509
Convertible notes, less current portion, net	86,845	89,398
Derivative and warrant liability	11,888	7,709
Capital lease obligation, less current portion	466	562
Other long-term liabilities	743	794
Total liabilities	117,545	109,972

Commitments and contingencies (Note D)

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 15,905,146 shares issued and outstanding as of June 30, 2018 (unaudited); 14,657,430 shares issued and outstanding as of December 31, 2017	2	1
Additional paid-in capital	117,391	107,209
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2018 (unaudited) or December 31, 2017	—	—
Accumulated deficit	(200,938)	(164,726)
Total stockholders' deficit	(83,545)	(57,516)
Total liabilities and stockholders' deficit	$34,000	$52,456

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	10,488	4,650	22,125	8,764
General and administrative	3,420	3,574	6,552	6,840
Total operating expenses	13,908	8,224	28,677	15,604
Loss from operations	(13,908)	(8,224)	(28,677)	(15,604)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(390)	(390)	(780)	(780)
Interest expense on principal	(1,419)	(1,443)	(2,861)	(2,884)
Fair value adjustment related to derivative and warrant liability	5,562	3,523	(4,179)	(3,693)
Interest and other income, net	123	13	238	114
Total other (expense) income	3,876	1,703	(7,582)	(7,243)
Loss before income taxes	(10,032)	(6,521)	(36,259)	(22,847)
Income tax benefit	39	4	47	8
Net loss	$(9,993)	$(6,517)	$(36,212)	$(22,839)

Net loss per share:
Basic	$(0.65)	$(0.44)	$(2.41)	$(1.56)
Diluted	$(0.91)	$(0.44)	$(2.41)	$(1.56)

Weighted average number of shares of common stock outstanding:
Basic	15,317,536	14,649,586	15,056,161	14,648,291
Diluted	16,548,751	14,649,586	15,056,161	14,648,291

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(36,212)	$(22,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,659	2,254
Non-cash interest expense	2,195	2,220
Amortization of debt issuance costs and debt discount	780	780
Depreciation and amortization expense	166	164
Fair value adjustment related to derivative and warrant liability	4,179	3,693
Loss on sublease	—	102
Change in assets and liabilities:
Prepaid expenses and other assets	(1,030)	(151)
Accounts payable and accrued expenses	4,063	(2,318)
Other liabilities	(51)	101
Net cash used in operating activities	(23,251)	(15,994)

Cash flows from investing activities:
Purchases of property and equipment	—	(143)
Purchases of marketable securities and long-term investments	—	(20,922)
Maturities and sales of marketable securities	24,911	32,806
Net cash provided by investing activities	24,911	11,741

Cash flows from financing activities:
Proceeds from at-the-market offering, net of commissions	3,992	—
Repayment of obligations under capital lease	(94)	(77)
Payment of deferred offering costs	—	(50)
Proceeds from exercise of common stock options	68	4
Net cash provided by (used in) financing activities	3,966	(123)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,626	(4,376)
Cash, cash equivalents and restricted cash, beginning of period	11,971	17,862
Cash, cash equivalents and restricted cash, end of period	$17,597	$13,486

Supplemental cash flow information:
Cash paid for interest	$2,863	$2,857
Conversion of Deerfield Convertible Note principal and interest	3,502	—
Fixed assets financed under a lease agreement	—	284
Deferred offering costs included in accounts payable and accrued expenses	—	60
Fixed assets included in accounts payable and accrued expenses	3	7

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018.

Going Concern

The unaudited condensed financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring losses from operations and negative operating cash flows due to its ongoing research and development of its product and product candidates. The Company also has an accumulated deficit as of June 30, 2018. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these unaudited condensed financial statements are issued. The Company's ability to continue as a going concern is dependent upon profitable future operations, positive cash flows and additional financing.

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents and marketable securities, as well as, financing through the Company's active registration statement on Form S-3 covering the sale of up to $150.0 million of the Company's common stock, preferred stock, and debt and/or warrants. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock through an "at-the-market offering."

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

The Company is not obligated to make any sales of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement in accordance with its terms. As of June 30, 2018, the Company had deferred offering costs recorded within prepaid expenses and other current assets in the amount of $0.2 million.

As of June 30, 2018, the Company has sold 625,466 shares of common stock under the ATM Agreement, resulting in gross proceeds of $4.1 million.

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

In May 2014, the FASB issued guidance codified in the Accounting Standards Codification ("ASC") Topic 606, Revenue Recognition—Revenue from Contracts with Customers ("ASC 606"), which amended the guidance in former ASC 605, Revenue Recognition, and became effective beginning January 1, 2018. This guidance did not have a material impact on the Company's financial statements and disclosures upon adoption since the Company is not generating revenue at this time.

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

www
C.	Debt Obligations

Deerfield Facility Agreement

On June 2, 2014, the Company entered into a $60 million facility agreement (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). The first payment to the Company under the terms of the Deerfield Facility Agreement consisted of a term loan of $15 million (the “Term Note”) and a senior secured loan of $10 million (the “Deerfield Convertible Note”). As of June 30, 2016, Deerfield was no longer obligated to provide the Company any additional disbursements under the Deerfield Facility Agreement. All loans issued under the Deerfield Facility Agreement bear interest at 9.75% per annum. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Note into shares of the Company’s common stock at an initial conversion price of $5.85 per share (the "Deerfield Note Put Option").

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

The Company must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Facility Agreement on the fourth and fifth anniversaries of the Deerfield Facility Agreement. The Company is then also obligated to repay the balance of the outstanding principal amount on February 14, 2020. The Company prepaid all outstanding interest and principal on the Term Note in February 2016. The outstanding principal amount due on the fourth anniversary of the Deerfield Facility Agreement and the related accrued but unpaid interest as of such date was converted in common stock of the Company in accordance with the provisions of the Deerfield Convertible Note. Refer to the section entitled Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note below.

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

In connection with the IPO, on March 6, 2015, the Company entered into a First Amendment (the “First Amendment) to the Deerfield Facility Agreement, the Deerfield Convertible Note and Deerfield Warrant, by and between the Company and Deerfield. The First Amendment, among other things, clarified that all references to the conversion of shares of Series D Preferred into the Company’s common stock in the Deerfield Facility Agreement, the Deerfield Convertible Note and Deerfield Warrant shall include any reclassification of the outstanding shares of Series D Preferred into shares of the Company’s common stock

Second Amendment to Senior Secured Convertible Note and Warrant

On January 6, 2016, the Company entered into a Second Amendment (the “Second Amendment”) to the Deerfield Convertible Note and Deerfield Warrant, by and between the Company and Deerfield. The Second Amendment, among other things, clarified the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Note and Deerfield Warrant, respectively, in the event that the Company effects a firm commitment underwritten public offering of its securities.

Issuance of 5.50% Senior Convertible Notes and Third Amendment to Facility Agreement, Senior Secured Convertible Note and Warrant

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

The net proceeds from the Note Offering were approximately $82.8 million, after deducting the Initial Purchasers’ discount and estimated offering expenses. Concurrent with the Note Offering, the Company used approximately $18.6 million of the net proceeds from the Note Offering to repay in full the Term Note, plus all accrued but unpaid interest, a make-whole interest payment and a prepayment premium on the Term Note. This principal, accrued but unpaid interest, make-whole interest payment and prepayment premium on the Term Note is reflected as a cash outflow from financing activity in the statements of cash flows.

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

In connection with the Note Offering, on February 3, 2016, the Company entered into a Third Amendment (the “Third Amendment”) to the Deerfield Facility Agreement, Deerfield Convertible Note and Deerfield Warrant with Deerfield. The Third Amendment, among other things, eliminated the Company’s ability to require Deerfield to convert the Deerfield Convertible Note into Company common stock.  In addition, pursuant to the Third Amendment, Deerfield consented to the prepayment of the Term Note and the issuance of the 2021 Notes.

Fourth Amendment to Senior Secured Convertible Note and Warrant

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

Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note

On June 11, 2018, the Company entered into the Facility Agreement Waiver and Fifth Amendment (the "Fifth Amendment") to the Deerfield Convertible Note with Deerfield. The Fifth Amendment, among other things, provided that (i) $3,333,333 of the principal amount, plus $168,288 of accrued interest, of the Deerfield Convertible Note issued pursuant to the terms of the Deerfield Facility Agreement was converted into 598,568 shares of the Company’s common stock, with such principal conversion amount being applied against and in full satisfaction of the amortization payment due June 2, 2018; (ii) Deerfield waived specified rights under the Deerfield Facility Agreement with regards to such principal and interest amount; and (iii) amended specified provisions of the Deerfield Convertible Note as they relate to the delivery of shares of the Company’s common stock in connection with any conversion of the Deerfield Convertible Note.

Except as modified by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment and Fifth Amendment, all terms and conditions of the Deerfield Facility Agreement, Deerfield Warrant and Deerfield Convertible Note remained in full force and effect.

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. As of June 30, 2018, the Company had unused letters of credit in the amount of $0.4 million. The line of credit had a maturity date of January 31, 2018. On January 31, 2018, the line of credit was renewed for an additional two-year term and will now mature on January 31, 2020. As of June 30, 2018, the Company had no outstanding balances under the line of credit. The Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the borrowing capacity under the line of credit, held by the same bank institution. The money market account is reported as restricted cash on the condensed balance sheets. The line of credit contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the 1-month London Interbank Offered Rate plus 2.00% per annum. The interest rate under the Line of Credit Agreement was 3.98% as of June 30, 2018.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of June 30, 2018 and December 31, 2017, no accruals have been made related to commitments and contingencies.

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

On June 27, 2018, the Iowa District Court dismissed the case without prejudice to members of the putative class.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of June 30, 2018 and 2017, the Company had 10,000,000 shares of authorized and undesignated preferred stock, and did not have any preferred stock outstanding.

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

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred (Note C). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. The Company is amortizing the debt discount over the term of the Deerfield Convertible Note and the expense is recorded as interest expense related to amortization of debt issuance costs and discount in the condensed statements of operations.

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

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 15,905,146 and 14,657,430 shares of common stock were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, the Company had reserved authorized shares of common stock for future issuance as follows:

	June 30, 2018	December 31, 2017
Conversion of Deerfield Convertible Note	1,148,124	1,751,410
Conversion of 2021 Notes	5,040,914	5,040,914
Outstanding awards under equity incentive plans	3,682,996	2,853,924
Outstanding common stock warrants	2,027,763	2,027,763
Possible future issuances under equity incentive plans	675,897	944,700
Total common shares reserved for future issuance	12,575,694	12,618,711

Common Stock Activity

The following table summarizes common stock activity for the six months ended June 30, 2018:

Shares of Common Stock
Balance as of December 31, 2017	14,657,430
Common stock sold under the ATM Agreement	625,466
Common stock issued as a result of Deerfield Convertible Note principal and interest conversion	598,568
Common stock options exercised	23,682
Balance as of June 30, 2018	15,905,146

As of June 30, 2018, the Company has sold 625,466 shares of common stock under the ATM Agreement, resulting in gross proceeds of $4.1 million.

G.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 4,018,480 as of June 30, 2018. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2018, the common stock reserved for issuance under the 2014 Plan automatically increased by 586,297 shares.

During the three and six months ended June 30, 2018, stock options were exercised for a total of 22,375 and 23,682 shares of common stock, respectively. During the three and six months ended June 30, 2017, stock options were exercised for a total of 9,750 shares of common stock.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$412	$340	$787	$631
General and administrative	968	825	1,872	1,623
Total stock-based compensation expense	1,380	1,165	2,659	$2,254

There was no stock-based compensation expense related to performance-based awards recognized during the three or six months ended June 30, 2018 or 2017.

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

The fair value of the Deerfield Convertible Note was $8.6 million and $11.0 million, respectively, as of June 30, 2018 and December 31, 2017. The fair value of the 2021 Notes was $60.5 million and $51.9 million, respectively, as of June 30, 2018 and December 31, 2017. Both the Deerfield Convertible Note and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note and 2021 Notes as of June 30, 2018 and December 31, 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2018 and December 31, 2017 (in thousands):

	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$8,461	$—	$—	$8,461
Embedded Warrant Put Option	577	—	—	577
Fundamental change and make-whole interest provisions embedded in 2021 Notes	26	—	—	26
Embedded Deerfield Note Put Option	2,824	—	—	2,824
Total liabilities	$11,888	$—	$—	$11,888
Trading securities:
Certificates of deposit	$1,217	$1,217	$—	$—
U.S. Treasury securities	10,485	10,485	—	—
Total assets	$11,702	$11,702	$—	$—

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$5,115	$—	$—	$5,115
Embedded Warrant Put Option	365	—	—	365
Fundamental change and make-whole interest provisions embedded in 2021 Notes	14	—	—	14
Embedded Deerfield Note Put Option	2,215	—	—	2,215
Total liabilities	$7,709	$—	$—	$7,709
Trading securities:
Certificates of deposit	$5,616	$5,616	$—	$—
U.S. Treasury securities	25,988	25,988	—	—
U.S. government-sponsored agency securities	3,004	—	3,004	—
Total assets	$34,608	$31,604	$3,004	$—

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of June 30, 2018 and December 31, 2017, the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option are reported on the condensed balance sheets in derivative and warrant liability, while the trading securities are reported on the condensed balance sheets in marketable securities and long-term investments. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option as of June 30, 2018 and December 31, 2017. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option are reflected in the condensed statements of operations for the three and six months ended June 30, 2018 and 2017 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance as of beginning of period	$17,450	$11,834	$7,709	$4,618
Adjustment to fair value	(5,562)	(3,523)	4,179	3,693
Balance as of end of period	$11,888	$8,311	$11,888	$8,311

I.	Net Earnings Per Share

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

Diluted net loss per share was the same as basic net loss per share for the six months ended June 30, 2018 and the three and six months ended June 30, 2017, because the effects of potentially dilutive items were anti-dilutive for the respective periods. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Warrants to purchase common stock	104,686	2,027,763	2,027,763	2,027,763
Awards under equity incentive plans	3,682,996	2,873,344	3,682,996	2,873,344
Deerfield Convertible Note	—	1,750,954	1,148,124	1,750,954
2021 Notes	5,040,914	5,040,914	5,040,914	5,040,914
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	8,828,596	11,692,975	11,899,797	11,692,975

The following table reconciles basic net loss per share of common stock to diluted net loss per share of common stock for the three months ended June 30, 2018 (in thousands, except per share data):

Three months ended
June 30, 2018
Basic net loss per share of common stock:
Net loss	$(9,993)
Less: Net loss allocable to participating securities	—
Net loss allocable to shares of common stock	(9,993)
Less: Dividends declared or accumulated	—
Undistributed net loss allocable to shares of common stock, basic	$(9,993)
Weighted average number of shares of common stock outstanding	15,318
Basic net loss per share of common stock	$(0.65)
Diluted net loss per share of common stock:
Net loss	$(9,993)
Less: Fair value adjustment income related to Deerfield Warrant liability	(2,615)
Add back: Total interest expense related to Deerfield Convertible Note	409
Less: Fair value adjustment income related to embedded Deerfield Note Put Option	(2,923)
Net loss allocable to shares of common stock, diluted	$(15,122)
Weighted average number of shares of common stock outstanding	15,318
Dilutive effect of Deerfield Warrant	79
Dilutive effect of Deerfield Convertible Note	1,152
Weighted average number of shares of common stock outstanding, diluted	16,549
Diluted net loss per share of common stock	$(0.91)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our Ligand Activated Therapy, or LAT™, platform technology. We intend to utilize our proprietary LAT platform technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, in the high need areas of attention deficit hyperactivity disorder, or ADHD, pain and other central nervous system, or CNS, disorders. Our co-lead clinical product candidates are KP415 and KP484, both based on a prodrug of methylphenidate, but with differing extended-release, or ER, effect profiles for the treatment of ADHD. In addition, we have received FDA approval for APADAZ®, an immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We are also advancing KP201/IR, an APAP-free IR formulation of our benzhydrocodone prodrug for the treatment of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

To date, we have not generated any revenue. We have incurred operating losses since our inception and, as of June 30, 2018, had an accumulated deficit of $200.9 million. Our losses from operations for the three and six months ended June 30, 2018 and 2017 were $13.9 and $8.2 million and $28.7 and $15.6 million, respectively.

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

On July 9, 2018, we announced top line results from our pivotal efficacy and safety clinical trial of KP415. Results from the trial, or KP415.E01, indicated that KP415 successfully met the primary efficacy endpoint in patients with ADHD between the ages of 6 and 12 years. The trial was a multicenter, randomized, parallel, double-blind, placebo-controlled analog laboratory classroom clinical trial in 150 children aged 6-12 years old with a diagnosis of ADHD to assess the efficacy and safety of KP415. Subjects who received KP415 met the trial’s primary and secondary efficacy endpoint, showing statistically significant improvement on both the Swanson, Kotkin, Agler, M-Flynn, and Pelham Scale and the Permanent Product Measure of Performance scale.

Our product and pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product and Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (ER)	KP415	Clinical	NDA Submission - Q1 2019 Oral and Intranasal Human Abuse Potential Data - 2H 2018
Methylphenidate (ER)	KP484	Clinical	NDA Submission - 2019 Pivotal Efficacy Trial Data - 2019
PAIN
Hydrocodone/APAP	APADAZ	FDA Approved	Potential Commercial Partnerships
Hydrocodone	KP201/IR	Clinical	NDA Submission with Expected Priority Review - 2019 Intranasal Human Abuse Potential Data - 2019
Hydromorphone	KP511/ER	Clinical	NDA Submission with Expected Priority Review - 2020 Human Proof of Concept Data - 2019
Hydromorphone	KP511/IR	Clinical	NDA Submission with Expected Priority Review - 2019 Bioequivalence and Human Abuse Potential Data - 2019
Oxycodone	KP606/IR	Preclinical
Oxymorphone	KP746	Preclinical
MULTIPLE CNS DISORDERS
Quetiapine	KP303	Preclinical

Achievement of key milestones and potential NDA submissions listed in the table above for KP201/IR, KP511/ER and KP511/IR are in-part dependent upon the status of commercialization efforts for APADAZ.

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

Under our March 2012 termination agreement with Aquestive Therapeutics (formerly known as MonoSol Rx, LLC), or Aquestive, Aquestive has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415 or KP484, and any product candidates arising therefrom, including royalty payments on any license of KP415 or KP484, the sale of KP415 or KP484 to a third party, the commercialization of KP415 or KP484 and the portion of any consideration that is attributable to the value of KP415 or KP484 and paid to us or our stockholders in a change of control transaction.

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Period-to-
	2018	2017	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	10,488	4,650	5,838
General and administrative	3,420	3,574	(154)
Total operating expenses	13,908	8,224	5,684
Loss from operations	(13,908)	(8,224)	(5,684)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(390)	(390)	—
Interest expense on debt principal	(1,419)	(1,443)	24
Fair value adjustment related to derivative and warrant liability	5,562	3,523	2,039
Interest and other income, net	123	13	110
Total other (expense) income	3,876	1,703	2,173
Loss before income taxes	(10,032)	(6,521)	(3,511)
Income tax benefit	39	4	35
Net loss	$(9,993)	$(6,517)	$(3,476)

Net Loss

Net loss for the three months ended June 30, 2018 was $10.0 million, an increase of $3.5 million compared to net loss for the three months ended June 30, 2017 of $6.5 million. The increase was primarily attributable to an increase in loss from operations of $5.7 million, partially offset by an increase in fair value adjustment income related to changes in the derivative and warrant liability of $2.0 million and net interest income and other items of $0.2 million.

Research and Development

Research and development expenses increased by $5.8 million, from $4.7 million for the three months ended June 30, 2017, to $10.5 million for the three months ended June 30, 2018. This increase was attributable to an increase in net third-party research and development costs primarily related to our clinical trials for KP415.

General and Administrative

General and administrative expenses decreased by $0.2 million, from $3.6 million for the three months ended June 30, 2017, to $3.4 million for the three months ended June 30, 2018. This decrease was primarily attributable to a decrease in general and administrative costs related to overhead.

Other (Expense) Income

Other (expense) income increased by $2.2 million, from income of $1.7 million for the three months ended June 30, 2017, to income of $3.9 million for the three months ended June 30, 2018. This period-to-period increase in income was primarily attributable to the increased fair value adjustment related to changes in derivative and warrant liability.

Comparison of the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,		Period-to-
	2018	2017	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	22,125	8,764	13,361
General and administrative	6,552	6,840	(288)
Total operating expenses	28,677	15,604	13,073
Loss from operations	(28,677)	(15,604)	(13,073)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(780)	(780)	—
Interest expense on debt principal	(2,861)	(2,884)	23
Fair value adjustment related to derivative and warrant liability	(4,179)	(3,693)	(486)
Interest and other income, net	238	114	124
Total other (expense) income	(7,582)	(7,243)	(339)
Loss before income taxes	(36,259)	(22,847)	(13,412)
Income tax benefit	47	8	39
Net loss	$(36,212)	$(22,839)	$(13,373)

Net Loss

Net loss for the six months ended June 30, 2018 was $36.2 million, an increase of $13.4 million compared to net loss for the six months ended June 30, 2017 of $22.8 million. The increase was primarily attributable to an increase in loss from operations of $13.1 million and an increase in fair value adjustment expense related to changes in the derivative and warrant liability of $0.5 million. These increases in expenses were partially offset by an increase in net interest income and other items of $0.2 million.

Research and Development

Research and development expenses increased by $13.3 million, from $8.8 million for the six months ended June 30, 2017, to $22.1 million for the six months ended June 30, 2018. This increase was attributable to an increase in net third-party research and development costs primarily related to our clinical trials for KP415.

General and Administrative

General and administrative expenses decreased by $0.2 million, from $6.8 million for the six months ended June 30, 2017, to $6.6 million for the six months ended June 30, 2018. This decrease was primarily attributable to a decrease in general and administrative costs related to overhead.

Other (Expense) Income

Other (expense) income increased by $0.4 million, from expense of $7.2 million for the six months ended June 30, 2017, to expense of $7.6 million for the six months ended June 30, 2018. This period-to-period increase in expense was primarily attributable to the increased fair value adjustment related to changes in derivative and warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2018, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, or IPO, and through our Common Stock Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen. As of June 30, 2018, we had cash and cash equivalents of $16.5 million, restricted cash of $1.1 million and marketable securities of $11.7 million. We completed the closing of our IPO in 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters' exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the Securities and Exchange Commission, or SEC, on October 17, 2016.

On October 3, 2016, we entered into the ATM Agreement with Cowen under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. The registration statement on Form S-3 included a prospectus covering the offering up to $20,000,000 of shares of common stock in accordance with the ATM Agreement. As of June 30, 2018, we have sold 625,466 shares of our common stock under the ATM Agreement resulting in gross proceeds of $4.1 million.

We have incurred operating losses since our inception and, as of June 30, 2018, had an accumulated deficit of $200.9 million. We anticipate that we will continue to incur operating losses for at least the next several years. We expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Convertible Debt

As of June 30, 2018, we had $93.0 million of convertible notes outstanding, consisting of the 9.75% senior secured loan due 2020, or the Deerfield Convertible Note, in the principal amount of $6.7 million and the 5.50% Senior Convertible Notes due 2021, or the 2021 Notes, in the aggregate principal amount of $86.3 million.

Deerfield Facility Agreement

In June 2014, we entered into the $60.0 million multi-tranche credit facility, or the Deerfield Facility Agreement, with Deerfield Private Design Fund III, LP, or Deerfield. At the time we entered into the Deerfield Facility Agreement, we borrowed the first tranche, which consisted of a $15.0 million term note and the $10.0 million convertible note. We used approximately $18.6 million of the net proceeds from the offering of the 2021 Notes to repay in full the $15.0 million original principal amount on the term note issued under the Deerfield Facility Agreement plus all accrued but unpaid interest on the term note, a make whole interest payment on the term note and a prepayment premium on the term note. Deerfield is no longer obligated to provide us any additional disbursements under the Deerfield Facility Agreement.

All loans issued under the Deerfield Facility Agreement, including the Deerfield Convertible Note, bear interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield Facility Agreement is due quarterly in arrears. Upon notice to Deerfield, we may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Facility Agreement, provided that all such interest was due on July 1, 2016. We elected this option on all eight of the scheduled interest payments through June 30, 2016 and paid all such interest on July 1, 2016. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Facility Agreement on the fourth and fifth anniversaries of the Deerfield Facility Agreement. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020.

On June 11, 2018, the Company entered into the Fifth Amendment with Deerfield. The Fifth Amendment, among other things, provided that (i) $3,333,333 of the principal amount, plus $168,288 of accrued interest, of the Deerfield Convertible Note issued pursuant to the terms of the Deerfield Facility Agreement was converted into 598,568 shares of our common stock, with such principal conversion amount being applied against and in full satisfaction of the amortization payment due June 2, 2018; (ii) Deerfield waived specified rights under the Deerfield Facility Agreement with regards to such principal and interest amount; and (iii) amended specified provisions of the Deerfield Convertible Note as they relate to the delivery of shares of the Company’s Common Stock in connection with any conversion of the Deerfield Convertible Note.

Prepayment of the outstanding balance is not allowed without written consent of Deerfield. However, in connection with our offering of the 2021 Notes, on February 3, 2016, we entered into an amendment to the Deerfield Facility Agreement in which Deerfield consented to the prepayment of its $15.0 million term note and the issuance of the 2021 Notes.

Pursuant to the Deerfield Facility Agreement, we issued to Deerfield 1,923,077 shares of our Series D redeemable convertible preferred stock, or Series D Preferred, as consideration for the loans provided to us thereunder. Upon closing of our IPO, these shares of Series D Preferred reclassified into 256,410 shares of our common stock.

We also issued to Deerfield a warrant to purchase 14,423,076 shares of our Series D Preferred at an initial exercise price of $0.78 per share, or the Deerfield Warrant. Upon closing of our IPO, this warrant converted into a warrant exercisable for 1,923,077 shares of our common stock at an exercise price of $5.85 per share.

Pursuant to the Deerfield Facility Agreement, we may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit-sharing arrangement, without the prior approval of Deerfield. Additionally, if we were to enter into a major transaction, including a merger, consolidation, sale of substantially all of our assets or other change of control transaction, Deerfield would have the ability to demand that prior to consummation of such transaction we repay all outstanding principal and accrued interest of the Deerfield Convertible Note. Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

The Deerfield Facility Agreement also includes high yield discount obligation protections that go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield Facility Agreement would qualify as an "applicable high yield discount obligation" under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(23,251)	$(15,994)
Net cash provided by investing activities	24,911	11,741
Net cash provided by (used in) financing activities	3,966	(123)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,626	$(4,376)

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities of $23.3 million consisted of a net loss of $36.2 million, primarily attributable to our spending on research and development programs, partially offset by $10.0 million in adjustments for non-cash items and $2.9 million in changes in working capital. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $2.7 million, a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $4.2 million, non-cash interest expense of $2.2 million, amortization of debt issuance costs and debt discount of $0.8 million, and $0.1 million related to depreciation, amortization and other items. The changes in working capital consisted of $4.0 million related to an increase in accounts payable and accrued expenses, partially offset by a change of $1.0 million related to an increase in prepaid expenses and other assets and a change of $0.1 million related to a decrease in other liabilities.

For the six months ended June 30, 2017, net cash used in operating activities of $16.0 million consisted of a net loss of $22.8 million primarily attributable to our spending on research and development programs and $2.4 million in changes in working capital; partially offset by $9.2 million in adjustments for non-cash items. The changes in working capital consisted of $2.3 million related to a decrease in accounts payable and accrued expenses and $0.2 million related to and increase prepaid expenses and other assets; partially offset by $0.1 million of other liabilities. The adjustments for non-cash items primarily consisted of a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $3.7 million, stock-based compensation expense of $2.3 million, non-cash interest expense of $2.2 million, amortization of debt issuance costs and debt discount of $0.8 million and $0.2 million related to depreciation and amortization.

Investing Activities

For the six months ended June 30, 2018, net cash provided by investing activities was $24.9 million, which was entirely attributable to maturities and sales of marketable securities.

For the six months ended June 30, 2017, net cash provided by investing activities was $11.7 million, which was primarily attributable to maturities of marketable securities of $32.8 million; partially offset by purchases of marketable securities and long-term investments of $20.9 million and purchases of property and equipment of $0.2 million.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $4.0 million. This consisted of net proceeds from the issuance of common stock under the ATM agreement of $4.0 million and proceeds from the exercise of common stock options of $0.1 million, partially offset by repayment of $0.1 million of obligations under capital lease arrangements.

For the six months ended June 30, 2017, net cash used in financing activities was $123,000, which was primarily attributable to repayments of obligations under capital lease arrangements of $77,000 and payments of deferred offering costs of $50,000; partially offset by proceeds from the exercise of common stock warrants of $4,000.

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

Our unaudited condensed financial statements for the quarter ended June 30, 2018 include an explanatory paragraph stating that out recurring losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

Based upon our current operating plan, existing cash resources as of June 30, 2018 are not expected to be sufficient to fund operating expense and capital investment requirements through the first quarter of 2019. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from our ATM offering or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. Because of the numerous risks and uncertainties associated with the development and commercialization of products and product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of any of our product or product candidates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2016, a class action suit was filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our IPO, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. The plaintiff did not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, the plaintiff sought to recover damages and obtain other relief on behalf of himself and all other persons who purchased our common stock pursuant or traceable to the offering and the registration statement and who were allegedly damaged thereby.

In January 2017, the suit was removed to the U.S. District Court for the Southern District of Iowa. The plaintiff subsequently filed a motion to remand the case to the Iowa District Court, and that motion was granted. In January 2018, the Iowa District Court issued an order postponing all deadlines and the setting of any schedule in the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund. In March 2018, the Supreme Court issued its decision in Cyan and held that state courts have subject matter jurisdiction over putative class actions like the one filed against us, which assert claims arising under the Securities Act. Accordingly, the case proceeded in Iowa District Court. On May 14, 2018, the defendants filed a motion to stay all discovery pending resolution of the defendants’ forthcoming motions to dismiss. On May 22, 2018, the defendants filed a motion requesting special assignment of judge.  Plaintiff opposed both motions. On May 29, 2018, we (and certain of our officers and directors) and the underwriters filed separate motions to dismiss. On June 27, 2018, plaintiff filed an unopposed motion for voluntary dismissal of the action. On June 27, 2018, the Iowa District Court dismissed the case without prejudice to members of the putative class.

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

We have incurred operating losses since our inception and, as of June 30, 2018, had an accumulated deficit of $200.9 million. Our loss from operations for the three and six months ended June 30, 2018 and 2017, were $13.9 and $8.2 million and $28.7 and $15.6 million, respectively. We have financed our operations through June 30, 2018 with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt, $59.9 million in aggregate net proceeds from our initial public offering and $4.1 million in gross proceeds under our ongoing ATM offering with Cowen.

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

Our audited financial statements for the year ended December 31, 2017 included an explanatory paragraph stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our product development, commercialization and strategic plans, and even then, we might be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, APADAZ or our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, APADAZ or any of our product candidates will be commercially available. We have not yet determined our strategy for commercializing APADAZ, and we cannot guarantee that any strategy we adopt will be successful. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. On June 2, 2014, we entered into the Deerfield Facility Agreement. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. Additionally, in February 2016, we issued the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

Additionally, the FDA will refuse to file an NDA if an approved drug with the same active moiety is entitled to five years of exclusivity, unless the exclusivity period has elapsed, or unless four years of the five-year period have elapsed, and the NDA contains a certification of patent invalidity or non-infringement. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt (including a salt with hydrogen or coordination bond) or other noncovalent derivative (such as a complex, chelate, or clathrate) of the molecule, responsible for the therapeutic activity of the drug substance.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our current product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Interpretation of results from early, usually smaller, studies that suggest positive trends in some subjects, requires caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints, or lack of trial endpoints in exploratory studies, subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, in June 2016, the FDA issued a CRL for our APADAZ NDA. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse-deterrent studies of APADAZ. Following a FDRR and detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Despite this, the final approved product labeling for APADAZ concluded that the overall results of the clinical program did not demonstrate abuse-deterrence by current measurement standards.

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

The FDA has indicated that some opioid drugs formulated with the active ingredients hydrocodone, fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone and others will be required to have a REMS to ensure that the benefits of the drugs continue to outweigh the risks. The FDA has already approved a REMS for ER and long-acting opioids as part of a federal initiative to address inappropriate prescribing and prescription drug abuse and misuse, which the FDA continually updates. The Commissioner of the FDA previously announced his intention to expand the REMS program to include IR opioids in the near future. The REMS plan introduces new safety measures designed to reduce risks and improve the safe use of ER and long-acting opioids, while ensuring access to needed medications for patients in pain. The ER and long-acting opioid REMS affects more than 32 companies that manufacture these opioid analgesics. Under the new REMS, companies are required to make education programs available to prescribers. It is expected that companies will meet this obligation by taking specific steps to ensure that health care providers are aware of the availability of the training and by providing educational grants to continuing education providers, who will develop and deliver the training. The REMS program also requires companies to make available FDA-approved patient education materials on the safe use of these drugs. The companies must perform periodic assessments of the implementation of the REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program. Independent audits must also be conducted of the educational efforts.

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

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for APADAZ and our product candidates. For example, in April 2014, the FDA approved class-wide labeling changes to the indications for use of all approved ER and long-acting opioids so that ER and long-acting opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. It is possible that such changes could reduce the number of prescriptions for opioids written by physicians and negatively impact the potential market for APADAZ or our product candidates. The FDA also held a public meeting in October 2014, on the development and regulation of abuse-deterrent formulations of opioid medications. Further, the Centers for Disease Control and Prevention previously issued draft guidelines for the prescribing of opioids for chronic pain, providing recommendations for primary care providers prescribing opioids for chronic pain on when to initiate or continue opioids, opioid selection and discontinuation, and the assessment of the risk and addressing harms of opioid use, among other areas. It is possible that FDA, or other regulatory bodies, will announce new regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for APADAZ or our product candidates.

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

Provisions in our agreements with Shire and Aquestive may inhibit our ability to enter into future collaborations with third parties.

Under our asset purchase agreement with Shire, we granted Shire a right of first refusal to acquire, license or commercialize KP415 and KP484. The right of first refusal may be exercised by Shire for a period of 30 business days following Shire’s receipt of written notice from us of the existence of a bona fide offer from a third party to acquire, license or commercialize KP415 and KP484.

We are also party to a termination agreement with Aquestive that may limit the value of any sale, license or commercialization of KP415 or KP484. Under this termination agreement, Aquestive has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415 or KP484, and any product candidates arising therefrom, including royalty payments on any license of KP415 or KP484, the sale of KP415 or KP484 to a third party or the commercialization of KP415 or KP484.

Provisions in our facility agreement with Deerfield may inhibit our ability to enter into specified transactions, including any joint venture, partnership or any other profit-sharing arrangement.

Pursuant to the Deerfield Facility Agreement, we may not enter into specified transactions, including any joint venture, partnership or any other profit-sharing arrangement, without the prior approval of Deerfield. Deerfield’s interests may not always coincide with our corporate interests or the interests of our other stockholders, and Deerfield may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. If Deerfield does not approve our entry into specified transactions, it could significantly delay or inhibit the commercialization APADAZ or our product candidates.

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

If we decide not to or are unable to establish our own sales, marketing and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute APADAZ, or any product candidates that we develop, ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute APADAZ, or our product candidates, or may be unable to do so on terms that are favorable to us, including as a result of restrictions in the Deerfield Facility Agreement. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market APADAZ, or our product candidates, effectively. Further, we may be liable for conduct of third parties acting on our behalf, including failure to comply with legal requirements applicable to sales and marketing of our products. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing APADAZ, or our product candidates.

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

If approved, KP415 and KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Johnson & Johnson's Concerta, Novartis AG's RITALIN, Pfizer's Quillivant, FOCALIN and Focalin XR, UCB S.A.'s METADATE CD, Noven Pharmaceuticals' Daytrana, AND nEOS tHERAPEUTICS' CONTEMPLA XR-ODT, in addition to multiple other branded and generic methylphenidate products marketed by companies including Allergan plc and Mallinckrodt plc. In addition, if approved, KP415 and KP484 will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

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

If approved, KP511/ER and KP511/IR will compete against currently marketed, branded and generic, ER and IR hydromorphone products. KP511/ER would compete against products approved for use in opioid-tolerant patients for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. KP511/IR would compete against products approved for use in patients for the management of pain severe enough to require opioid analgesic and for which alternative treatments are inadequate. Some of these currently marketed products include Purdue Pharma L.P.’s DILAUDID, Mallinckrodt plc’s EXALGO and Daiichi Sankyo's MORPHABOND ER, in addition to multiple other branded and generic IR and ER hydromorphone products marketed by companies including Allergan plc, Mallinckrodt plc, Rhodes Pharmaceuticals L.P. and Roxanne Laboratories, Inc. In addition, if approved, KP511/ER and KP511/IR will face potential competition from any abuse-deterrent or other IR and ER hydromorphone products for the treatment of pain that are currently in or which may enter into clinical development.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2015 at a price of $11.00 per share, our stock price has ranged from $2.45 to $26.15 through August 9, 2018. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For instance, in December 2016, we received notice of a class action suit filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our IPO, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. In June 2018, the case was dismissed without prejudice to members of the putative class. Future litigation could cause us to incur substantial costs and divert management’s attention and resources from our business. Further, companies listed on the NASDAQ Global Market, and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Notwithstanding our ability to regain compliance with NASDAQ Listing Rule 5450(b)(2)(a) within the applicable grace period, we may fail to satisfy one or more NASDAQ Global Market requirements for continued listing of our common stock in the future. There can be no assurance that we will be successful in maintaining the listing of our common stock on the NASDAQ Global Market, or, if transferred, on the NASDAQ Capital Market. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

In June 2014, we issued to Deerfield (i) the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred at an exercise price of $0.78 per share, which is exercisable until June 2, 2024, and (ii) the Deerfield Convertible Note, which bears interest at 9.75% per annum. Upon completion of our IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of our common stock at an exercise price of $5.85 per share and the outstanding principal and accrued interest under the Deerfield Convertible Note became convertible into shares of our common stock at a conversion price of $5.85 per share. The Deerfield Warrant and Deerfield Convertible Note each include an exercise or conversion, as applicable, price protection provision, pursuant to which the exercise or conversion, as applicable, price of the warrant or note will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Warrant's exercise price or the Deerfield Convertible Note's conversion price, as applicable, or the closing sale price of our common stock as reported on the NASDAQ Global Market on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, pursuant to the terms of our fourth amendment to the Deerfield Warrant and Deerfield Convertible Note, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Convertible Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

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

Additionally, we previously issued to Deerfield the Deerfield Convertible Note in the principal amount of $10.0 million. The Deerfield Convertible Note bears interest at 9.75% per annum. Deerfield may convert all or any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Note into shares of our common stock at a conversion price of $5.85 per share. For instance, in June 2018, $3,333,333 of the principal amount, plus $168,287 of accrued interest, of the Deerfield Convertible Note was converted into 598,568 shares of our common stock.

According to the terms of the Deerfield Convertible Note, in no event may Deerfield convert the Deerfield Convertible Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Convertible Note into a limited number of shares due to this conversion limitation, the Deerfield Convertible Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Convertible Note is convertible into 1,148,124 shares of our common stock, assuming a conversion date of June 30, 2018. The conversion price of the Deerfield Convertible Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Convertible Note’s conversion price or the closing sale price of our common stock as reported on the NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Convertible Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of June 30, 2018.

If Deerfield or the holders of the 2021 Notes elect to convert more of the Deerfield Convertible Note or the 2021 Notes, your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

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

Additionally, in October 2016, we entered into the ATM Agreement with Cowen under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through Cowen as our sales agent. Cowen may sell common stock under the ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). To the extent that we direct Cowen to make any sales of our common stock under the ATM Agreement, our stockholders may experience additional dilution, which could cause our stock price to fall. As of June 30, 2018, we have sold 625,466 shares of common stock under the ATM Agreement, resulting in gross proceeds of $4.1 million.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of June 30, 2018, we had $93.0 million of convertible notes outstanding, consisting of $6.7 million of the Deerfield Convertible Note and $86.3 million of 2021 Notes.

The Deerfield Convertible Note bears interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield Convertible Note is due quarterly in arrears. Upon notice to Deerfield, we may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Convertible Note, provided that all such interest was due on July 1, 2016. We elected this option on all eight of the scheduled interest payments through June 30, 2016 and paid such interest on July 1, 2016. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Convertible Note on the fourth and fifth anniversaries of the Deerfield Convertible Note. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020. The amortization payment due June 2, 2018 was paid via the conversion of $3,333,333 of the principal amount, plus $168,288 of accrued interest, of the Deerfield Convertible Note  into 598,568 shares of our common stock. We cannot guarantee that Deerfield will agree to convert any future principal amount owed under the Deerfield Convertible Note into shares of our common stock. If we are required to pay additional outstanding amounts due under the Deerfield Convertible Note prior to or at maturity or otherwise incur unanticipated monetary obligations under the Deerfield Convertible Note, our cash flow available to invest in the ongoing needs of our business may be limited.

On June 11, 2018, the Company entered into the Fifth Amendment with Deerfield. The Fifth Amendment, among other things, provided that (i) $3,333,333 of the principal amount, plus $168,288 of accrued interest, of the Deerfield Convertible Note issued pursuant to the terms of the Deerfield Facility Agreement was converted into 598,568 shares of the Company’s Common Stock, with such principal conversion amount being applied against and in full satisfaction of the amortization payment due June 2, 2018; (ii) Deerfield waived specified rights under the Deerfield Facility Agreement with regards to such principal and interest amount; and (iii) amended specified provisions of the Deerfield Convertible Note as they relate to the delivery of shares of the Company’s Common Stock in connection with any conversion of the Deerfield Convertible Note. Except as modified by the Fifth Amendment, all terms and conditions of the Deerfield Facility Agreement and Deerfield Convertible Note remained in full force and effect.

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

Despite our current debt levels, we and our future subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2021 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2021 Notes that could have the effect of diminishing our ability to make payments on the notes when due. The Deerfield Facility Agreement restricts our ability to incur additional indebtedness, including secured indebtedness, subject to certain exceptions, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The accounting method for the Deerfield Warrant, Deerfield Convertible Note and 2021 Notes could have a material effect on our reported financial results.

The Deerfield Warrant, Deerfield Convertible Note and 2021 Notes contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations. Additionally, certain features of the 2021 Notes may result in the yield on the 2021 Notes not being deductible by us for tax purposes.

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

Deerfield has the right, subject to some conditions, to require us to file one or more registration statements covering its shares of our common stock, including shares issues or issuable upon conversion or exercise of the Deerfield Convertible Note and Deerfield Warrant, as applicable, or to include such shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

In addition, the provisions of our termination agreement with Aquestive and our agreements with Deerfield and the holders of our 2021 Notes may discourage, delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then Aquestive will be entitled to a percentage in the low teens of the price being paid to us and our stockholders in such transaction which is attributable to the value of KP415 or KP484. Pursuant to the Deerfield Facility Agreement, we may not enter into any major transaction without the prior approval of Deerfield, including a merger, asset sale or change of control transaction, and pursuant to the Deerfield Convertible Note, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, of the Deerfield Convertible Note immediately prior to consummation of such event. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. Furthermore, the indenture governing the 2021 Notes requires us to repurchase the 2021 Notes for cash if we undergo certain fundamental changes. A takeover of us may trigger the requirement that we repurchase the 2021 Notes, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

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

As of June 30, 2018, we had federal net operating loss carryforwards of approximately $137.3 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Internal Revenue Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The Tax Cuts and Jobs Act includes significant changes to the taxation of business entities. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the Tax Cuts and Jobs Act remains subject to interpretation and further guidance from U.S. taxing authorities and as a result, the overall impact of this tax reform is uncertain and may change due to interpretation changes, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

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

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the Deerfield Facility Agreement, and any future debt agreements may, preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2 hereof.
10.1	Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note by and between the Registrant and Deerfield Private Design Fund III, L.P., dated as of June 11, 2018 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 11, 2018).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: August 10, 2018	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2018	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)