Form 10-Q
period 2018-09-30
KEMPHARM, INC
filed 2018-11-09
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                        to

Commission File No. 001-36913

KemPharm, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1180 Celebration Boulevard, Suite 103, Celebration, FL	34747
(Address of Principal Executive Offices)	(Zip Code)

(321) 939-3416
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address, and Former Fiscal Year if Changed Since Last Report)
2500 Crosspark Road, Suite E126, Coralville, IA 52241
(319) 665-2575

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

Total shares of common stock outstanding as of November 8, 2018: 26,455,352

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,788	$10,871
Restricted cash	1,100	1,100
Marketable securities	11,239	31,358
Trade date receivables	—	2,005
Prepaid expenses and other current assets	2,610	1,662
Total current assets	16,737	46,996
Property and equipment, net	1,817	2,004
Long-term investments	—	3,250
Other long-term assets	183	206
Total assets	$18,737	$52,456

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$14,677	$7,875
Current portion of convertible notes	3,333	3,333
Current portion of capital lease obligation	210	189
Other current liabilities	103	112
Total current liabilities	18,323	11,509
Convertible notes, less current portion, net	87,171	89,398
Derivative and warrant liability	7,420	7,709
Capital lease obligation, less current portion	451	562
Other long-term liabilities	717	794
Total liabilities	114,082	109,972

Commitments and contingencies (Note D)

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 16,042,018 shares issued and outstanding as of September 30, 2018 (unaudited); 14,657,430 shares issued and outstanding as of December 31, 2017	2	1
Additional paid-in capital	120,662	107,209
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2018 (unaudited) or December 31, 2017	—	—
Accumulated deficit	(216,009)	(164,726)
Total stockholders' deficit	(95,345)	(57,516)
Total liabilities and stockholders' deficit	$18,737	$52,456

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	13,330	6,293	35,455	15,057
General and administrative	2,992	3,319	9,544	10,159
Severance expense	1,636	—	1,636	—
Total operating expenses	17,958	9,612	46,635	25,216
Loss from operations	(17,958)	(9,612)	(46,635)	(25,216)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(326)	(391)	(1,106)	(1,171)
Interest expense on principal	(1,367)	(1,448)	(4,228)	(4,332)
Fair value adjustment related to derivative and warrant liability	4,468	1,312	289	(2,381)
Interest and other income, net	52	154	290	268
Total other (expense) income	2,827	(373)	(4,755)	(7,616)
Loss before income taxes	(15,131)	(9,985)	(51,390)	(32,832)
Income tax benefit	60	4	107	12
Net loss	$(15,071)	$(9,981)	$(51,283)	$(32,820)

Net loss per share:
Basic and diluted	$(0.94)	$(0.68)	$(3.33)	$(2.24)

Weighted average number of shares of common stock outstanding:
Basic and diluted	16,033,923	14,657,430	15,385,663	14,651,371

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(51,283)	$(32,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,245	3,412
Non-cash interest expense	1,123	1,036
Amortization of debt issuance costs and debt discount	1,106	1,171
Depreciation and amortization expense	245	251
Fair value adjustment related to derivative and warrant liability	(289)	2,381
Loss on sublease	—	102
Change in assets and liabilities:
Prepaid expenses and other assets	(1,046)	(723)
Accounts payable and accrued expenses	5,780	(1,075)
Other liabilities	(86)	101
Net cash used in operating activities	(39,205)	(26,164)

Cash flows from investing activities:
Purchases of property and equipment	(6)	(178)
Purchases of marketable securities and long-term investments	—	(21,345)
Maturities and sales of marketable securities	25,374	38,919
Net cash provided by investing activities	25,368	17,396

Cash flows from financing activities:
Proceeds from at-the-market offering, net of commissions	4,828	—
Repayment of obligations under capital lease	(142)	(119)
Payment of deferred offering costs	—	(50)
Proceeds from exercise of common stock options	68	4
Net cash provided by (used in) financing activities	4,754	(165)
Net decrease in cash, cash equivalents and restricted cash	(9,083)	(8,933)
Cash, cash equivalents and restricted cash, beginning of period	11,971	17,862
Cash, cash equivalents and restricted cash, end of period	$2,888	$8,929

Supplemental cash flow information:
Cash paid for interest	$5,280	$5,472
Conversion of Deerfield Convertible Note principal and interest	3,502	—
Trade date receivables	—	2,503
Fixed assets financed under a lease agreement	52	284
Deferred offering costs included in accounts payable and accrued expenses	68	60

See accompanying notes to unaudited condensed financial statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.	Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through its proprietary Ligand Activated Therapy ("LAT™") technology. The Company utilizes its proprietary LAT technology to generate improved prodrug versions of U.S. Food and Drug Administration (the "FDA") approved drugs as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. The Company's product pipeline is focused on the high need areas of attention deficit hyperactivity disorder ("ADHD"), pain and other central nervous system disorders, and its co-lead clinical development candidates, KP415 and KP484, are both based on a prodrug of d-methylphenidate, but with differing extended-release/effect profiles, and are intended for the treatment of ADHD. In addition, the Company has received FDA approval for APADAZ®, an immediate-release combination product containing benzhydrocodone, a prodrug of hydrocodone, and acetaminophen.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018.

Going Concern

The unaudited condensed financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring losses from operations and negative operating cash flows due to its ongoing research and development of its product and product candidates. The Company also has an accumulated deficit as of September 30, 2018. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these unaudited condensed financial statements are issued. The Company's ability to continue as a going concern is dependent upon profitable future operations, positive cash flows and additional financing.

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents and marketable securities, which include net proceeds from the sale of the Company's common stock in an underwritten public offering on October 10, 2018 (refer to below for a further discussion of this offering), as well as additional financing through the Company's active registration statement on Form S-3 covering the sale of up to $150.0 million of the Company's common stock, preferred stock, and debt and/or warrants.

Entry into First ATM Agreement

On October 3, 2016, the Company entered into a Common Stock Sales Agreement (the “First ATM Agreement”) with Cowen and Company, LLC (“Cowen”).

On September 4, 2018, the Company delivered notice of termination to Cowen of the First ATM Agreement. In accordance with the terms of the First ATM Agreement, the termination of the First ATM Agreement was effective on September 14, 2018. Prior to termination of the First ATM Agreement, the Company sold an aggregate of 762,338 shares of common stock under the First ATM Agreement resulting in gross proceeds to the Company of $4.9 million. The Company paid Cowen a commission of up to three percent (3.0%) of the gross sales proceeds for such sales of common stock. Pursuant to the terms of the First ATM Agreement, specified obligations of the parties, including the Company’s indemnification obligations to Cowen, survive the termination of the First ATM Agreement.

Entry into Second ATM Agreement

On September 4, 2018, the Company entered into a Common Stock Sales Agreement (the “Second ATM Agreement”) with RBC Capital Markets, LLC (“RBCCM”) under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as its sales agent. The Company’s registration statement on Form S-3 contemplated under the Second ATM Agreement was declared effective by the SEC on October 17, 2016. The registration statement on Form S-3 includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement.

RBCCM may sell common stock under the Second ATM Agreement by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay RBCCM a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through RBCCM under the Second ATM Agreement, and also has provided RBCCM with customary indemnification rights.

The Company is not obligated to make any sales of common stock under the Second ATM Agreement. The offering of shares of common stock pursuant to the Second ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Second ATM Agreement, or (ii) termination of the Second ATM Agreement in accordance with its terms. As of September 30, 2018, the Company has not sold any shares of common stock under the Second ATM Agreement.

Underwritten Public Offering

On October 5, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with RBCCM, pursuant to which, on October 10, 2018, the Company sold 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to the Company's registration statement on Form S-3, filed with the SEC on October 17, 2016, and a related prospectus and prospectus supplement, filed with the SEC on October 17, 2016 and October 5, 2018, respectively. The offering price to the public was $3.00 per share. The Company’s net proceeds from the offering were approximately $23.2 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Application of New or Revised Accounting Standards—Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently anticipates taking advantage of the alternative transition method provided by ASU 2018-11 and expects that the related cumulative-effect adjustment recognized on the date of adoption will have a material effect on the Company's opening balance of retained earnings. The Company leases office space and laboratory facilities under non-cancelable operating leases. In addition, the Company leases various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as capital leases. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements and disclosures, and expects that the adoption of ASU 2016-02 will have a material effect on the Company's financial statements and disclosures. The Company expects that the most significant changes will relate to (1) the recognition of new right–of–use assets and lease liabilities on the Company's balance sheet for non-cancelable office space and laboratory facility operating leases; and (2) the derecognition of existing lease liabilities on the Company's balance sheet related to scheduled rent increases.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"), which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not currently expect ASU 2017-11 to have a material effect on the Company's financial statements and disclosures upon adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the FASB finalized on August 28, 2018, including the consideration of costs and benefits. This update applies to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the adoption of ASU 2018-13 on the Company's financial statements and disclosures.

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

In connection with the IPO, on March 6, 2015, the Company entered into a First Amendment (the “First Amendment) to the Deerfield Facility Agreement, the Deerfield Convertible Note and Deerfield Warrant, by and between the Company and Deerfield. The First Amendment, among other things, clarified that all references to the conversion of shares of Series D Preferred into the Company’s common stock in the Deerfield Facility Agreement, the Deerfield Convertible Note and Deerfield Warrant shall include any reclassification of the outstanding shares of Series D Preferred into shares of the Company’s common stock.

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

The net proceeds from the Note Offering were approximately $82.8 million, after deducting the Initial Purchasers’ discount and estimated offering expenses. Concurrent with the Note Offering, the Company used approximately $18.6 million of the net proceeds from the Note Offering to repay in full the Term Note, plus all accrued but unpaid interest, a make-whole interest payment and a prepayment premium on the Term Note. This principal, accrued but unpaid interest, make-whole interest payment and prepayment premium on the Term Note was reflected as a cash outflow from financing activity in the statements of cash flows.

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

Refer to below for a further discussion of an exchange of a certain portion of the 2021 Notes for shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock").

Fourth Amendment to Senior Secured Convertible Note and Warrant

In connection with entering into the First ATM Agreement, on October 3, 2016, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Deerfield Convertible Note and the Deerfield Warrant with Deerfield. The Fourth Amendment, among other things, clarifies the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Note and Deerfield Warrant, respectively, in the event that the Company effects an “at the market offering” as defined in Rule 415 of the Securities Act of its common stock.

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

Exchange Agreement

On October 5, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Deerfield and Deerfield Special Situations Fund, L.P. (the “Holders”). Under the Exchange Agreement, the Holders exchanged an aggregate of $9,577,000 principal amount of the 2021 Notes for an aggregate of 9,577 shares of Series A Preferred Stock,. The Company also agreed to pay the Holders an amount of $95,105 in cash, which represented the amount of accrued and unpaid interest on the exchanged notes. The Exchange Agreement contains customary representations, warranties and covenants made by the Company and the Holders. The Exchange Agreement required the Company to reimburse the Holders for up to $25,000 of expenses relating to the exchange.

As a condition to closing of the Exchange Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series A Preferred Stock.

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, there were an aggregate of 3,192,334 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below). The Series A Preferred Stock is convertible at any time at the option of the Holders, provided that the Holders are prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding. The Series A Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share of Series A Preferred Stock, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock on an as-converted basis. With respect to rights upon liquidation, the Series A Preferred Stock ranks senior to the common stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series A Preferred Stock), the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series A Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Certificate of Designation also provides for partial liquidated damages in the event that the Company fails to timely convert shares of Series A Preferred Stock into common stock in accordance with the Certificate of Designation.

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. As of September 30, 2018, the Company had unused letters of credit in the amount of $0.4 million. The line of credit had a maturity date of January 31, 2018. On January 31, 2018, the line of credit was renewed for an additional two-year term and will now mature on January 31, 2020. As of September 30, 2018, the Company had no outstanding balances under the line of credit. The Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the borrowing capacity under the line of credit, held by the same bank institution. The money market account is reported as restricted cash on the condensed balance sheets. The line of credit contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the 1-month London Interbank Offered Rate plus 2.00% per annum. The interest rate under the Line of Credit Agreement was 4.08% as of September 30, 2018.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of September 30, 2018 and December 31, 2017, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of September 30, 2018 and 2017, the Company had 10,000,000 shares of authorized and undesignated preferred stock, and did not have any preferred stock outstanding.

On October 5, 2018, the Company entered into the Exchange Agreement. Under the Exchange Agreement the Company issued to the Holders 9,577 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, there were an aggregate of 3,192,334 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below). The Series A Preferred Stock is convertible at any time at the option of the Holders, provided that the Holders are prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of the Company's common stock then issued and outstanding. The Series A Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share of Series A Preferred Stock, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock on an as-converted basis. With respect to rights upon liquidation, the Series A Preferred Stock ranks senior to the common stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series A Preferred Stock), the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that the holders of Series A Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Certificate of Designation also provides for partial liquidated damages in the event that the Company fails to timely convert shares of Series A Preferred Stock into common stock in accordance with the Certificate of Designation. As of November 8, 2018, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

As of November 8, 2018, the Company has 3,337 shares of Series A Preferred Stock outstanding, which are convertible into 1,112,334 shares of common stock. Refer to Note C for a further discussion over the Exchange Agreement.

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

In connection with a Collaboration and License Agreement (the “License Agreement”) with KVK Tech, Inc. (“KVK”), on October 25, 2018, the Company issued to KVK a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.30 per share, which reflects the closing price of the Company’s common stock on the Nasdaq Global Market on October 25, 2018 (the “KVK Warrant”). The KVK Warrant is initially not exercisable for any shares of common stock. Upon the achievement of each of four specified milestones under the KVK Warrant, the KVK Warrant will become exercisable for an additional 125,000 shares for each of the four specified milestones, up to an aggregate of 500,000 shares of the Company’s common stock. The exercise price and the number and type of shares underlying the KVK Warrant are subject to adjustment in the event of specified events, including a reclassification of the Company’s common stock, a subdivision or combination of the Company’s common stock, or in the event of specified dividend payments. The KVK Warrant is exercisable until October 24, 2023. Upon exercise, the aggregate exercise price may be paid, at KVK’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise. Refer to Note K for further discussion of the License Agreement.

F.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

In April 2015, the Company amended and restated its Certificate of Incorporation to increase the number of its authorized shares of common stock to 250,000,000 shares. Of the authorized shares, 16,042,018 and 14,657,430 shares of common stock were issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2018	December 31, 2017
Conversion of Deerfield Convertible Note	1,167,607	1,751,410
Conversion of 2021 Notes	5,040,914	5,040,914
Outstanding awards under equity incentive plans	3,707,421	2,853,924
Outstanding common stock warrants	2,027,763	2,027,763
Possible future issuances under equity incentive plans	648,272	944,700
Total common shares reserved for future issuance	12,591,977	12,618,711

Common Stock Activity

The following table summarizes common stock activity for the nine months ended September 30, 2018:

Shares of Common Stock
Balance as of December 31, 2017	14,657,430
Common stock sold under First ATM Agreement	762,338
Common stock issued as a result of Deerfield Convertible Note principal and interest conversion	598,568
Common stock options exercised	23,682
Balance as of September 30, 2018	16,042,018

On September 4, 2018, the Company terminated the First ATM Agreement with Cowen. Prior to termination of the First ATM Agreement, the Company sold an aggregate of 762,338 shares of common stock under the First ATM Agreement resulting in gross proceeds to the Company of $4.9 million. As of November 8, 2018, the Company has not sold any shares of common stock under the Second ATM Agreement. Refer to Note A for a further discussion of the First and Second ATM Agreements.

On October 5, 2018, the Company entered into an underwriting agreement with RBCCM pursuant to which the Company issued and sold 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to the Company's registration statement on Form S-3. Refer to Note A for a further discussion of the underwritten public offering.

Also on October 5, 2018, the Company entered into the Exchange Agreement pursuant to which the Company issued to the Holders 9,577 shares of Series A Preferred Stock. As of November 8, 2018, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock. Refer to Note C for a further discussion of the Exchange Agreement.

G.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 4,018,480 as of September 30, 2018. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2018, the common stock reserved for issuance under the 2014 Plan automatically increased by 586,297 shares.

During the three months ended September 30, 2018 and 2017, no stock options were exercised. During the nine months ended September 30, 2018 and 2017, stock options were exercised for a total of 23,682 and 9,750 shares of common stock, respectively.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Research and development	$409	$336	$1,196	$967
General and administrative	941	822	2,813	2,445
Severance expense	1,236	—	1,236	—
Total stock-based compensation expense	2,586	1,158	5,245	$3,412

There was no stock-based compensation expense related to performance-based awards recognized during the three or nine months ended September 30, 2018 or 2017.

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

The fair value of the Deerfield Convertible Note was $7.3 million and $11.0 million, respectively, as of September 30, 2018 and December 31, 2017. The fair value of the 2021 Notes was $57.4 million and $51.9 million, respectively, as of September 30, 2018 and December 31, 2017. Both the Deerfield Convertible Note and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note and 2021 Notes as of September 30, 2018 and December 31, 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2018 and December 31, 2017 (in thousands):

	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$5,692	$—	$—	$5,692
Embedded Warrant Put Option	385	—	—	385
Fundamental change and make-whole interest provisions embedded in 2021 Notes	17	—	—	17
Embedded Deerfield Note Put Option	1,326	—	—	1,326
Total liabilities	$7,420	$—	$—	$7,420
Trading securities:
Certificates of deposit	$723	$723	$—	$—
U.S. Treasury securities	10,516	10,516	—	—
Total assets	$11,239	$11,239	$—	$—

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$5,115	$—	$—	$5,115
Embedded Warrant Put Option	365	—	—	365
Fundamental change and make-whole interest provisions embedded in 2021 Notes	14	—	—	14
Embedded Deerfield Note Put Option	2,215	—	—	2,215
Total liabilities	$7,709	$—	$—	$7,709
Trading securities:
Certificates of deposit	$5,616	$5,616	$—	$—
U.S. Treasury securities	25,988	25,988	—	—
U.S. government-sponsored agency securities	3,004	—	3,004	—
Total assets	$34,608	$31,604	$3,004	$—

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of September 30, 2018 and December 31, 2017, the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option are reported on the condensed balance sheets in derivative and warrant liability, while the trading securities are reported on the condensed balance sheets in marketable securities and long-term investments. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option as of September 30, 2018 and December 31, 2017. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option are reflected in the condensed statements of operations for the three and nine months ended September 30, 2018 and 2017 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Balance as of beginning of period	$11,888	$8,311	$7,709	$4,618
Adjustment to fair value	(4,468)	(1,312)	(289)	2,381
Balance as of end of period	$7,420	$6,999	$7,420	$6,999

I.	Net Earnings Per Share

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

Diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2018 and 2017, because the effects of potentially dilutive items were anti-dilutive for the respective periods. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Warrants to purchase common stock	2,027,763	2,027,763	2,027,763	2,027,763
Awards under equity incentive plans	3,707,421	2,872,769	3,707,421	2,872,769
Deerfield Convertible Note	1,167,607	1,751,410	1,167,607	1,751,410
2021 Notes	5,040,914	5,040,914	5,040,914	5,040,914
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	11,943,705	11,692,856	11,943,705	11,692,856

J.	Severance Expense

On August 31, 2018, Daniel L. Cohen resigned from his position as the executive vice president, government and public relations of the Company, effective immediately. In connection with his resignation, Mr. Cohen and the Company entered into a separation and release agreement which included among other items, severance benefits. The severance benefits consisted of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $1.2 million related to the acceleration of vesting on unvested shares subject to certain stock options and the extension of the exercise period for certain stock options. These severance benefits are presented as severance expense in the condensed statements of operations. As of September 30, 2018, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.3 million.

K.	Subsequent Events

Underwritten Public Offering

On October 5, 2018, the Company entered into an underwriting agreement with RBCCM pursuant to which it sold 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to the Company's registration statement on Form S-3. The Company's net proceeds from the offering were approximately $23.2 million after deducting underwriting discounts and commissions and estimated offering expenses. Refer to Note A for a further discussion of this underwritten public offering.

Exchange Agreement

On October 5, 2018, the Company entered into the Exchange Agreement pursuant to which the Holders exchanged an aggregate of $9,577,000 principal amount of the 2021 Notes for an aggregate of 9,577 shares of Series A Preferred Stock. Refer to Note C for a further discussion of the Exchange Agreement and Series A Preferred Stock.

License Agreement

On October 25, 2018, the Company entered into the License Agreement with KVK pursuant to which the Company has granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States.

Pursuant to the License Agreement, KVK has agreed to pay the Company pre-launch payments and cost reimbursements of an estimated $3.4 million, which includes a pre-launch payment of $2.0 million within 10 days of the achievement of a specified milestone related to the initial formulary adoption of APADAZ (the “Initial Adoption Milestone”). In addition, KVK has agreed to make additional payments upon the achievement of specified sales milestones of up to $53.0 million in the aggregate. Further, the Company and KVK will share the quarterly Net Profits (as defined in the Agreement) of APADAZ by KVK in the United States at specified tiered percentages, ranging from the Company receiving 30% to 50% of Net Profits, based on the amount of Net Sales (as defined in the Agreement) on a rolling four quarter basis. The Company is responsible for a portion of commercialization and regulatory expenses for APADAZ until the Initial Adoption Milestone is achieved, after which KVK will be responsible for all expenses incurred in connection with commercialization and maintaining regulatory approval in the United States.

The License Agreement will terminate on the later of the date that all of the patent rights for APADAZ have expired in the United States or KVK’s cessation of commercialization of APADAZ in the United States. KVK may terminate the License Agreement upon 90 days written notice if a regulatory authority in the United States orders KVK to stop sales of APADAZ due to a safety concern. In addition, after the third anniversary of the License Agreement, KVK may terminate the Agreement without cause upon 18 months prior written notice. The Company may terminate the License Agreement if KVK stops conducting regulatory activities for or commercializing APADAZ in the United States for a period of six months, subject to specified exceptions, or if KVK or its affiliates challenge the validity, enforceability or scope of any licensed patent under the License Agreement. Both parties may terminate the License Agreement (i) upon a material breach of the License Agreement, subject to a 30-day cure period, (ii) the other party encounters bankruptcy or insolvency or (iii) if the Initial Adoption Milestone is not achieved. Upon termination, all licenses and other rights granted by the Company to KVK pursuant to the License Agreement would revert to the Company.

The License Agreement also establishes a joint steering committee, which will monitor progress in the development and commercialization of APADAZ.

KVK Warrant

In connection with the License Agreement, on October 25, 2018 the Company issued the KVK Warrant to KVK to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.30 per share, which reflects the closing price of the Company’s common stock on the Nasdaq Global Market on October 25, 2018. Refer to Note E for a further discussion of the KVK Warrant.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	the expected timing of our clinical trials for our product candidates and the availability of data and result of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our product and product candidates;

●	the size and characteristics of the markets that may be addressed by our product and product candidates;

●	our intention to seek to establish or the potential outcome of any strategic collaborations or partnerships for the development or sale of our product and product candidates;

●	our expectations as to future financial performance, expense levels and liquidity sources; and

●	the timing of commercializing our product and product candidates.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT™, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our product pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, pain and other central nervous system, or CNS, disorders. Our co-lead clinical development candidates, KP415 and KP484, are both based on a prodrug of d-methylphenidate, but with differing extended-release, or ER, effect profiles, and are intended for the treatment of ADHD. In addition, we have received FDA approval for APADAZ®, an immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We are also advancing KP201/IR, an APAP-free IR formulation of our benzhydrocodone prodrug for the treatment of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

To date, we have not generated any revenue. We have incurred operating losses since our inception and, as of September 30, 2018, had an accumulated deficit of $216.0 million. Our losses from operations for the three and nine months ended September 30, 2018 and 2017 were $18.0 and $9.6 million and $46.6 and $25.2 million, respectively.

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

●

potentially establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any of our other product candidates for which we may obtain future regulatory approval;

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

Our commercial revenue, if any, will be derived from sales of APADAZ or any other prodrug product candidates for which we obtain regulatory approval. While, in October 2018, we entered into a collaboration and license agreement, or the License Agreement, with KVK Tech, Inc., or KVK, pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. We also do not know when, if ever, any other product candidate will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our Prodrug Product and Product Candidates

We have employed our proprietary LAT technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs. On February 23, 2018, we announced that the FDA approved our New Drug Application, or NDA, for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

On July 9, 2018, we announced top line results from our pivotal efficacy and safety clinical trial of KP415. Results from the trial, or KP415.E01, indicated that KP415 successfully met the primary efficacy endpoint in patients with ADHD between the ages of 6 and 12 years. KP415.E01 was a multicenter, randomized, parallel, double-Elind, placebo-controlled analog laboratory classroom clinical trial in 150 children aged 6-12 years old with a diagnosis of ADHD to assess the efficacy and safety of KP415. Subjects who received KP415 met the trial’s primary and secondary efficacy endpoint, showing statistically significant improvement on both the Swanson, Kotkin, Agler, M-Flynn, and Pelham, or SKAMP, Scale and the Permanent Product Measure of Performance, or PERMP, scale.

On September 11, 2018, we announced top line results from our oral human abuse potential, or HAP, clinical trial of serdexmethylphenidate, or SDX, a prodrug of d-methylphenidate, the major active pharmaceutical ingredient, or API, in KP415. Results from this oral HAP trial, indicate that the prodrug component of KP415 may have lower abuse potential compared to Focalin XR (d-methylphenidate extended release capsules), a schedule II controlled substance, even when SDX is administered at oral doses up to 1.5 times higher than Focalin XR on a molar basis. On September 17, 2018, we announced top line results from our intranasal, or IN, HAP clinical trial of SDX. In this IN HAP trial, SDX produced significantly lower scores on the primary endpoint, maximal Drug Liking, and other abuse-related endpoints, compared to IN d-methylphenidate hydrochloride, indicating that SDX is not efficiently converted to active d-methylphenidate when snorted.

On October 25, 2018, we entered into the License Agreement with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States. Under the terms of the License Agreement we are eligible to receive milestone payments of up to $53.0 million and royalties based on the net profits of APADAZ sales in the United States. We anticipate that KVK’s commercialization strategy will target outreach to pharmacy benefit managers, managed care organizations and integrated delivery networks for the exclusive utilization of APADAZ as an alternative to currently available hydrocodone/acetaminophen products. We expect that KVK will initiate regional pilot launches of APADAZ sales as early as the second half of 2019. In support of this anticipated commercial launch, we will begin the technology transfer process outlined under the License Agreement, including transfer of our NDA for APADAZ to KVK.

Our pipeline of product candidates is summarized in the table below:

Selected KemPharm Prodrug Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (ER)	KP415	Clinical	NDA Submission - Q1 2019
Methylphenidate (ER)	KP484	Clinical	NDA Submission - 1H 2020 Pivotal Efficacy Trial Data - 2019
PAIN
Hydrocodone	KP201/IR	Clinical	NDA Submission with Expected Priority Review - 2019 Intranasal Human Abuse Potential Data - 2019
Hydromorphone	KP511/ER	Clinical	NDA Submission with Expected Priority Review - 2020 Human Proof of Concept Data - 2019
Hydromorphone	KP511/IR	Clinical	NDA Submission with Expected Priority Review - 2019 Bioequivalence and Human Abuse Potential Data - 2019
Oxycodone	KP606/IR	Preclinical
Oxymorphone	KP746	Preclinical
MULTIPLE CNS DISORDERS
Quetiapine	KP303	Preclinical

Achievement of key milestones and potential NDA submissions listed in the table above for KP201/IR, KP511/ER and KP511/IR are in-part dependent upon the status of commercialization efforts for APADAZ.

Third-Party Agreements

License Agreement

In 2018, we entered into the License Agreement with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States.

Pursuant to the License Agreement, KVK has agreed to pay us pre-launch payments and cost reimbursements of an estimated $3.4 million, which includes a pre-launch payment of $2.0 million within 10 days of the achievement of a specified milestone related to the initial formulary adoption of APADAZ, or the Initial Adoption Milestone. In addition, KVK has agreed to make additional payments to us upon the achievement of specified sales milestones of up to $53.0 million in the aggregate. Further, we and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, ranging from us receiving 30% to 50% of net profits, based on the amount of net sales on a rolling four quarter basis. We are responsible for a portion of commercialization and regulatory expenses for APADAZ until the Initial Adoption Milestone is achieved, after which KVK will be responsible for all expenses incurred in connection with commercialization and maintaining regulatory approval in the United States.

The License Agreement will terminate on the later of the date that all of the patent rights for APADAZ have expired in the United States or KVK’s cessation of commercialization of APADAZ in the United States. KVK may terminate the License Agreement upon 90 days written notice if a regulatory authority in the United States orders KVK to stop sales of APADAZ due to a safety concern. In addition, after the third anniversary of the License Agreement, KVK may terminate the Agreement without cause upon 18 months prior written notice. We may terminate the License Agreement if KVK stops conducting regulatory activities for or commercializing APADAZ in the United States for a period of six months, subject to specified exceptions, or if KVK or its affiliates challenge the validity, enforceability or scope of any licensed patent under the License Agreement. Both parties may terminate the License Agreement (i) upon a material breach of the License Agreement, subject to a 30-day cure period, (ii) the other party encounters bankruptcy or insolvency or (iii) if the Initial Adoption Milestone is not achieved. Upon termination, all licenses and other rights granted by us to KVK pursuant to the License Agreement would revert to us.

The License Agreement also establishes a joint steering committee, which will monitor progress in the development and commercialization of APADAZ.

JMI Agreement

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

Other Third-Party Agreements

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Period-to-
	2018	2017	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	13,330	6,293	7,037
General and administrative	2,992	3,319	(327)
Severance expense	1,636	—	1,636
Total operating expenses	17,958	9,612	8,346
Loss from operations	(17,958)	(9,612)	(8,346)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(326)	(391)	65
Interest expense on debt principal	(1,367)	(1,448)	81
Fair value adjustment related to derivative and warrant liability	4,468	1,312	3,156
Interest and other income, net	52	154	(102)
Total other (expense) income	2,827	(373)	3,200
Loss before income taxes	(15,131)	(9,985)	(5,146)
Income tax benefit	60	4	56
Net loss	$(15,071)	$(9,981)	$(5,090)

Net Loss

Net loss for the three months ended September 30, 2018 was $15.1 million, an increase of $5.1 million compared to net loss for the three months ended September 30, 2017 of $10.0 million. The increase was primarily attributable to an increase in loss from operations of $8.3 million, partially offset by an increase in fair value adjustment income related to changes in the derivative and warrant liability of $3.2 million.

Research and Development

Research and development expenses increased by $7.0 million, from $6.3 million for the three months ended September 30, 2017, to $13.3 million for the three months ended September 30, 2018. This increase was primarily attributable to an increase in net third-party research and development costs primarily related to our clinical trials for KP415 and validation costs for APADAZ.

General and Administrative

General and administrative expenses decreased by $0.3 million, from $3.3 million for the three months ended September 30, 2017, to $3.0 million for the three months ended September 30, 2018. This decrease was primarily attributable to a decrease in general and administrative costs related to overhead.

Severance Expense

Severance expense of $1.6 million was recognized for the three months ended September 30, 2018 due to the resignation of our executive vice president, government and public relations in August 2018. Severance expense is comprised of $0.4 million of personnel and other related charges and $1.2 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination. We had no severance expense in the three months ended September 30, 2017.

Other (Expense) Income

Other (expense) income changed by $3.2 million, from expense of $0.4 million for the three months ended September 30, 2017, to income of $2.8 million for the three months ended September 30, 2018. This period-to-period change was primarily attributable to the increased fair value adjustment income related to changes in derivative and warrant liability.

Comparison of the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,		Period-to-
	2018	2017	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	35,455	15,057	20,398
General and administrative	9,544	10,159	(615)
Severance expense	1,636	—	1,636
Total operating expenses	46,635	25,216	21,419
Loss from operations	(46,635)	(25,216)	(21,419)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(1,106)	(1,171)	65
Interest expense on debt principal	(4,228)	(4,332)	104
Fair value adjustment related to derivative and warrant liability	289	(2,381)	2,670
Interest and other income, net	290	268	22
Total other (expense) income	(4,755)	(7,616)	2,861
Loss before income taxes	(51,390)	(32,832)	(18,558)
Income tax benefit	107	12	95
Net loss	$(51,283)	$(32,820)	$(18,463)

Net Loss

Net loss for the nine months ended September 30, 2018 was $51.3 million, an increase of $18.5 million compared to net loss for the nine months ended September 30, 2017 of $32.8 million. The increase was primarily attributable to an increase in loss from operations of $21.4 million, partially offset by a change in fair value adjustment of $2.7 million, from expense in prior period to income in current period, related to changes in the derivative and warrant liability and an increase in net interest and other items of $0.2 million.

Research and Development

Research and development expenses increased by $20.4 million, from $15.1 million for the nine months ended September 30, 2017, to $35.5 million for the nine months ended September 30, 2018. This increase was primarily attributable to an increase in net third-party research and development costs primarily related to our clinical trials for KP415 and validation costs for APADAZ.

General and Administrative

General and administrative expenses decreased by $0.6 million, from $10.1 million for the nine months ended September 30, 2017, to $9.5 million for the nine months ended September 30, 2018. This decrease was primarily attributable to a decrease in general and administrative costs related to overhead.

Severance Expense

Severance expense of $1.6 million was recognized for the nine months ended September 30, 2018 due to the resignation of our executive vice president, government and public relations in August 2018. Severance expense is comprised of $0.4 million of personnel and other related charges and $1.2 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination. We had no severance expense in the nine months ended September 30, 2017.

Other (Expense) Income

Other (expense) income decreased by $2.9 million, from expense of $7.6 million for the nine months ended September 30, 2017, to expense of $4.7 million for the nine months ended September 30, 2018. This period-to-period decrease in expense was primarily attributable to the change in fair value adjustment from expense to income related to changes in derivative and warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2018, we have funded our research and development and operating activities primarily through the issuance of $115.9 million of debt, $25.3 million of private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, or IPO, and through our Common Stock Sales Agreement, or the First ATM Agreement, with Cowen and Company, LLC, or Cowen. As of September 30, 2018, we had cash and cash equivalents of $1.8 million, restricted cash of $1.1 million and marketable securities of $11.2 million. We completed the closing of our IPO in 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters' exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the Securities and Exchange Commission, or SEC, on October 17, 2016.

On October 3, 2016, we entered into the First ATM Agreement with Cowen. On September 4, 2018, we delivered notice of termination to Cowen of the First ATM Agreement. In accordance with the terms of the First ATM Agreement, the termination of the First ATM Agreement was effective on September 14, 2018. Prior to termination of the First ATM Agreement, we sold an aggregate of 762,338 shares of our common stock under the First ATM Agreement resulting in gross proceeds of $4.9 million.

On September 4, 2018, we entered into a Common Stock Sales Agreement, or the Second ATM Agreement, with RBC Capital Markets, LLC, or RBCCM, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. The registration statement on Form S-3 contemplated under the Second ATM Agreement includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement. As of November 8, 2018, we have not sold any shares of common stock under the Second ATM Agreement.

On October 5, 2018, we entered into an underwriting agreement with RBCCM pursuant to which we sold 8,333,334 shares of our common stock in an underwritten public offering pursuant to the our registration statement on Form S-3. Our net proceeds from the offering were approximately $23.2 million after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred operating losses since our inception and, as of September 30, 2018, had an accumulated deficit of $216.0 million. We anticipate that we will continue to incur operating losses for at least the next several years. We expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including the License Agreement and other potential strategic alliances and licensing or collaboration arrangements.

Convertible Debt

As of September 30, 2018, we had $93.0 million of convertible notes outstanding, consisting of the 9.75% senior secured loan due 2020, or the Deerfield Convertible Note, in the principal amount of $6.7 million and the 5.50% Senior Convertible Notes due 2021, or the 2021 Notes, in the aggregate principal amount of $86.3 million.

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

2021 Notes

In February 2016, we issued the 2021 Notes in aggregate principal amount of $86.3 million. The 2021 Notes were originally issued to Cowen and RBCCM as representatives of the several initial purchasers, who subsequently resold the 2021 Notes to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act.

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

2021 Note Exchange

In October 2018, we entered into an exchange agreement, or the Exchange Agreement, with Deerfield and Deerfield Special Situations Fund, L.P. Under the Exchange Agreement, Deerfield and Deerfield Special Situations Fund, L.P. exchanged an aggregate of $9,577,000 principal amount of our 2021 Notes for an aggregate of 9,577 shares of our Series A Convertible Preferred Stock, par value $0.0001, or the Series A Preferred Stock.

As a condition to closing of the Exchange Agreement, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, or the Certificate of Designation, with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series A Preferred Stock.

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, an aggregate of 3,192,334 shares of common stock were issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the option of the holders thereof, provided that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series A Preferred Stock is not redeemable. In the event of the our liquidation, dissolution or winding up, the holders of Series A Preferred Stock will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of our assets with holders of common stock on an as-converted basis. With respect to rights upon liquidation, the Series A Preferred Stock ranks senior to the common stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving our organizational documents that materially and adversely affect the holders of Series A Preferred Stock), the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series A Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Certificate of Designation also provides for partial liquidated damages in the event that we fail to timely convert shares of Series A Preferred Stock into common stock in accordance with the Certificate of Designation.

As of November 8, 2018, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(39,205)	$(26,164)
Net cash provided by investing activities	25,368	17,396
Net cash provided by (used in) financing activities	4,754	(165)
Net decrease in cash, cash equivalents and restricted cash	$(9,083)	$(8,933)

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities of $39.2 million consisted of a net loss of $51.3 million, primarily attributable to our spending on research and development programs, partially offset by $7.4 million in adjustments for non-cash items and $4.7 million in changes in working capital. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $5.2 million, non-cash interest expense of $1.1 million, amortization of debt issuance costs and debt discount of $1.1 million and $0.3 million related to depreciation, amortization and other items; partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $0.3 million. The changes in working capital consisted of $5.8 million related to an increase in accounts payable and accrued expenses, partially offset by a change of $1.0 million related to an increase in prepaid expenses and other assets and a change of $0.1 million related to a decrease in other liabilities.

For the nine months ended September 30, 2017, net cash used in operating activities of $26.2 million consisted of a net loss of $32.8 million primarily attributable to our spending on research and development programs and $1.7 million in changes in working capital; partially offset by $8.3 million in adjustments for non-cash items. The changes in working capital consisted of $1.1 million related to a decrease in accounts payable and accrued expenses and $0.7 million related to and increase prepaid expenses and other assets; partially offset by $0.1 million of other liabilities. The adjustments for non-cash items primarily consisted of a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $2.4 million, stock-based compensation expense of $3.4 million, non-cash interest expense of $1.0 million, amortization of debt issuance costs and debt discount of $1.2 million and $0.3 million related to depreciation, amortization and other items.

Investing Activities

For the nine months ended September 30, 2018, net cash provided by investing activities was $25.4 million, which was primarily attributable to maturities and sales of marketable securities.

For the nine months ended September 30, 2017, net cash provided by investing activities was $17.4 million, which was primarily attributable to maturities of marketable securities of $38.9 million; partially offset by purchases of marketable securities and long-term investments of $21.3 million and purchases of property and equipment of $0.2 million.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $4.8 million. This consisted of net proceeds from the issuance of common stock under the First ATM agreement of $4.8 million and proceeds from the exercise of common stock options of $0.1 million, partially offset by repayment of $0.1 million of obligations under capital lease arrangements.

For the nine months ended September 30, 2017, net cash used in financing activities was $165,000, which was primarily attributable to repayments of obligations under capital lease arrangements of $119,000 and payments of deferred offering costs of $50,000; partially offset by proceeds from the exercise of common stock warrants of $4,000.

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless our License Agreement with KVK produces such revenue and/or we obtain regulatory approval of and commercialize one of our product candidates. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. While we have entered into the License Agreement to commercialize APADAZ in the United States, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. We also expect to continue to incur additional costs associated with operating as a public company. In addition, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution of any of our product candidates that achieve regulatory approval. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Our unaudited condensed financial statements for the quarter ended September 30, 2018 include an explanatory paragraph stating that out recurring losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

Based upon our current operating plan, existing cash resources as of September 30, 2018 are not expected to be sufficient to fund operating expense and capital investment requirements through the first quarter of 2019. However, after giving effect to approximately $23.2 million in net proceeds we received from our October 2018 underwritten public offering of our common stock, based on our current operating plan, we believe existing resources are expected to be sufficient to fund operating expense and capital investment requirements into, but not through, the third quarter of 2019.

We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from the License Agreement, sales under our Second ATM Agreement or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. Because of the numerous risks and uncertainties associated with the development and commercialization of products and product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of any of our product or product candidates.

Our future capital requirements will depend on many factors, including:

●	the progress and results of our preclinical studies, clinical trials and other product development and commercialization activities;

●	the ability to obtain differentiating claims in the labels for our product candidates;

●	the number and development requirements of product candidates that we may pursue;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the efforts necessary to institute post-approval regulatory compliance requirements for our product candidates;

●

the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our other product candidates for which we receive marketing approval;

●

the revenue, if any, received from commercial sales of APADAZ under the License Agreement and commercial sales of any other product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of APADAZ and our product candidates from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which APADAZ and our product candidates are assigned;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other products or product candidates and technologies.

Our commercial revenue, if any, will be derived from sales of APADAZ for which we receive payments under the License Agreement or other sales of our prodrug product candidates and we do not currently know when, if ever, APADAZ or our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities or this debt may restrict our ability to operate. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. We believe there is no litigation pending that would reasonably be expected to, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

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

We have incurred operating losses since our inception and, as of September 30, 2018, had an accumulated deficit of $216.0 million. Our loss from operations for the three and nine months ended September 30, 2018 and 2017, were $18.0 and $9.6 million and $46.6 and $25.2 million, respectively. We have financed our operations through September 30, 2018 with $25.3 million raised in private placements of redeemable convertible preferred stock, $115.9 million in convertible promissory notes and term debt, $59.9 million in aggregate net proceeds from our initial public offering and $4.9 million in gross proceeds from sales under our First ATM Agreement with Cowen. Additionally, in October 2018, we received net proceeds of approximately $23.2 million from the sale of 8,333,334 shares of our common stock in an underwritten public offering.

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

●

potentially establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain regulatory approval;

●	increase chemistry, manufacturing and controls, or CMC, activities related to the potential commercialization of any of our product candidates for which we may obtain regulatory approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	add operational systems and personnel, if needed, to support any future commercialization efforts.

To become and remain profitable, we must succeed in developing and eventually commercializing prodrugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials and obtaining regulatory approval of our product candidates, and manufacturing, marketing and selling any of our product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities for our product candidates, and we cannot guarantee that any strategy we adopt will be successful. For instance, in October 2018, we entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. We may never succeed in commercialization activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

Our audited financial statements for the year ended December 31, 2017, included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. After giving effect to the approximately $23.2 million in net proceeds we received from our October 2018 underwritten public offering of our common stock, and based on our current operating plan, we believe existing resources are expected to be sufficient to fund operating expense and capital investment requirements into, but not through, the third quarter of 2019. We will need to obtain substantial additional funding in connection with our continuing operations from one or more equity offerings, sales under our Second ATM Agreement, debt financings or the License Agreement or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from sales under our Second ATM Agreement or the License Agreement, or be successful in completing other transactions, that will fund our operating expenses.

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

●

the revenue, if any, received from commercial sales of APADAZ under our License Agreement or sales of our product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of APADAZ or our product candidates from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which APADAZ or our product candidates are assigned;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, APADAZ or our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, APADAZ or any of our product candidates will be commercially available. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. On June 2, 2014, we entered into the Deerfield Facility Agreement. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. Additionally, in February 2016, we issued the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2006, and our operations to date have been largely focused on raising capital, identifying potential product candidates, broadening our expertise in the development of our prodrugs, undertaking preclinical studies and conducting clinical trials. To date, we have only one product approved by the FDA, APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We have not yet demonstrated an ability to manufacture a prodrug on a commercial scale, or arrange for a third party to do so, or conduct sales and marketing activities necessary for successful commercialization. Further, we cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

A key element of our strategy is to use our proprietary LAT technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. As our scientific efforts are primarily focused on discovering novel prodrugs with new molecular structures, the evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates in addition to APADAZ, we may not be able to develop those product candidates into prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, for reasons including being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. For instance, in June 2016, we received a Complete Response Letter, or CRL, from the FDA for our APADAZ NDA. Following a Formal Dispute Resolution Request, or FDRR, process and detailed discussions with the FDA, we responded to the CRL by submitting an amended NDA for APADAZ. On February 23, 2018, we announced that the FDA approved our NDA for APADAZ. If APADAZ is not successfully commercialized under our License Agreement and we do not successfully develop and commercialize our product candidates based upon our proprietary LAT technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

We are early in our development efforts and have only one product which has completed development and obtained regulatory approval by the FDA, APADAZ. All our other active product candidates are in clinical or preclinical development. If commercialization of APADAZ or our product candidates is not successful, or we experience significant delays in commercialization, our business will be harmed.

We are early in our development efforts and have only one product that has completed development and been approved by the FDA, APADAZ. All of our other active product candidates are in clinical or preclinical development. We currently generate no revenue from the sale of any prodrugs and we may never be able to successfully commercialize a prodrug product. For instance, while  we have entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ, we cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. We have invested substantially all our efforts and financial resources in the development of our proprietary LAT technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from APADAZ under the License Agreement and generate revenue from our product candidates will depend heavily on their successful development and eventual commercialization. The success of APADAZ and our product candidates will depend on several factors, including:

●	successful completion of preclinical studies and requisite clinical trials;

●	successful completion and achievement of endpoints in our clinical trials;

●	demonstration that the risks involved with APADAZ and our product candidates are outweighed by the benefits;

●

successful development of our manufacturing processes for APADAZ under the License Agreement and for sales of our product candidates, including entering into and maintaining arrangements with third-party manufacturers;

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

●	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs;

●	launching commercial sales of APADAZ under the License Agreement and launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of APADAZ and our prodrug product candidates, if approved, by patients, the medical community and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement; and

●	maintaining a continued acceptable safety and efficacy profile of the prodrug products following approval.

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or KVK could experience an inability to successfully commercialize APADAZ or we could experience an inability to successfully commercialize our product candidates approved for marketing in the future, if any, which would harm our business.

Our ability to market and promote our opioid product candidates, if approved, in the United States, by describing their abuse-deterrent features, will be determined by the FDA-approved labeling for them.

The commercial success of our opioid product candidates will depend upon our ability to obtain FDA-approved labeling describing their abuse-deterrent features. Our failure to achieve FDA approval of product labeling containing such information will prevent our advertising and promotion of the abuse-deterrent features of these product candidates in order to differentiate them from other similar products. This would make these product candidates less competitive in the market.

FDA approval is required to make claims that applicable products have an abuse-deterrent effect. In January 2013, the FDA published draft guidance with regard to the evaluation and labeling of abuse-deterrent opioids. This guidance was published in final form in April 2015. The FDA guidance provides direction as to the studies and data required for obtaining abuse-deterrent claims in a product label. The guidance describes four categories of label claims for abuse-deterrent products. Depending on product and study data, a combination of categories can be included in the label claims. The FDA guidance lists the following theoretical examples:

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

There can be no assurance that any of our opioid product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our trials do not support abuse-deterrent labeling or that certain of our opioid product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. For instance, the final approved product labeling for APADAZ concluded that the overall results of the clinical program did not demonstrate abuse-deterrence by current measurement standards.

As with all claims, we will be required to provide adequate substantiation. For example, we will need to demonstrate that our applicable product candidates have abuse-deterrent properties sufficient to achieve abuse-deterrent labeling.

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

APADAZ is, and we anticipate that any of our other opioid analgesic product candidates, if approved by the FDA, will be, subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of APADAZ and certain product candidates.

The FDA has indicated that opioid analgesic drugs formulated with the active ingredients hydrocodone, fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone and others will be required to have a REMS to ensure that the benefits of the drugs continue to outweigh the risks. On September 18, 2018, the FDA approved the Opioid Analgesic REMS for extended-release, long-acting, or ER/LA, and IR opioids as one strategy among multiple national and state efforts to reduce the risk of abuse, misuse, addiction, overdose and deaths due to prescription opioid analgesics. The Opioid Analgesic REMS affects more than 60 companies that manufacture these products. Under this REMS, companies are required to make training available to all healthcare providers who are involved in the management of patients with pain, including nurses and pharmacists. To meet this requirement, drug companies with approved opioid analgesics will provide unrestricted grants to accredited continuing education providers for the development of education courses for healthcare providers based on the FDA's Opioid Analgesic REMS Education Blueprint for Health Care Providers Involved in the Treatment and Monitoring of Patients with Pain. The REMS program also requires companies to make available FDA-approved patient education materials on the safe use of these drugs. The companies must perform periodic assessments of the implementation of the REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program. Independent audits must also be conducted of the educational efforts.

APADAZ is subject to this REMS, and we anticipate that any of our other opioid product candidates, if approved by the FDA, are likely to also be subject to a REMS requirement. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to a REMS requirement, which could increase the costs to us and reduce the commercial benefits to us from the sale of these product candidates.

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

Social issues around the abuse of opioids and stimulants, including law enforcement concerns over diversion and regulatory efforts to combat abuse, could decrease the potential market for APADAZ or our other applicable product candidates.

Media stories regarding prescription drug abuse and the diversion of opioids, stimulants and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids and stimulants. Such efforts may inhibit the ability to commercialize APADAZ under the License Agreement or to commercialize our other applicable product candidates. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of hydrocodone or other opioid drugs, the limitations of abuse-deterrent formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, sales, marketing, distribution or storage of our products could harm our reputation. Such negative publicity could reduce the potential size of the market for APADAZ or our other applicable product candidates and decrease the revenue we are able to generate from their sale, if approved. Similarly, to the extent prescription drug abuse becomes a less prevalent or less urgent public health issue, regulators and third-party payors may not be willing to pay a premium for formulations with improved attributes of opioids or stimulants.

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for APADAZ and our other applicable product candidates. For example, in April 2014, the FDA approved class-wide labeling changes to the indications for use of all approved ER and LA opioids so that ER and LA opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. It is possible that such changes could reduce the number of prescriptions for opioids written by physicians and negatively impact the potential market for APADAZ or our other opioid product candidates. The FDA also held a public meeting in October 2014, on the development and regulation of abuse-deterrent formulations of opioid medications. Further, the Centers for Disease Control and Prevention previously issued draft guidelines for the prescribing of opioids for chronic pain, providing recommendations for primary care providers prescribing opioids for chronic pain on when to initiate or continue opioids, opioid selection and discontinuation, and the assessment of the risk and addressing harms of opioid use, among other areas. It is possible that FDA, or other regulatory bodies, will announce new regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for APADAZ or our other product candidates.

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

We do not have any manufacturing facilities. We procure the bulk drug substances for KP415, KP484, KP201 and KP511 from sole-source, third-party manufacturers and the products and product candidates that utilize these moieties as the API used in our clinical trials from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our product candidates, as well as for commercial manufacture of APADAZ or our product candidates should they receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of KP415, KP484, KP201, KP511, other bulk drug substances or our products or product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

We do not, other than through our contractual arrangements, control the manufacturing process of APADAZ or our product candidates, and we are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, other than through our contractual agreements, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacturing of APADAZ or our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market APADAZ or our product candidates, if approved.

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

We have entered into a collaboration with KVK for the commercialization of APADAZ in the United States and may seek collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of APADAZ or these product candidates.

We have entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that our collaboration with KVK will be successful or that we will ever receive any payments under the License Agreement. For instance, if the Initial Adoption Milestone is not achieved, KVK may terminate the License Agreement without making any payments to us. Further, even if the Initial Adoption Milestone under the License Agreement is achieved, we cannot guarantee that we will receive any additional milestone or royalty payments under the License Agreement. Further, under the License Agreement, we have limited control over the amount and timing of resources that KVK will dedicate to the commercialization of APADAZ, and we may not always agree with KVK’s commercialization efforts. Our ability to generate revenue under the License Agreement will depend on KVK’s ability to successfully perform the functions assigned to it under the License Agreement, and even if KVK does successfully perform its functions under the License Agreement, we cannot guarantee that there will be sufficient market demand for APADAZ for us to receive any revenue under the License Agreement.

We may also seek additional third-party collaborators for the commercialization of APADAZ outside of the United States or the development or commercialization of our product candidates. In such cases, our likely collaborators would include large and mid-size pharmaceutical companies, regional, national and international pharmaceutical companies and biotechnology companies. If we do enter into any such collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of APADAZ outside of the United States or our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Our collaboration with KVK poses the following risks to us:

●	KVK has significant discretion in determining the efforts and resources that they will apply to this collaboration;

●	KVK may not perform its obligations as expected;

●	KVK may not pursue commercialization of APADAZ or may elect not to continue or renew commercialization programs based on post-approval clinical trial results, changes in KVK's strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	KVK could independently develop, or develop with third parties, products that compete directly or indirectly with APADAZ if KVK believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	APADAZ may be viewed by KVK as competitive with its own product candidates or products, which may cause KVK to cease to devote resources to the commercialization of APADAZ;

●	KVK may not commit sufficient resources to the marketing and distribution of APADAZ;

●	disagreements with KVK, including disagreements over proprietary rights, contract interpretation or the preferred course of commercialization, might cause delays or termination of the commercialization of APADAZ, might lead to additional responsibilities for us with respect to APADAZ or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●

KVK may not properly maintain or defend our or its intellectual property rights or may use our or its proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;

●	KVK may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

●	the License Agreement may be terminated by KVK under specified circumstances and, if terminated, we could be required to raise additional capital to pursue further commercialization of APADAZ.

If we enter into any future collaborations we will face similar risks with any future collaborators as well.

The License Agreement and any other collaboration agreement we may enter into may not lead to commercialization of APADAZ or development or commercialization of our product candidates in the most efficient manner or at all. If KVK or a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations for our product candidates, we may have to alter our development and commercialization plans.

Our prodrug development programs and the potential commercialization of our product candidates, if approved, will require substantial additional capital. For some of our product candidates, we may need to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of product candidates, reduce or delay one or more of our development programs, delay potential commercialization of our product candidates or reduce the scope of any sales or marketing activities of our product candidates, or increase our expenditures and undertake development or commercialization activities at our own expense of our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring our product candidates to market and generate product revenue.

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

Pursuant to the Deerfield Facility Agreement, we may not enter into specified transactions, including any joint venture, partnership or any other profit-sharing arrangement, without the prior approval of Deerfield. Deerfield’s interests may not always coincide with our corporate interests or the interests of our other stockholders, and Deerfield may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. If Deerfield does not approve our entry into specified transactions, it could significantly delay or inhibit the commercialization of our product candidates. For instance, Deerfield consented to our entry into the License Agreement, but we cannot guarantee that Deerfield will consent to any future collaboration agreement for commercialization of APADAZ outside of the United States or for the development or commercialization of any of our product candidates.

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

Our success depends in large part on our ability to obtain and maintain trade secret protection of our proprietary LAT technology as well as patent protection in the United States and other countries with respect to APADAZ and our product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product technology and product candidates.

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

Further, a third party may misappropriate or reverse engineer our proprietary LAT technology, which could limit our ability to stop others from using or commercializing similar or identical technology and resultant product candidates, product technology or prodrugs, or limit the duration of the trade secret protection of our proprietary LAT technology.

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

We expect to rely on trademarks as one means to distinguish APADAZ and any of our product candidates that are approved for marketing from the products of our competitors. We have solicited and applied for trademarks for KemPharm, the KemPharm Logo, APADAZ and LAT. For our other product candidates, we have not yet solicited trademarks and have not yet begun the process of applying to register trademarks. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

Risks Related to the Commercialization of Our Product and Product Candidates

If we are unable to establish sales, marketing and distribution capabilities for our product candidates, if approved, we may not be successful in commercializing any approved product candidate in the United States.

We have only a limited sales and marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to enter into collaborations with one or more parties or establish our own sales and marketing organization. While we entered into the License Agreement to establish a collaboration for the commercialization of APADAZ, we may not choose to enter into a collaboration for any future approved product. Should we decide to establish our own sales, marketing and distribution capabilities, we would encounter a number of risks. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we decide not to or are unable to establish our own sales, marketing and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. For instance, under the License Agreement, we and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, with the portion we receive ranging from 30% to 50% of net profits. As a result, we will be entitled to a smaller portion of the net profits of any sales of APADAZ in the United States than if we had decided to sell, market and distribute APADAZ ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates in the future, or may be unable to do so on terms that are favorable to us, including as a result of restrictions in the Deerfield Facility Agreement. We likely will have little control over such third parties, including KVK, and any of them may fail to devote the necessary resources and attention to sell and market APADAZ, or our product candidates, effectively. Further, we may be liable for conduct of third parties, including KVK, acting on our behalf, including failure to comply with legal requirements applicable to sales and marketing of our products. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing APADAZ, or our product candidates.

APADAZ, or any of our product candidates that may receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

APADAZ, or any of our product candidates that may receive marketing approval, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If APADAZ, or our product candidates, do not achieve an adequate level of market acceptance, they may not generate significant product revenue and we may not become profitable. For instance, under the License Agreement, we are entitled to milestone and royalty payments only if APADAZ sales in the United States are above specified levels. If APADAZ does not achieve an adequate level of market acceptance, it is unlikely that sales will satisfy these thresholds and we may not be entitled to any payments under the License Agreement. The degree of market acceptance of APADAZ, or our product candidates if approved for commercial sale, will depend on a number of factors, including:

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

If approved, KP415 and KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Janssen's Concerta, Novartis AG's RITALIN, Tris' Quillivant, Novartis' FOCALIN and Focalin XR, UCB S.A.'s METADATE CD, Noven Pharmaceuticals' Daytrana, AND nEOS tHERAPEUTICS' CONTEMPLA XR-ODT, in addition to multiple other branded and generic methylphenidate products marketed by companies including Allergan plc and Mallinckrodt plc. In addition, if approved, KP415 and KP484 will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

APADAZ and, if approved, KP201/IR, will compete against currently marketed, branded and generic IR hydrocodone/APAP combination products indicated for the short-term management of acute pain. Some of these currently marketed products include AbbVie's VICODIN, Allergan's NORCO, Shionogi's XODOL and UCB Pharma's LORTAB, in addition to multiple other branded and generic hydrocodone/APAP combination products marketed by companies including Allergan plc, Lupin Pharmaceuticals, Inc. and Mallinckrodt plc. In addition, APADAZ and, if approved, KP201/IR, will face potential competition from any IR or hydrocodone/APAP combination or other APAP-free products for the short-term management of acute pain that are currently in or may enter into clinical development.

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

Even if we or our collaborators are able to commercialize APADAZ, or any of our product candidates, they may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies.

The successful commercialization of APADAZ and any of our product candidates will depend, in part, on the extent to which coverage and adequate reimbursement for APADAZ, or our product candidates, will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and managed care plans and other third-party payors. Government authorities and other third-party payors decide which medical products they will pay for and establish reimbursement levels, including co-payments. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, APADAZ, or any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our prodrug products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Moreover, the trend has been for government and commercial health plans and their pharmacy benefit managers to commoditize drug products through therapeutic equivalence determinations, making formulary decisions based on cost. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize APADAZ under the License Agreement, or commercialize any product candidates for which marketing approval is obtained.

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

There can be no assurance that APADAZ, or our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect the ability to sell APADAZ, or our product candidates profitably if they are approved for sale.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as APADAZ, and any prodrug products that may be approved in the future, are commercialized. This includes the risk that our products may be misused. For example, APADAZ does, and we anticipate that our other product candidates if approved may, carry a boxed warning regarding lethality if our oral tablets are prepared for injection and hepatotoxicity, as is commonly done by abusers of opioids. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities on behalf of ourselves. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for APADAZ and any product candidates or products that we may develop;

●	injury to our reputation and significant negative media attention;

●	termination of clinical trial sites or entire trial programs;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	significant costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards paid to trial participants or patients;

●	product recalls, withdrawals or labeling revisions and marketing or promotional restrictions;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to successfully commercialize APADAZ or any prodrug products that we may develop.

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or upon commencement of commercialization of any product approved in the future. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

APADAZ is, and any product candidate for which we obtain marketing approval could be, subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we or our collaborators fail to comply with regulatory requirements or if we  or our collaborators experience unanticipated problems with APADAZ, or our product candidates when and if any of them are approved.

APADAZ is, and any product candidate for which we obtain marketing approval could be, subject to a comprehensive regulatory scheme, which includes the regulation of manufacturing processes, post-approval clinical data, labeling, advertising, marketing, distribution and promotional activities for such product, by the FDA and other regulatory authorities. For example, we are required to conduct pediatric studies related to Apadaz to determine its safety and effectiveness for the claimed indication in pediatric patients. Under the License Agreement, KVK will be responsible for these regulatory activities going forward, and we cannot guarantee they will be complied with. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, payment of substantial annual product and establishment fees, labeling requirements, promotional, marketing and advertising requirements, requirements related to further development, packaging, storage and distribution requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. If there are any modifications to the drug, including changes in indications, labeling, manufacturing processes or facilities, or new safety issues arise, a new or supplemental NDA, a post-implementation notification or other reporting may be required or requested depending on the change, which may require additional data or additional preclinical studies and clinical trials.

APADAZ is, and if marketing approval of a product candidate is granted may be, subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. For example, on September 18, 2018, the FDA approved the Opioid Analgesic REMS for ER/LA and IR opioids as one strategy among multiple national and state efforts to reduce the risk of abuse, misuse, addiction, overdose, and deaths due to prescription opioid analgesics. APADAZ is subject to this REMS, and we anticipate that any of our other opioid product candidates, if approved by the FDA, are likely to also be subject to a REMS requirement.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of our product candidates and increase the cost to commercialize APADAZ and any of our product candidates that may be approved in the future and affect the prices thereof.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect the ability to profitably sell APADAZ and any product candidates for which we obtain marketing approval.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Travis C. Mickle, Ph.D., our president and chief executive officer, Gordon K. Johnson, our chief business officer, R. LaDuane Clifton, CPA, our chief financial officer, and Sven Guenther, Ph.D., our executive vice president research and development, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time.

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

If we implement sales, marketing and distribution capabilities, we may encounter difficulties in managing our growth, which could disrupt our operations.

If we implement sales, marketing and distribution capabilities to support any future approved product, we would experience growth in the number of our employees and the scope of our operations. To manage such potential future growth, we would need to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.

Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations, if any, or recruit and train additional qualified personnel. The potential expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2015 at a price of $11.00 per share, our stock price has ranged from $2.00 to $26.15 through November 8, 2018. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Our common stock is currently listed on the NASDAQ Global Market. To maintain the listing of our common stock on the NASDAQ Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50.0 million. On September 18, 2017, we received a notice from the NASDAQ Stock Market indicating we were not in compliance with NASDAQ Listing Rule 5450(b)(2)(a) for continued listing on the NASDAQ Global Market, as the market value of our listed securities was less than $50.0 million for the previous 30 consecutive business days, and, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. We were notified that we had regained compliance with NASDAQ Listing Rule 5450(b)(2)(a) on September 29, 2017, because the market value of our listed securities was at least $50.0 million for the previous 10 consecutive business days.

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

We previously issued to Deerfield the Deerfield Convertible Note in the original principal amount of $10.0 million. The Deerfield Convertible Note bears interest at 9.75% per annum. Deerfield may convert all or any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Note into shares of our common stock at a conversion price of $5.85 per share. For instance, in June 2018, $3,333,333 of the principal amount, plus $168,287 of accrued interest, of the Deerfield Convertible Note was converted into 598,568 shares of our common stock.

According to the terms of the Deerfield Convertible Note, in no event may Deerfield convert the Deerfield Convertible Note to the extent such conversion would result in Deerfield beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Convertible Note into a limited number of shares due to this conversion limitation, the Deerfield Convertible Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Convertible Note is convertible into 1,167,607 shares of our common stock, assuming a conversion date of September 30, 2018. The conversion price of the Deerfield Convertible Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Convertible Note’s conversion price or the closing sale price of our common stock as reported on the NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Convertible Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. Without regard to this conversion, the 2021 Notes are convertible into 5,040,914 shares of our common stock, assuming a conversion date of September 30, 2018. After giving effect to the exchange of $9,577,000 principal amount of our 2021 Notes described below, the 2021 Notes are convertible into 1,112,334 shares of our common stock, assuming a conversion date of November 8, 2018

In October 2018, we entered into the Exchange Agreement with Deerfield and Deerfield Special Situations Fund, L.P. Under the Exchange Agreement, Deerfield and Deerfield Special Situations Fund, L.P. exchanged an aggregate of $9,577,000 principal amount of our 2021 Notes for an aggregate of 9,577 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, an aggregate of 3,192,334 shares of common stock were issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the option of the holders thereof, provided that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. As of November 8, 2018, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

If Deerfield, the holders of the 2021 Notes or the holders of Series A Preferred Stock elect to convert more of the Deerfield Convertible Note, the 2021 Notes or additional shares of Series A Preferred Stock, your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

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

In September 2018, we entered into the Second ATM Agreement with RBCCM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. RBCCM may sell common stock under the Second ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). To the extent that we direct RBCCM to make any sales of our common stock under the Second ATM Agreement, our stockholders may experience additional dilution, which could cause our stock price to fall. To date we have not sold any shares of common stock under the Second ATM Agreement.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of September 30, 2018, we had $93.0 million of convertible notes outstanding, consisting of $6.7 million of the Deerfield Convertible Note and $86.3 million of 2021 Notes.

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

In February 2016, we issued the 2021 Notes. In October 2018, we entered into the Exchange Agreement pursuant to which Deerfield and Deerfield Special Situations Fund, L.P. exchanged an aggregate of $9,577,000 principal amount of the  2021 Notes for an aggregate of 9,577 shares of Series A Preferred Stock. Following the effectiveness of such exchange, the outstanding principal amount of the 2021 Notes is $76.7 million. Our ability to make payments on, and to refinance, the 2021 Notes, and to fund planned capital expenditures, sales and marketing efforts, research and development efforts, working capital and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not ever generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to repay our indebtedness, including any amounts due under the 2021 Notes at their maturity, or to fund our liquidity needs, we may be forced to refinance all or a portion of the 2021 Notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to affect any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our present and potential future indebtedness and other factors, including market conditions. In addition, in the event of a default with respect to the 2021 Notes, the holders of the 2021 Notes and/or the trustee under the indenture governing the 2021 Notes may accelerate the payment of our obligations under 2021 Notes. A default under the indenture governing the 2021 Notes could also lead to a default under agreements governing future indebtedness. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the provisions of our termination agreement with Aquestive and our agreements with Deerfield, the holders of our 2021 Notes and the holders of our Series A Preferred Stock may discourage, delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then Aquestive will be entitled to a percentage in the low teens of the price being paid to us and our stockholders in such transaction which is attributable to the value of KP415 or KP484. Pursuant to the Deerfield Facility Agreement, we may not enter into any major transaction without the prior approval of Deerfield, including a merger, asset sale or change of control transaction, and pursuant to the Deerfield Convertible Note, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, of the Deerfield Convertible Note immediately prior to consummation of such event. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. Furthermore, the indenture governing the 2021 Notes requires us to repurchase the 2021 Notes for cash if we undergo certain fundamental changes. A takeover of us may trigger the requirement that we repurchase the 2021 Notes, which could make it more costly for a potential acquirer to engage in a business combination transaction with us. Finally, in the event of a sale of the Company the holders of Series A Preferred Stock will share ratably in any distribution of our assets or other proceeds with holders of common stock on an as-converted basis without giving effect to any limitation on conversion of the Series A Preferred Stock. This would in turn reduce the distribution to the holders of our common stock in such change of control.

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

As of September 30, 2018, we had federal net operating loss carryforwards of approximately $140.4 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Internal Revenue Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

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

Recent Sales of Unregistered Securities

Between October 5, 2018 and October 10, 2018, we issued an aggregate of 2,080,000 shares of our common stock upon conversion of an aggregate of 6,240 shares of Series A Preferred Stock in accordance with the terms of the Certificate of Designation. We did not receive any cash or other consideration in connection with such conversions of our Series A Preferred Stock.

The issuance of the shares of common stock described above were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.3	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 5, 2018).
4.1	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3 hereof.
10.1#*	Separation Agreement and General Release by and between the Registrant and Daniel L. Cohen, dated as of September 5, 2018.
10.2	Common Stock Sales Agreement, dated September 4, 2018, by and between KemPharm, Inc. and RBC Capital Markets, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2018).
10.3	Exchange Agreement, dated as of October 5, 2018, by and among KemPharm, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 5, 2018).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: November 9, 2018	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)