Form 10-K
period 2018-12-31
KEMPHARM, INC
filed 2019-03-01
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36913

KemPharm, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1180 Celebration Boulevard, Suite 103, Celebration, FL 34747	(321) 939-3416
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $71,917,131, based upon the closing sales price for the registrant’s common stock, as reported on the Nasdaq Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 4,840,972 shares of common stock the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 28, 2019, the registrant had 26,455,352 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

KEMPHARM, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	our ability to raise additional funds on commercially reasonable terms, or at all, in order to support our continued operations;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and results of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our product candidates and partnered asset;

●	the size and characteristics of the markets that may be addressed by our product candidates and partnered asset;

●	our intention to seek to establish or the potential outcome of any strategic collaborations or partnerships for the development or sale of our product candidates and partnered asset;

●	our expectations as to future financial performance, expense levels and liquidity sources;

●	the timing of commercializing our product candidates and partnered asset; and

●	other factors discussed elsewhere in this report.

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

Any information in this Annual Report on Form 10-K provided by Symphony Health Solutions, or SHS, is an estimate derived from the use of information under license from the following SHS service: SHS Pharmaceutical Audit Suite (PHAST), in each case, for the period January 2012 to December 2018. SHS expressly reserves all rights, including rights of copying, distribution and republication.

PART I

ITEM 1.	BUSINESS.

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT™, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, and stimulant use disorder, or SUD. Our co-lead clinical development candidates, KP415 and KP484, are both based on a prodrug of d-methylphenidate, but with differing extended-release, or ER, effect profiles, and are intended for the treatment of ADHD. In addition, we recently announced our commercial partnership with KVK Tech, Inc., or KVK, of APADAZ®, an FDA approved immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

In October 2018, we entered into a collaboration and license agreement, or the License Agreement, with KVK pursuant to which we granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States.

Key members of our senior management, while at New River Pharmaceuticals Inc., were instrumental in the development of VYVANSE, a prodrug of amphetamine indicated for ADHD, through FDA marketing approval. New River Pharmaceuticals, Inc. was acquired by Shire plc in 2007 and Vyvanse generated over $3.5 billion in sales in 2018.

We employ our proprietary LAT technology to discover and develop prodrugs that are new molecules that can improve one or more of the attributes of approved drugs, such as enhanced bioavailability, extended duration of action, increased safety and reduced susceptibility to abuse. A prodrug is a precursor chemical compound of a drug that is inactive or less than fully active, which is then converted in the body to the active form of the drug through a normal metabolic process. Where possible, we seek, in part, to develop prodrugs that will be eligible for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA, otherwise known as a 505(b)(2) NDA, which allows us to rely on the FDA’s previous findings of safety and effectiveness for one or more approved products, if we demonstrate such reliance is scientifically appropriate.

We intend to advance our pipeline of product candidates for the treatment of ADHD and SUD, and we anticipate submitting a new drug application, or NDA, to the FDA for KP415 in the second quarter of 2019. In addition, we anticipate KVK's commercial launch of APADAZ in the second half of 2019. We also anticipate reporting pivotal efficacy trial data and submitting an NDA for KP484 in 2020. We plan to employ our LAT technology and development expertise to develop additional product candidates that address unmet medical needs in large, established markets. We believe our product candidates may be eligible for composition-of-matter patent protection and we intend to use the 505(b)(2) NDA pathway when available, which we believe may reduce drug development time, risk and expense.

As of December 31, 2018, our patent portfolio consisted of 155 granted patents and 128 pending patent applications worldwide. Within that patent portfolio, we have received granted U.S. composition-of-matter patents covering benzhydrocodone, our prodrug of hydrocodone, benzhydrocodone-related compositions-of-matter and a composition-of-matter patent that generally covers KP484 and at least one component of KP415.

Our Strategy

Our goal is to be a leading specialty pharmaceutical company focused on the discovery and development of novel prodrugs. Key components of our strategy include, for example:

●

Leverage our proprietary LAT technology to improve the attributes of widely-prescribed, FDA-approved drugs. We plan to employ our proprietary LAT technology to discover and develop prodrugs that can improve one or more of the attributes of FDA-approved drugs that are widely-prescribed. We intend to discover and develop prodrugs of FDA-approved drugs in multiple therapeutic areas.

●

Advance the development of our pipeline product candidates. We plan to advance the development of our co-lead product candidates, KP415 and KP484, for the treatment of ADHD. We plan to report pivotal efficacy trial data for KP484 in 2020. We also plan to submit an NDA for KP415 in 2019 and an NDA for KP484 in 2020. In addition, we are developing KP879, our prodrug of d-methylphenidate, for the treatment of SUD.

●

Continue to build a global intellectual property portfolio. We intend to vigorously pursue composition-of-matter patent protection for our prodrugs in markets covering a majority of the global commercial opportunity.

●	Continue to evaluate potential partnering opportunities for our ADHD product candidates. We intend to continue to actively evaluate and seek potential partnering opportunities for our ADHD assets.

●	Commercialize APADAZ. In October 2018, we entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States. We anticipate that KVK’s commercialization strategy will target outreach to pharmacy benefit managers, managed care organizations and integrated delivery networks for the exclusive utilization of APADAZ as an alternative to currently available hydrocodone/acetaminophen products. We anticipate that KVK may initiate regional pilot launches of APADAZ sales as early as the second half of 2019. We may also license the international commercial rights to APADAZ to one or more collaborators.

Our Proprietary LAT Technology

We employ our proprietary LAT technology to create prodrugs that are new molecules by chemically attaching one or more molecules, referred to as ligands, to an FDA-approved parent drug. We typically use ligands that have been demonstrated to be safe in toxicological studies or have been granted Generally Recognized as Safe, or GRAS, status by the FDA. When the prodrug is administered, human metabolic processes, such as those in the gastrointestinal, or GI, tract, separate the ligand from the prodrug and release the parent drug, which can then exert its therapeutic effect. We select ligands that, when combined with the parent drug, create prodrugs believed to have improved drug attributes while maintaining efficacy potentially equivalent to the parent drug.

We believe that our proprietary LAT technology offers the following potential benefits:

●

Improved drug properties. We seek to discover and develop prodrugs that are new molecules with potentially improved attributes over FDA-approved drugs, such as enhanced bioavailability, extended duration of action, increased safety and reduced susceptibility to abuse.

●

Composition-of-matter patent protection. Our prodrugs are new molecules and thus may be eligible for patent protection as novel compositions of matter, provided that all other applicable requirements are met. We seek patent protection not only for our product candidates, but also for related compounds with the intention of creating potential heightened barriers to market entry.

●

Eligibility for 505(b)(2) NDA pathway. Our proprietary LAT technology allows us to discover and develop prodrugs that may be eligible to use the 505(b)(2) NDA pathway. Under that regulatory pathway, if we are able to provide an adequate bridge between our product candidates and appropriate FDA-approved drugs, we will then be able to reference the FDA’s previous findings of safety and effectiveness of the approved drugs in our 505(b)(2) NDA submissions. This may allow us to avoid the significant time and expense of conducting large clinical trials and eliminate the need for some preclinical activities.

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

Our Product Candidates and Partnered Asset

We have employed our proprietary LAT technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs.

In February 2018, we announced that the FDA approved the NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

In July 2018, we announced top line results from our pivotal efficacy and safety clinical trial of KP415. The trial, also known as KP415.E01 was a multicenter, randomized, parallel, double-blind, placebo-controlled analog laboratory classroom clinical trial in 150 children aged 6-12 years old with a diagnosis of ADHD to assess the efficacy and safety of KP415. Subjects who received KP415 met the trial’s primary and secondary efficacy endpoint, showing statistically significant improvement on both the Swanson, Kotkin, Agler, M-Flynn, and Pelham, or SKAMP, Scale and the Permanent Product Measure of Performance, or PERMP, scale.

In September 2018, we announced top line results from our oral HAP clinical trial of serdexmethylphenidate, or SDX, a prodrug of d-methylphenidate, the major active pharmaceutical ingredient, or API, in KP415. Results from this oral HAP trial, suggest that the prodrug component of KP415 may have lower abuse potential compared to FOCALIN XR (d-methylphenidate extended release capsules), a schedule II controlled substance approved for the treatment of ADHD, even when SDX is administered at oral doses up to 1.5 times higher than FOCALIN XR on a molar basis. On September 17, 2018, we announced top line results from our intranasal HAP clinical trial of SDX. In this intranasal HAP trial, SDX produced significantly lower scores on the primary endpoint, maximal Drug Liking, and other abuse-related endpoints, compared to intranasal d-methylphenidate hydrochloride, indicating that SDX is not efficiently converted to active d-methylphenidate when snorted.

In October 2018, we entered into the License Agreement with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States. Under the terms of the License Agreement we are eligible to receive milestone payments of up to $53.0 million and royalties based on the net profits of APADAZ sales in the United States. We anticipate that KVK’s commercialization strategy will target outreach to pharmacy benefit managers, managed care organizations and integrated delivery networks for the exclusive utilization of APADAZ as an alternative to currently available hydrocodone/acetaminophen products. We anticipate that KVK may initiate regional pilot launches of APADAZ sales as early as the second half of 2019. In support of this anticipated commercial launch, we have begun the technology transfer process outlined under the License Agreement. As part of this process, in February 2019 we completed the transfer of the NDA for APADAZ to KVK.

We have also developed a number of product candidates focused on the treatment of pain, in addition to our partnered asset, APADAZ. As of the date of this report, we have chosen to redirect our development efforts to focus on our ADHD and SUD programs, and do not anticipate engaging in substantial development efforts on our pain program during the fiscal year ended December 31, 2019.

Our pipeline of product candidates and our partnered asset are summarized in the table below:

Selected KemPharm Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (ER)	KP415	Clinical	NDA Submission - Q2 2019
Methylphenidate (ER)	KP484	Clinical	NDA Submission - 2020 Pivotal Efficacy Trial Data - 2020
SUD
Methylphenidate (ER)	KP879	Preclinical

KemPharm Partnered Asset

Product Name	Key Milestone
APADAZ	Commercial Launch - 2H 2019

KP415 and KP484

Overview

The prodrug in KP415 and KP484 is SDX, which we are developing for the treatment of ADHD. The ADHD market is largely served by the stimulant products methylphenidate and amphetamine. KP415 and KP484 are designed to be extended-duration methylphenidate products.

We intend to seek approval of KP415 and KP484 under the 505(b)(2) NDA pathway, which will allow us to rely on the FDA's previous findings of safety and effectiveness for one or more approved products. We anticipate submitting a 505(b)(2) NDA for KP415 in the second quarter of 2019 and reporting additional pharmacokinetic, or PK, and pivotal efficacy trial data and submitting a 505(b)(2) NDA for KP484 in 2020.

We are actively evaluating and seeking potential commercial partnership opportunities for KP415 and KP484.

We have granted Shire, LLC, or Shire, a right of first refusal to acquire, license or commercialize KP415 and KP484. The right of first refusal may be exercised by Shire for a period of 30 business days following Shire's receipt of written notice from us of the existence of a bona fide offer from a third party to acquire, license or commercialize KP415 or KP484. In early 2019, Shire was acquired by Takeda Pharmaceutical, or Takeda, and Takeda now holds the right of first refusal.

We are also party to an agreement with Aquestive Therapeutics (formerly known as MonoSol Rx, LLC), or Aquestive, pursuant to which Aquestive has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415, KP484 or KP879, and any product candidates arising therefrom, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party or the commercialization of KP415, KP484 or KP879.

Market Opportunity

We believe the ADHD market would be receptive to new branded drugs that have improved properties when compared to current treatments. We believe a new product in the form of a prodrug that has differentiated features may provide a new treatment option in this large market segment. While methylphenidate is available as a generic product, the branded formulations, including, among others, CONCERTA, FOCALIN XR, QUILLICHEW XR and COTEMPLA XR-ODT, accounted for sales of $1.2 billion in 2018.

Key Features of KP415

Based on our preclinical and clinical data, we believe KP415, if approved by the FDA, may have valuable product features and may provide significant benefits to patients, physicians, and society when compared to other FDA-approved and widely-prescribed methylphenidate products:

●

Faster early-morning symptom control and sustained effectiveness. In July 2018, we announced top line results from our pivotal efficacy and safety clinical trial of KP415. KP415.E01 was a laboratory classroom clinical trial in children aged 6-12 years old with a diagnosis of ADHD to assess the efficacy and safety of KP415. Subjects who received KP415 met the trial’s primary and secondary efficacy endpoint, showing statistically significant improvement on both the SKAMP and PERMP scales.

●	Reduced abuse potential. In order to evaluate the potential for reduced abuse of SDX, our prodrug of d-methylphenidate and major component of KP415, we conducted preclinical and clinical studies to compare the exposure to d-methylphenidate following oral, intranasal and intravenous, or IV, administration of the prodrug as compared to oral, intranasal and IV administration of d-methylphenidate hydrochloride. We observed significantly lower concentrations of d-methylphenidate following oral, intranasal and IV administration of the prodrug compared to oral, intranasal and IV administered d-methylphenidate hydrochloride. Consistent with this lower exposure, in human abuse potential studies, we also observed significantly lower abuse-related pharmacodynamic effects compared to d-methylphenidate comparators. Our prodrug of d-methylphenidate incorporates our proprietary LAT technology and, based on our preclinical and clinical studies, we believe it may have lower abuse potential compared to d-methylphenidate.

●

Once-daily dosing. PK data from our preclinical studies suggest that the time to maximum plasma concentration of d-methylphenidate after oral administration of KP415 is approximately three times longer than that after oral administration of currently marketed IR d-methylphenidate. We believe our PK studies in human subjects also demonstrate that KP415 affords d-methylphenidate concentrations that are consistent with a once-daily, extended-duration product.

●

Amenable to patient-friendly formulations. Our preclinical and clinical data show that KP415 could ultimately be used in a variety of patient-friendly dosage forms such as oral thin film and orally dissolving tablets as a means of increasing patient convenience and dosage compliance by regularly and consistently taking the medication as indicated.

●

Composition-of-matter patent protection. We have a U.S. composition-of-matter patent that will expire, after utilizing all appropriate patent term adjustments but excluding possible term extensions, in 2032 that generally covers at least one component of KP415. Our patent strategy is focused primarily on key geographic markets, and, as of December 31, 2018, we have composition-of-matter patents in over 50 countries, including in Canada, China, Europe, Malaysia, Mexico, Indonesia, Israel, Japan, New Zealand, Philippines, Russia, Singapore, South Africa, South Korea and Vietnam, and additional patent filings were pending in the United States and an additional 15 foreign jurisdictions. In addition, subject to further discussions with the FDA, we believe additional patent protection may be eligible for new chemical entity, or NCE, exclusivity status, which could allow for five years of U.S. market exclusivity following the FDA's approval of an NDA for KP415.

●

No generic equivalent product. KP415 contains a prodrug that was given a new chemical name, serdexmethylphenidate, by the U.S. Adopted Names Council, or USAN, which means that there may be no generic equivalent product for KP415 in most states, making drug-equivalent substitution potentially difficult at the pharmacy.

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

●

Reduced abuse potential. The preclinical and clinical studies of SDX, the prodrug of d-methylphenidate, discussed above in the KP415 “Reduced Abuse Potential” subsection are being used by us for the abuse potential evaluation of the KP484 product candidate. Accordingly, we believe serdexmethylphenidate may have attributes that disincentivize certain forms of abuse, as observed in these preclinical and clinical studies.

●

Once-daily dosing. PK data from our clinical studies suggest that under fasted conditions, the time to maximum plasma concentration of d-methylphenidate after oral administration of KP484 is potentially five to seven times longer compared to oral administration of currently marketed IR d-methylphenidate. We believe this extended-duration attribute of KP484 may allow for convenient, once-daily dosing.

●

Amenable to patient-friendly formulations. Our preclinical and clinical data shows that KP484 could ultimately be used in a variety of patient-friendly dosage forms such as oral thin film and orally dissolving tablets as a means of increasing patient convenience and dosage compliance by regularly and consistently taking the medications as indicated.

●

Composition-of-matter patent protection. KP484 is generally protected by a U.S. composition-of-matter patent that will expire, after utilizing all appropriate patent term adjustments but excluding possible term extensions, in 2032. Our patent strategy is focused primarily on key geographic markets, and, as of December 31, 2018, we have composition-of-matter patents generally protecting the major component of KP484 in New Zealand and South Africa.

●

No generic equivalent product. KP484 contains a prodrug that was given a new chemical name, serdexmethylphenidate, by the USAN, which means that there may be no generic equivalent product for KP484 in most states, making drug-equivalent substitution potentially difficult at the pharmacy.

KP879

KP879, a prodrug of d-methylphenidate using our proprietary LAT technology, is our product candidate for the treatment of SUD including, for example, abuse or misuse of cocaine, methamphetamine and prescription stimulants. Currently there are no approved drugs in the United States for SUD.

APADAZ

Overview

In February 2018, we announced that the FDA approved APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. APADAZ is an IR combination of our prodrug, benzhydrocodone, and APAP. Benzhydrocodone was developed with our proprietary LAT technology. In October 2018, we entered into the License Agreement with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States. We anticipate that KVK’s commercialization strategy will target outreach to pharmacy benefit managers, managed care organizations and integrated delivery networks for the exclusive utilization of APADAZ as an alternative to currently available hydrocodone/acetaminophen products. We may also license the international commercial rights to APADAZ to one or more collaborators.

Market Opportunity

Symphony Health estimates that in 2018, IR hydrocodone/APAP combination products represented the most frequently prescribed opioid product in the United States, accounting for 63 million U.S. prescriptions, representing 4.0 billion tablets. Typically, patients are instructed to take 4-6 pills per day and prescriptions provide approximately 14 days of therapy. Hydrocodone is associated with more drug abuse and diversion than any other opioid and IR hydrocodone abuse results in more emergency department visits than any other prescription opioid.

Key Product Features of APADAZ

We believe APADAZ has many valuable product features and may provide significant benefits to patients, physicians and society when compared to other FDA-approved and widely-prescribed IR hydrocodone/APAP combination products:

●

Composition-of-matter patent protection. APADAZ is protected by a U.S. composition-of-matter patent on benzhydrocodone, the prodrug of hydrocodone contained in APADAZ, that will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, in 2031. Our patent strategy is focused primarily on key geographic markets, and, as of December 31, 2018, benzhydrocodone had received granted, issued or allowed patent status in 21 foreign jurisdictions and patent applications covering benzhydrocodone were pending in an additional 12 foreign jurisdictions.

●

No generic equivalent product. Benzhydrocodone, the APADAZ active pharmaceutical ingredient, or API, is a prodrug with a new chemical name given by the USAN, benzhydrocodone. APADAZ has a lower prescribed milligram strength of benzhydrocodone than the therapeutic equivalent amount of hydrocodone bitartrate used in existing IR hydrocodone/APAP combination products. The difference in chemical structure and prescription strength means that there is no generic equivalent product for APADAZ in most states, making substitution difficult at the pharmacy.

●

Convenient dosing. Based on data from our food-effect PK trial, APADAZ can be administered without regard to food and, accordingly, APADAZ will be as convenient as existing IR hydrocodone/APAP combination products.

Our Intellectual Property

Our intellectual property strategy includes seeking composition-of-matter patents, among other patents, for our prodrugs and product candidates and conjugates of our prodrugs while also protecting, where appropriate as trade secrets, our proprietary LAT technology, the process by which we identify, screen, evaluate and select ligands to be conjugated with parent drugs to create our prodrugs. Our current prodrugs all consist of an approved parent drug and one or more ligands that we have selected using our proprietary LAT technology. The parent drug and ligand or ligands together may potentially constitute a new molecule and thus may be eligible for composition-of-matter patent protection, among other patent protections, in the United States and abroad.

As of December 31, 2018, we have been granted 30 issued patents within the United States, and an additional 87 foreign patents covering our prodrugs or product candidates. The terms of the 30 issued U.S. patents extend to various dates ranging, for example, between 2030 and 2035. The term of our overall domestic and foreign patent portfolio related to our prodrugs and product candidates, including patent term adjustments but excluding possible patent term extensions, extend to various dates ranging, for example, between 2030 and 2035, if pending patent applications in each of our patent families issue as patents. As of December 31, 2018, we had filed 23 pending patent applications under active prosecution in the United States, and an additional 105 pending foreign patent applications potentially covering our prodrugs and product candidates. Our issued and granted patents provide protection in jurisdictions that include the United States, Australia, Canada, China, Colombia, Cuba, Europe, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Philippines, Russia, Ukraine, Vietnam, Singapore, Indonesia, South Africa and South Korea.

We have received composition-of-matter patents and also additionally filed composition-of-matter patent applications related to the KP415 and KP484 families in the United States and in Argentina, Australia, Brazil, Canada, Chile, China, Egypt, Hong Kong, Europe, India, Israel, Indonesia, Japan, South Korea, Kazakhstan, Mexico, Malaysia, New Zealand, Philippines, Russia, Singapore, Thailand, Ukraine, Vietnam and South Africa. We anticipate filing additional patent applications for our prodrug product candidates.

In 2013, the United States Patent and Trademark Office, or the USPTO, issued a composition-of-matter patent covering benzhydrocodone, which will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, no earlier than 2030. Further, there are granted or recently allowed compositions-of-matter patents covering benzhydrocodone in Australia, Belarus, Canada, Chile, China, Colombia, Cuba, India, Indonesia, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa and Ukraine. In addition, five U.S. patent applications covering benzhydrocodone-related compositions-of-matter were pending as of December 31, 2018, and patent applications covering benzhydrocodone were pending as of December 31, 2018, in the Belarus, Brazil, Costa Rica, Egypt, Europe, Hong Kong, Israel, Oman, South Korea, Thailand, United Arab Emirates and Vietnam.

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our LAT technology, as well as any proprietary know-how and show-how beyond that which is patentable, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require our employees, consultants and advisors to enter into confidentiality agreements prohibiting the disclosure of confidential information and, in some cases, requiring disclosure and assignment to us of the ideas, developments, discoveries, inventions and improvements important to our business.

Commercialization

In February 2018, we announced that the FDA approved APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

In October 2018, we entered into the License Agreement with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States. Under the terms of the License Agreement we are eligible to receive milestone payments of up to $53.0 million and royalties based on the net profits of APADAZ sales in the United States. We anticipate that KVK’s commercialization strategy will target outreach to pharmacy benefit managers, managed care organizations and integrated delivery networks for the exclusive utilization of APADAZ as an alternative to currently available hydrocodone/acetaminophen products. We anticipate that KVK may initiate regional pilot launches of APADAZ sales as early as the second half of 2019. In support of this anticipated commercial launch, we have begun the technology transfer process outlined under the License Agreement. As part of this process, in February 2019 we completed the transfer of our NDA for APADAZ to KVK. We may also license the international commercial rights to APADAZ to one or more collaborators in the future.

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

Research and Development

Historically, we have devoted a significant amount of resources to develop our product candidates. For the years ended December 31, 2018 and 2017, we recorded $41.8 million and $20.6 million, respectively, in research and development expenses. We plan to increase our research and development expense for the foreseeable future as we continue our efforts to further advance the development of our product candidates and commercialize APADAZ and our product candidates, if approved, subject to the availability of additional funding.

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

If approved, KP415 and KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Janssen's Concerta, Novartis AG's RITALIN, Tris' Quillivant, QUILLIVANT XR and QULLICHEW, Novartis' FOCALIN and Focalin XR, UCB S.A.'s METADATE CD, Noven Pharmaceuticals' Daytrana and Neos Therapeutics' Contempla xr-odt, in addition to multiple other branded and generic methylphenidate products marketed by companies including Allergan plc and Mallinckrodt plc. In addition, if approved, KP415 and KP484 will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

Currently, there are no approved drugs in the United States for the treatment of SUD. If approved, KP879 will face potential competition from any products for the treatment of SUD that are currently in or which may enter into clinical development.

APADAZ will compete against currently marketed, branded and generic IR hydrocodone/APAP combination products indicated for the short-term management of acute pain. Some of these currently marketed products include AbbVie's VICODIN, Allergan's NORCO, Shionogi's XODOL and UCB Pharma's LORTAB, in addition to multiple other branded and generic hydrocodone/APAP combination products marketed by companies including Allergan plc, Endo International plc and Mallinckrodt plc. In addition, APADAZ will face potential competition from any IR or hydrocodone/APAP combination products for the short-term management of acute pain that are currently in or may enter into clinical development.

Manufacturing

Our manufacturing strategy is to rely on contract manufacturers to produce our product candidates for clinical trials and, if approved, drug product for commercial sale. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on Johnson Matthey Inc., or JMI, a third-party manufacturer, to produce the bulk quantities of benzhydrocodone required to manufacture APADAZ under a supply agreement. We have contracted with another third-party manufacturer to supply KP415 and KP484 to be used in our non-clinical, clinical and formulation development programs necessary to support an NDA filing. We plan to continue to rely on these manufacturers to manufacture commercial quantities of APADAZ, KP415 and KP484, respectively, for sale in the United States, if and when we receive approval by the FDA. We expect to contract with third-party manufacturers for the manufacture of all API supply needs outside the United States if and when we receive approval by regulatory authorities outside the United States.

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

Supply Agreement with Johnson Matthey

Under our supply agreement with JMI, or the Supply Agreement, JMI has agreed to supply us with all of the benzhydrocodone necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process development services for benzhydrocodone. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for benzhydrocodone would be exclusive to them in the United States. In addition, for further process optimization and manufacture of NDA registration batches, we agreed to pay a minimum royalty on the net sales on the commercial sale of any products which utilize benzhydrocodone as the API. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes. Under the agreement, JMI has completed manufacture of our registration batches of any products which utilize benzhydrocodone as the API, and stability testing for those batches is in process.

Under the Supply Agreement, we retain sole ownership of benzhydrocodone and are required to use commercially reasonable efforts to develop and to pursue FDA marketing approval of any products which utilize benzhydrocodone as the API. We are responsible for product development, including formulation, preclinical studies and clinical trials, and for regulatory approval, quality assurance and commercialization. If any products which utilize benzhydrocodone as the API are subject to a U.S. Drug Enforcement Agency, or DEA, scheduling quota, then each year, both we and JMI are responsible for using commercially reasonable efforts to obtain a quota from the DEA for the production of benzhydrocodone for use with any products that utilize benzhydrocodone as an API.

JMI is responsible for all costs of any benzhydrocodone manufactured during a specified validation process for any products which utilize benzhydrocodone as an API. After completion of the validation process, but prior to the commercial launch of any products that utilize benzhydrocodone as the API, JMI will manufacture batches of benzhydrocodone at a negotiated price. Upon commercial launch, JMI will manufacture and supply benzhydrocodone at a price equal to JMI’s fully allocated manufacturing cost after commercial launch of APADAZ or any other product that may utilize benzhydrocodone as an API, should we obtain approval for marketing from the FDA.

We must purchase all of our U.S. benzhydrocodone needs from JMI and JMI cannot supply benzhydrocodone to other companies. After the commercial launch of any product that utilizes benzhydrocodone as the API, JMI is required to identify a secondary manufacturing site and qualify and validate that site for the production of benzhydrocodone.

The term of the Supply Agreement extends as long as we hold a valid and enforceable patent for benzhydrocodone or until the tenth anniversary of the commercial launch of any product that utilizes benzhydrocodone as the API, whichever date is later. Upon the expiration of such term, the agreement will automatically renew for a period of two years unless either party provides 12 months’ prior notice of its intent not to renew.

Asset Purchase Agreement with Shire

In March 2012, as a result of a litigation settlement, we and our chief executive officer, Travis C. Mickle, Ph. D., entered into an asset purchase agreement with Shire pursuant to which we sold assets and intellectual property to Shire for proceeds of $5.1 million. Pursuant to this agreement, we also granted Shire a right of first refusal to acquire, license or commercialize KP415 and KP484. In early 2019, Shire was acquired by Takeda, and Takeda now holds this right of first refusal.

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

In the case of a 505(b)(2) NDA, some of the above-described studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the relevance of the studies that were previously conducted by other sponsors to the drug that is the subject of the NDA.

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

505(b)(2) Approval Process

Section 505(b)(2) of the FFDCA, provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The applicant may rely upon the FDA’s prior findings of safety and effectiveness for an approved product that acts as the reference listed drug for purposes of a 505(b)(2) NDA. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support any changes from the reference listed drug. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

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

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed or may include contraindications, warnings or precautions in the product labeling, including a boxed warning. If the FDA requires a boxed warning, we would also be subject to specified promotional restrictions, such as the prohibition of reminder advertisements. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

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

After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual human prescription drug program fee requirements for approved products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and to list their drug products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMPs and other requirements, which impose procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements.

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

Based upon currently approved product REMS programs and class-wide REMS programs, including the class-wide REMS programs for extended-release and long-acting opioid analgesics, we believe that any opioid product candidates we may choose to develop in the future, if approved, may be subject to a REMS. Accordingly, we expect to have to take prescribed measures to ensure the safe use of these product candidates, if any, that may be approved. For example, in September 2018, the FDA approved the Opioid Analgesic REMS for extended-release, long-acting, or ER/LA, and IR opioids as one strategy among multiple national and state efforts to reduce the risk of abuse, misuse, addiction, overdose and deaths due to prescription opioid analgesics which APADAZ is subject to. In accordance with the License Agreement, KVK is responsible for regulatory activities for APADAZ in the United States, including, the REMS program.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance or Schedule III narcotic must also be accompanied by special order forms, with copies provided to the DEA. Because most of our current product candidates may be regulated as Schedule II controlled substances, they may be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of stimulants that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substances for use in manufacturing of our product candidates. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

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

Employees

As of December 31, 2018, we employed 33 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Segments and Geographic Information

We view our operations and manage our business as one operating segment. See our financial statements for a discussion of revenues, operating loss, net loss and total assets. All of our assets were held in the United States for the years ended December 31, 2018 and 2017.

Corporate Information

We were incorporated under the laws of the State of Iowa in October 2006 and were reincorporated under the laws of the State of Delaware in May 2014. Our principal executive offices are located at 1180 Celebration Boulevard, Suite 103, Celebration, FL 34747 and our telephone number is (321) 939-3416.

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

We have incurred operating losses since our inception and, as of December 31, 2018, had an accumulated deficit of $221.2 million. Our loss from operations for the years ended December 31, 2018 and 2017, were $55.9 million and $33.4 million, respectively. We have financed our operations to date with funds raised in private placements of redeemable convertible preferred stock, in the issuance of convertible promissory notes and term debt, our initial public offering, sales under our common stock sales agreement with Cowen and Company, LLC, or Cowen and an underwritten public offering in October 2018. In February 2019, we also entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and we shall issue an additional 120,200 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, or the Registration Rights Agreement, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. We have yet to make any sales under the Purchase Agreement, but are obligated to issue 120,200 commitment shares to Lincoln Park upon satisfaction of the closing conditions contained in the Purchase Agreement.

Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities, and we do not expect to generate revenues until, and unless, the FDA or other regulatory agencies approve our product candidates and we successfully commercialize any such product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of many of our product candidates, and we have only completed development of, and received regulatory approval for, one product, APADAZ. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

To become and remain profitable, we must succeed in developing and eventually commercializing prodrugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials and obtaining regulatory approval of our product candidates, and manufacturing, marketing and selling any of our product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities for our product candidates and we cannot guarantee that any strategy we adopt will be successful. For instance, in October 2018, we entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2018, included in this annual report on Form 10-K, contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor's opinion on our audited financial statements for the year ended December 31, 2018 includes an explanatory paragraph stating that our recurring losses from operations, stockholders' deficit and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our product development, commercialization and strategic plans. Accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts.

Based on our current operating plan, our existing resources are expected to be sufficient to fund operating expense and capital investment requirements into, but not through, the third quarter of 2019. Because of this, the auditor's opinion on our audited financial statements for the year ended December 31, 2018 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient funds to finance our continuing operations beyond the short-term or to further advance any or our product candidates further into clinical development. In order to continue to advance development of our product candidates, we will need to obtain substantial additional funding in connection with our continuing operations from one or more equity offerings, including pursuant to our Purchase Agreement with Lincoln Park, our Common Stock Sales Agreement, or the Second ATM Agreement, with RBC Capital Markets, LLC, or RBCCM, debt financings or the License Agreement or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from sales under our Purchase Agreement, Second ATM Agreement or the License Agreement, or be successful in completing other transactions, that will fund our operating expenses. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Even if we are able to fund continued development and any of our other product candidates is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize any other product candidate. Our future capital requirements will depend on many factors, including:

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

●

the revenue, if any, received from commercial sales of APADAZ, under our License Agreement or sales of our product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of APADAZ or our product candidates from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which APADAZ or our product candidates are assigned;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, APADAZ or our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, APADAZ or any of our product candidates will be commercially available. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. On June 2, 2014, we entered into a $60 million facility agreement, or the Deerfield Facility Agreement, with Deerfield Private Design Fund III, LP, or Deerfield. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. The Deerfield Facility Agreement also includes high yield discount obligation protections that go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield facility would qualify as an "applicable high yield discount obligation" under the Internal Revenue Code, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification. Additionally, in February 2016, we issued 5.50% senior convertible notes due 2021, or the 2021 Notes, in the aggregate principal amount of $86.3 million. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We may be unable to issue securities under our shelf registration statement, which may have an adverse effect on our liquidity.

We have filed a shelf registration statement on Form S-3 with the SEC. After we file this Annual Report on Form 10-K, in order to issue securities under this registration statement, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation will be updated immediately after we file this Annual Report on Form 10-K and we expect that the amount of securities we will be able to sell under the registration statement on Form S-3 thereafter will be approximately $18.5 million, of which we anticipate filing prospectus supplements to register (i) approximately $15.3 million for sales under the Purchase Agreement, and (ii) approximately $3.2 million for sales under our Second ATM Agreement. Based on this calculation, we expect that we will be unable to sell additional securities pursuant to our effective registration statement on Form S-3 for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. If we cannot sell securities under our shelf registration statement, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

A key element of our strategy is to use our proprietary LAT technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. As our scientific efforts are primarily focused on discovering novel prodrugs with new molecular structures, the evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of product candidates, we may not be able to develop prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, for reasons including being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. For instance, in June 2016, we received a Complete Response Letter, or CRL, from the FDA for the APADAZ NDA. Following a Formal Dispute Resolution Request, or FDRR, process and detailed discussions with the FDA, we responded to the CRL by submitting an amended NDA for APADAZ. In February 2018, we announced that the FDA approved the NDA for APADAZ. If APADAZ is not successfully commercialized under our License Agreement and we do not successfully develop and commercialize our product candidates based upon our proprietary LAT technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. In February 2018, we announced that the FDA approved the NDA for APADAZ. Even with the regulatory approval of APADAZ by the FDA, we cannot guarantee that the FDA will approve any of our other product candidates for commercial sale. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

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

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive non-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate's safety and efficacy for each indication and manufacturing quality. Additionally, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or that any future trials will be successful. For example, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of APADAZ, but voted 18 to two against inclusion of abuse-deterrent labeling for APADAZ. Additionally, in June 2016, we received a CRL from the FDA for the APADAZ NDA. Following a FDRR process and detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In February 2018, we announced that the FDA approved our NDA for APADAZ.

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

●

successful development of our manufacturing processes for APADAZ under the License Agreement and for our other product candidates, including entering into and maintaining arrangements with third-party manufacturers;

●	successful completion of an FDA preapproval inspection of the facilities used to manufacture APADAZ and our product candidates, as well as select clinical trial sites;

●

receipt of timely marketing approvals from applicable regulatory authorities, including, if applicable, the determination by the DEA of the controlled substance schedule for a product candidate, taking into account the recommendation of the FDA;

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

Although APADAZ obtained regulatory approval in February 2018, it is possible that none of our other existing product candidates or any of our future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

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

If the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, or if we cannot demonstrate bioequivalence or comparable bioavailability of our product candidates to approved products, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. Moreover, even if the FDA does allow us to pursue the 505(b)(2) NDA pathway, depending on the product candidate, we may still need to conduct additional clinical trials, including clinical trials to assess product safety or efficacy. For instance, we currently plan on relying on the 505(b)(2) pathway for any NDA we submit for KP415 or KP484. However, we do not anticipate that the 505(b)(2) pathway will be available for every product candidate. For instance, it is possible we will only be permitted to utilize the 505(b)(2) NDA pathway for either KP415 or KP484, but not both. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with our product candidates, would likely substantially increase.

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

Even if our product candidates are approved under 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed, including more limited subject populations than we request, may require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, may be subject to other conditions of approval, or may contain requirements for costly post-marketing clinical trials, testing and surveillance to monitor the safety or efficacy of the products, or other post-market requirements, such as a REMS. The FDA also may not approve a product candidate with a label that includes the labeling claims necessary or desirable for the successful commercialization of that product candidate. Based upon currently approved products, we anticipate that we will be required to conduct Phase 4 studies and to implement a REMS and will have a boxed warning for at least some of our product candidates, including APADAZ.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our current product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Interpretation of results from early, usually smaller, studies that suggest positive trends in some subjects, requires caution. Results from later stages of clinical trials enrolling more subjects may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints, or lack of trial endpoints in exploratory studies, subject population, number of subjects, subject selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, in June 2016, the FDA issued a CRL for the APADAZ NDA. In its CRL, the FDA advised us that it did not believe our proposed labeling included in the application accurately conveyed the outcome of our abuse-deterrent studies of APADAZ. Following a FDRR process and detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ. In February 2018, we announced that the FDA approved the NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Despite this, the final approved product labeling for APADAZ concluded that the overall results of the clinical program did not demonstrate abuse-deterrence by current measurement standards.

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

We have a technology licensing agreement with Genco Sciences, LLC to develop prodrug-based therapy for potential rare pediatric indications of Tourette’s Syndrome with ADHD. We cannot guarantee that we will be successful in this effort to develop such a prodrug-based therapy. Additionally, we cannot guarantee that the FDA would grant us a rare pediatric disease designation for such a prodrug-based product candidate. Even if the FDA grants us a rare pediatric disease designation for one of our prodrug-based product candidates, designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved.

APADAZ is, and we anticipate that any other opioid analgesic product candidates that we may choose to develop in the future, if approved by the FDA, will be, subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of APADAZ and certain product candidates.

The FDA has indicated that opioid analgesic drugs formulated with the active ingredients hydrocodone, fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone and others will be required to have a REMS to ensure that the benefits of the drugs continue to outweigh the risks. In September 2018, the FDA approved the Opioid Analgesic REMS for ER/LA and IR opioids as one strategy among multiple national and state efforts to reduce the risk of abuse, misuse, addiction, overdose and deaths due to prescription opioid analgesics. The Opioid Analgesic REMS affects more than 60 companies that manufacture these products. Under this REMS, companies are required to make training available to all healthcare providers who are involved in the management of patients with pain, including nurses and pharmacists. To meet this requirement, drug companies with approved opioid analgesics will provide unrestricted grants to accredited continuing education providers for the development of education courses for healthcare providers based on the FDA's Opioid Analgesic REMS Education Blueprint for Health Care Providers Involved in the Treatment and Monitoring of Patients with Pain. The REMS program also requires companies to make available FDA-approved patient education materials on the safe use of these drugs. The companies must perform periodic assessments of the implementation of the REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program. Independent audits must also be conducted of the educational efforts.

APADAZ is subject to this REMS, and we anticipate that any other opioid product candidates we may choose to develop in the future, if approved by the FDA, are likely to also be subject to a REMS requirement. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to a REMS requirement, which could increase the costs to us and reduce the commercial benefits to us from the sale of these product candidates. In October 2018, we entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. As part of this agreement KVK has assumed most regulatory and commercialization costs, including this REMS requirement.

APADAZ and our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize any of our product candidates, if approved, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. For APADAZ, the DEA has completed its process for determining the controlled substance schedule and determined that it will be a Schedule II drug. We expect that most of our product candidates, including, KP415, KP484 and KP879, if approved, will be regulated as “controlled substances” as defined in the Controlled Substances Act, or the CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

Media stories regarding prescription drug abuse and the diversion of opioids, stimulants and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids and stimulants. Such efforts may inhibit the ability to commercialize APADAZ under the License Agreement or our other applicable product candidates. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of opioid drugs and stimulants, the limitations of abuse-deterrent formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, sales, marketing, distribution or storage of our products could harm our reputation. Such negative publicity could reduce the potential size of the market for APADAZ or our other applicable product candidates and decrease the revenue we are able to generate from their sale, if approved. Similarly, to the extent prescription drug abuse becomes a less prevalent or less urgent public health issue, regulators and third-party payors may not be willing to pay a premium for formulations with improved attributes of opioids or stimulants.

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for APADAZ and our other applicable product candidates. For example, in April 2014, the FDA approved class-wide labeling changes to the indications for use of all approved ER and long-acting opioids so that ER and long-acting opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. These changes have reduced the number of prescriptions for opioids written by physicians and could negatively impact the potential market for APADAZ or our other applicable product candidates. The FDA also held a public meeting in October 2014, on the development and regulation of abuse-deterrent formulations of opioid medications. Further, the Centers for Disease Control and Prevention previously issued draft guidelines for the prescribing of opioids for chronic pain, providing recommendations for primary care providers prescribing opioids for chronic pain on when to initiate or continue opioids, opioid selection and discontinuation, and the assessment of the risk and addressing harms of opioid use, among other areas. It is possible that FDA, or other regulatory bodies, will announce new regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for APADAZ or our other applicable product candidates.

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

We contract with third parties for the manufacture of our partnered product and product candidates that utilize benzhydrocodone and SDX as the API used in our clinical trials and with a sole source supplier for the manufacture of bulk quantities of benzhydrocodone and SDX used in the partnered product and product candidates that utilize these moieties as the API and we expect to continue to do so. This reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of benzhydrocodone and SDX, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We procure the bulk drug substances for KP415, KP484, APADAZ and KP879 from sole-source, third-party manufacturers and the partnered product and product candidates that utilize these moieties as the API used in our clinical trials and commercialization efforts from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our product candidates, as well as for commercial manufacture of APADAZ or our product candidates should they receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of benzhydrocodone, SDX, other bulk drug substances or our partnered product or product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for KP415, KP484 or KP879 bulk drug substance. If our current contract manufacturer for KP415, KP484 or KP879 bulk drug substance cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

We have entered into a collaboration with KVK for the commercialization of APADAZ in the United States and may seek collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of APADAZ or these product candidates.

We have entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that our collaboration with KVK will be successful or that we will ever receive any payments under the License Agreement. For instance, if the initial adoption milestone under the License Agreement is not achieved, KVK may terminate the License Agreement without making any payments to us. Further, even if this initial adoption milestone under the License Agreement is achieved, we cannot guarantee that we will receive any additional milestone or royalty payments under the License Agreement. Further, under the License Agreement, we have limited control over the amount and timing of resources that KVK will dedicate to the commercialization of APADAZ, and we may not always agree with KVK’s commercialization efforts. Our ability to generate revenue under the License Agreement will depend on KVK’s ability to successfully perform the functions assigned to it under the License Agreement, and even if KVK does successfully perform its functions under the License Agreement, we cannot guarantee that there will be sufficient market demand for APADAZ for us to receive any revenue under the License Agreement.

We may also seek additional third-party collaborators for the commercialization of APADAZ outside of the United States or for the development or commercialization of KP415, KP484 or our other product candidates. In such cases, our likely collaborators would include large and mid-size pharmaceutical companies, regional, national and international pharmaceutical companies and biotechnology companies. If we do enter into any such collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of APADAZ outside of the United States or our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Our collaboration with KVK poses the following risks to us:

●	KVK has significant discretion in determining the efforts and resources that they will apply to this collaboration;

●	KVK may not perform their obligations as expected;

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

●

disagreements with KVK, including disagreements over proprietary rights, contract interpretation or the preferred course of commercialization, might cause delays or termination of the commercialization of APADAZ, might lead to additional responsibilities for us with respect to APADAZ, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

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

Our prodrug development programs and the potential commercialization of our product candidates, if approved, will require substantial additional capital. For some of our product candidates, we may need to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we are currently evaluating potential commercial partners for our ADHD assets.

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

Provisions in our agreements with Takeda and Aquestive may inhibit our ability to enter into future collaborations with third parties.

We have granted Takeda a right of first refusal to acquire, license or commercialize KP415 and KP484. The right of first refusal may be exercised by Takeda for a period of 30 business days following Takeda’s receipt of written notice from us of the existence of a bona fide offer from a third party to acquire, license or commercialize KP415 and KP484.

We are also party to a termination agreement with Aquestive that may limit the value of any sale, license or commercialization of KP415, KP484 or KP879. Under this termination agreement, Aquestive has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415, KP484 or KP879, and any product candidates arising therefrom, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party or the commercialization of KP415, KP484 or KP879.

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

Our success depends in large part on our ability to obtain and maintain trade secret protection of our proprietary LAT technology as well as patent protection in the United States and other countries with respect to APADAZ and our product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product technology and product candidates. As part of the License Agreement, KVK obtained from us an exclusive license to certain patents that cover APADAZ.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents, licensed to and/or from third parties by us.

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

Any trademarks or copyrights we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish APADAZ and any of our product candidates that are approved for marketing from the products of our competitors. We have registered trademarks for APADAZ and KemPharm. In addition, we have solicited and applied for trademarks for the KemPharm Logo, LAT and several potential tradenames and logos for KP415. For our other product candidates, we have not yet solicited trademarks and have not yet begun the process of applying to register trademarks. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent and trademark protection for APADAZ and our product candidates, we also rely on trade secrets, including unpatented show-how, know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets.

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

Risks Related to the Commercialization of Our Partnered Product and Product Candidates

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

If we decide not to or are unable to establish our own sales, marketing and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop, ourselves. For instance, under the License Agreement, we and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, with the portion we receive ranging from 30% to 50% of net profits. As a result, we will be entitled to a smaller portion of the net profits of any sales of APADAZ in the United States than if we had decided to sell, market and distribute APADAZ ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates in the future, or may be unable to do so on terms that are favorable to us, including as a result of restrictions in the Deerfield Facility Agreement. We likely will have little control over such third parties, including KVK, and any of them may fail to devote the necessary resources and attention to sell and market APADAZ, or our product candidates, effectively. Further, we may be liable for conduct of third parties, including KVK, acting on our behalf, including failure to comply with legal requirements applicable to sales and marketing of our products. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing APADAZ, or our product candidates.

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

The FDA provides periods of regulatory exclusivity following their approval of an NDA, which provide the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug. Five-year exclusivity precludes approval of 505(b)(2) applications or ANDAs by delaying the submission or approval of the application, while three-year exclusivity precludes the approval of the application. We intend to seek NCE status for any of our prodrug product candidates as appropriate. Five years of exclusivity are available to NCEs following the approval of an NDA by the FDA. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. If a product is not eligible for the NCE exclusivity, it may be eligible for three years of exclusivity. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence trials, were essential to the approval of the application and were conducted or sponsored by the applicant.

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

There can be no assurance that APADAZ, or our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect the ability to sell APADAZ under the License Agreement, or our ability to sell any of our product candidates profitably if they are approved for sale.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as APADAZ, and any prodrug products that may be approved in the future, are commercialized. This includes the risk that our products may be misused. For example, APADAZ does, and we anticipate that any other opioid product candidates we may choose to develop in the future, if approved may, carry a boxed warning regarding lethality if our oral tablets are prepared for injection and hepatotoxicity, as is commonly done by abusers of opioids. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities on behalf of ourselves. Regardless of merit or eventual outcome, liability claims may result in:

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

APADAZ is, and any product candidate for which we obtain marketing approval could be, subject to a comprehensive regulatory scheme, which includes the regulation of manufacturing processes, post-approval clinical data, labeling, advertising, marketing, distribution and promotional activities for such product, by the FDA and other regulatory authorities. For example, we are required to conduct pediatric studies related to Apadaz to determine the safety and effectiveness of Apadaz for the claimed indication in pediatric patients. Under the License Agreement, KVK will be responsible for these regulatory activities going forward, and we cannot guarantee they will be complied with. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, payment of substantial annual product program fees, labeling requirements, promotional, marketing and advertising requirements, requirements related to further development, packaging, storage and distribution requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. If there are any modifications to the drug, including changes in indications, labeling, manufacturing processes or facilities, or new safety issues arise, a new or supplemental NDA, a post-implementation notification or other reporting may be required or requested depending on the change, which may require additional data or additional preclinical studies and clinical trials.

APADAZ is, and if marketing approval of a product candidate is granted may be, subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. For example, in September 2018, the FDA approved the Opioid Analgesic REMS for ER/LA and IR opioids as one strategy among multiple national and state efforts to reduce the risk of abuse, misuse, addiction, overdose, and deaths due to prescription opioid analgesics. APADAZ is subject to this REMS, and we anticipate that any of our other opioid product candidates that we may choose to develop in the future, if approved by the FDA, are likely to also be subject to a REMS requirement.

APADAZ does, and if any of our product candidates receive marketing approval it may, have a label that limits its approved uses, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, which could limit sales of the product. For instance, we expect that at least some of our product candidates would likely be required to carry boxed warnings, including warnings regarding tampering, lethality if our oral tablets are prepared for injection and hepatotoxicity.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect the ability to profitably sell APADAZ under the License Agreement and our ability to profitably sell any product candidates for which we obtain marketing approval.

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

●

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% commencing point-of-sale discounts off negotiated prices (generally as negotiated between the Medicare Part D plan and the pharmacy) of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our product candidate pipeline toward scaling up for commercialization, manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2015 at a price of $11.00 per share, our stock price has ranged from $1.72 to $26.15 through February 28, 2019. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For instance, in December 2016, we received notice of a class action suit filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our IPO, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. In June 2018, the case was dismissed without prejudice to members of the putative class. Further litigation could cause us to incur substantial costs and divert management’s attention and resources from our business. Further, companies listed on The Nasdaq Global Market, and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If we fail to maintain compliance with the listing requirements of The Nasdaq Global Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50.0 million. In September 2017, we received a notice from The Nasdaq Stock Market indicating we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(a) for continued listing on the Nasdaq Global Market, as the market value of our listed securities was less than $50.0 million for the previous 30 consecutive business days, and, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. We were notified that we had regained compliance with Nasdaq Listing Rule 5450(b)(2)(a) on September 29, 2017, because the market value of our listed securities was at least $50.0 million for the previous 10 consecutive business days.

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

In June 2014, we issued to Deerfield (i) a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock at an exercise price of $0.78 per share, which is exercisable until June 2, 2024, or the Deerfield Warrant, and (ii) a convertible note under the Deerfield Facility Agreement, in the principal amount of $10.0 million, which bears interest at 9.75% per annum, or the Deerfield Convertible Note. Upon completion of our IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of our common stock at an exercise price of $5.85 per share and the outstanding principal and accrued interest under the Deerfield Convertible Note became convertible into shares of our common stock at a conversion price of $5.85 per share. The Deerfield Warrant and Deerfield Convertible Note each include an exercise or conversion, as applicable, price protection provision, pursuant to which the exercise or conversion, as applicable, price of the warrant or note will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Warrant's exercise price or the Deerfield Convertible Note's conversion price, as applicable, or the closing sale price of our common stock as reported on The NaSDAQ Global Market on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, pursuant to the terms of our fourth and seventh amendments to the Deerfield Warrant and Deerfield Convertible Note, if we effect an "at the market offering," as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Convertible Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under the Purchase Agreement or Second ATM Agreement.

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

According to the terms of the Deerfield Convertible Note, as amended, in no event may Deerfield convert the Deerfield Convertible Note to the extent such conversion would result in Deerfield beneficially owning more than 4.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Convertible Note into a limited number of shares due to this conversion limitation, the Deerfield Convertible Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Convertible Note is convertible into 1,167,607 shares of our common stock, assuming a conversion date of December 31, 2018. The conversion price of the Deerfield Convertible Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Convertible Note’s conversion price or the closing sale price of our common stock as reported on The NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering," as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Convertible Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under the Purchase Agreement or Second ATM Agreement.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. In November 2018, we entered into a supplemental indenture with U.S. Bank National Association, as trustee, to that certain Indenture, dated as of February 9, 2016, relating to our 2021 Notes. Pursuant to the supplemental indenture, the Indenture was amended to allow each Holder, as defined in the Indenture, or any beneficial holder of any 2021 Notes to, at its option, elect a limit on beneficial ownership as to such Holder or beneficial owner, but not as to any other Holder or beneficial owner, that is less than or equal to the 9.985% Cap, as defined in the Indenture, or any other limit previously elected and then applicable to such Holder or beneficial owner upon written notice delivered to us at least three business days prior to the date of effectiveness of such beneficial ownership limit, or such shorter period as may be agreed upon by the us, specifying the percentage of shares of our common stock outstanding for the beneficial ownership limit that shall apply to such Holder or beneficial owner. Without regard to this conversion limitation, the 2021 Notes are convertible into 4,481,182 shares of our common stock, assuming a conversion date of December 31, 2018.

In October 2018, we entered into the Exchange Agreement with Deerfield and Deerfield Special Situations Fund, L.P. Under the Exchange Agreement, Deerfield and Deerfield Special Situations Fund, L.P. exchanged an aggregate of $9,577,000 principal amount of our 2021 Notes for an aggregate of 9,577 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, an aggregate of 3,192,334 shares of common stock were issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the option of the holders thereof, provided that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. As of February 28, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

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

In September 2018, we entered into the Second ATM Agreement with RBCCM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. RBCCM may sell common stock under the Second ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on The NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). To the extent that we direct RBCCM to make any sales of our common stock under the Second ATM Agreement, our stockholders may experience additional dilution, which could cause our stock price to fall. As of February 28, 2019, we have not sold any shares of common stock under the Second ATM Agreement.

In February 2019, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and we shall issue an additional 120,200 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, we also entered into the Registration Rights Agreement, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. We have yet to make any sales under the Purchase Agreement, but are obligated to issue 120,200 commitment shares to Lincoln Park upon satisfaction of the closing conditions contained in the Purchase Agreement.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of December 31, 2018, we had $83.4 million of convertible notes outstanding, consisting of the $6.7 million of the Deerfield Convertible Note and $76.7 million of the 2021 Notes.

The Deerfield Convertible Note bears interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield Convertible Note is due quarterly in arrears. Upon notice to Deerfield, we may choose to have one or more of the first eight of such scheduled interest payments added to the outstanding principal amount of the debt issued under the Deerfield Convertible Note, provided that all such interest was due on July 1, 2016. We elected this option on all eight of the scheduled interest payments through June 30, 2016 and paid such interest on July 1, 2016. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Convertible Note on the fourth and fifth anniversaries of the Deerfield Convertible Note. We are then obligated to repay the balance of the outstanding principal amount of the on February 14, 2020. The payment due June 2, 2018 was paid via the conversion of $3,333,333 of the principal amount, plus $168,288 of accrued interest, of the Deerfield Convertible Note into 598,568 shares of our common stock. We cannot guarantee that Deerfield will agree to convert any future principal amount owed under the Deerfield Convertible Note into shares of our common stock. If we are required to pay additional outstanding amounts due under the Deerfield Convertible Note prior to or at maturity or otherwise incur unanticipated monetary obligations under the Deerfield Convertible Note, our cash flow available to invest in the ongoing needs of our business may be limited.

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

The accounting method for the Deerfield Warrant, Deerfield Convertible Note, 2021 Notes and the warrant we issued to KVK under the License Agreement could have a material effect on our reported financial results.

The Deerfield Warrant, Deerfield Convertible Note, 2021 Notes and the warrant we issued to KVK under the License Agreement contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations. Additionally, certain features of the 2021 Notes may result in the yield on the 2021 Notes not being deductible by us for tax purposes.

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

In addition, the provisions of our termination agreement with Aquestive and our agreements with Deerfield, the holders of our 2021 Notes and the holders of our Series A Preferred Stock may discourage, delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then Aquestive will be entitled to a percentage in the low teens of the price being paid to us and our stockholders in such transaction which is attributable to the value of KP415, KP484 or KP879. Pursuant to the Deerfield Facility Agreement, we may not enter into any major transaction without the prior approval of Deerfield, including a merger, asset sale or change of control transaction, and pursuant to the Deerfield Convertible Note, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, of the Deerfield Convertible Note immediately prior to consummation of such event. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. Furthermore, the indenture governing the 2021 Notes requires us to repurchase the 2021 Notes for cash if we undergo certain fundamental changes. A takeover of us may trigger the requirement that we repurchase the 2021 Notes, which could make it more costly for a potential acquirer to engage in a business combination transaction with us. Finally, in the event of a sale of the Company the holders of Series A Preferred Stock will share ratably in any distribution of our assets or other proceeds with holders of common stock on an as-converted basis without giving effect to any limitation on conversion of the Series A Preferred Stock. This would in turn reduce the distribution to the holders of our common stock in such change of control.

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

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $138.1 million, due to prior period losses, which if not utilized will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. For our fiscal year ending December 31, 2018, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting on an annual basis. This requires that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

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

We occupy approximately 17,000 square feet of headquarters office space in Celebration, Florida, comprised of two contiguous office suites, under a non-cancelable lease agreement that expires in August 2025 and February 2026, respectively. We have the right to extend the term of the lease for two successive five-year terms upon expiration. In addition, we occupy leased laboratory space in Coralville, Iowa and Blacksburg, Virginia. We believe that our facilities are adequate for our current needs.

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

Common Stock Listing

Our common stock has been listed on The NASDAQ Global Market under the symbol “KMPH” since April 16, 2015. Prior to that date, there was no public trading market for our common stock.

Holders of our Common Stock

As of February 28, 2019, we had 137 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The terms of the Deerfield Facility Agreement limits our ability to pay dividends.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary LAT technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the FDA, as well as to generate prodrug compounds of existing compounds that may have applications for new disease indications. Our product candidate pipeline is focused on the high need areas of ADHD and SUD. Our co-lead clinical development candidates, KP415 and KP484, are both based on a prodrug of d-methylphenidate, but with differing ER effect profiles for the treatment of ADHD. In addition, we have received FDA approval for APADAZ, an IR combination product of benzhydrocodone, our prodrug of hydrocodone, and APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

To date, we have not generated any revenue. We have incurred operating losses since our inception and, as of December 31, 2018, had an accumulated deficit of $221.2 million. Our losses from operations for the years ended December 31, 2018 and 2017 were $55.9 million and $33.4 million, respectively.

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

●

potentially establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain future regulatory approval;

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

Our commercial revenue, if any, will be derived from sales of APADAZ or any other product candidates for which we obtain regulatory approval. In October 2018, we entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States, we cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. We also do not know when, if ever, any other product candidate will be commercially available or if we will be successful in finding any commercial partners for our ADHD assets.

Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Third-Party Agreements

License Agreement

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

JMI Agreement

In November 2009, we entered into the Supply Agreement with JMI, whereby JMI has agreed to supply us with all the benzhydrocodone necessary for clinical trials and commercial sale for a price equal to JMI's manufacturing cost and to provide process optimization and development services for benzhydrocodone. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for benzhydrocodone would be exclusive to JMI in the United States and agreed to pay JMI royalties on the net sales of any products that utilize benzhydrocodone as the active pharmaceutical ingredient, or API. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes. Our FDA-approved drug, APADAZ contains benzhydrocodone.

We are responsible for all costs of any benzhydrocodone manufactured during a specified validation process for APADAZ. After completion of the validation process, but prior to the commercial launch of any products that utilize benzhydrocodone as the API, JMI will manufacture batches of benzhydrocodone at a price to be negotiated. Failure to agree upon this pricing would result in JMI supplying these batches to us free of charge and we would pay JMI an additional royalty payment on such batches. The percentage royalty rate ranges from the low teens at low volumes to the low single digits at higher volumes and is additive to any minimum royalty we may owe JMI on such batch. JMI will manufacture and supply benzhydrocodone at a price equal to JMI's fully allocated manufacturing cost after commercial launch of APADAZ.

We must purchase all our U.S. benzhydrocodone needs from JMI and JMI cannot supply benzhydrocodone to other companies. After the commercial launch of any product that utilizes benzhydrocodone as the API, JMI is required to identify a secondary manufacturing site and qualify and validate that site to produce benzhydrocodone.

The term of the supply agreement extends as long as we hold a valid and enforceable patent for benzhydrocodone or until the tenth anniversary of the commercial launch of any product that utilizes benzhydrocodone as the API, whichever date is later. Upon the expiration of such term, the agreement will automatically renew for a period of two years unless either party provides 12 months' prior notice of its intent not to renew.

Other Third-Party Agreements

Under our March 2012 asset purchase agreement with Shire, Shire has a right of first refusal to acquire, license or commercialize KP415 and KP484. In early 2019, Shire was acquired by Takeda and now holds this right of first refusal.

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415, KP484 or KP879, and any product candidates arising therefrom, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party, the commercialization of KP415, KP484 or KP879 and the portion of any consideration that is attributable to the value of KP415, KP484 or KP879 and paid to us or our stockholders in a change of control transaction.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue. Our commercial revenue, if any, will be derived from sales of APADAZ or any other product candidates for which we obtain regulatory approval. In October 2018, we entered into the License Agreement, with KVK, pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. We also do not know when, if ever, any other product candidate will be commercially available. If KVK fails to successfully commercialize APADAZ or if we are unable to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue would be compromised.

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

The following table summarizes our research and development costs for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Outsourced development costs directly identified to programs:
KP415	$28,798	$10,116
KP484	195	153
APADAZ	4,150	956
Total outsourced development costs directly identified to programs	33,143	11,225
Research and development costs not directly identified to programs:
Personnel costs including cash compensation, benefits and stock-based compensation	6,244	6,069
Facilities costs	473	456
Other costs	1,899	2,843
Total research and development costs not directly identified to programs	8,616	9,368
Total research and development costs	$41,759	$20,593

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

Severance Expense

Severance expense consisted of severance payments and stock-based compensation paid to our former executive vice president, government and public relations who resigned in August 2018. We had no severance expense in 2017, and at this time, we do not expect to incur significant additional severance expense in future periods.

Other (Expense) Income

Other (expense) income consists primarily of non-cash costs associated with fair value adjustments to our derivative and warrant liability and amortization of debt issuance costs and debt discount to interest expense. Other (expense) income also includes interest expense incurred on our outstanding borrowings, as well as, interest and other income consisting primarily of interest earned on investments. Additionally, we recognized a gain on extinguishment of debt for the year ended December 31, 2018, related to the exchange of $9.6 million of principal on the 2021 Notes for Series A Preferred Stock in October 2018. These items are unrelated to our core business and thus are recognized as other (expense) income in our statements of operations.

Income Tax Benefit

Income tax benefit consists of refundable state income tax credits. To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. We have received state income tax credits related to our qualified research activities in Iowa.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Period-to-Period
	2018	2017	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	41,759	20,593	21,166
General and administrative	12,508	12,773	(265)
Severance expense	1,636	—	1,636
Total operating expenses	55,903	33,366	22,537
Loss from operations	(55,903)	(33,366)	(22,537)
Other (expense) income:
Gain on extinguishment of debt	2	—	2
Interest expense related to amortization of debt issuance costs and discount	(1,618)	(1,561)	(57)
Interest expense on principal	(5,469)	(5,776)	307
Fair value adjustment related to derivative and warrant liability	5,976	(3,091)	9,067
Interest and other income, net	420	365	55
Total other (expense) income	(689)	(10,063)	9,374
Loss before income taxes	(56,592)	(43,429)	(13,163)
Income tax benefit	126	43	83
Net loss	$(56,466)	$(43,386)	$(13,080)

Net Loss

Net loss for the year ended December 31, 2018 was $56.5 million, an increase of $13.1 million compared to net loss for the year ended December 31, 2017 of $43.4 million. The increase was primarily attributable to an increase in loss from operations of $22.5 million, partially offset by a change in fair value adjustment of $9.1 million, from non-cash expense in prior period to non-cash income in current period, related changes in the derivative and warrant liability and an increase in net interest expense and other items of $0.4 million.

Research and Development

Research and development expenses increased by $21.2 million, from $20.6 million for the year ended December 31, 2017, to $41.8 million for the year ended December 31, 2018. This increase was primarily attributable to an increase in net third-party research and development costs primarily related to our clinical trials for KP415 and validation costs for APADAZ.

General and Administrative

General and administrative expenses decreased by $0.3 million, from $12.8 million for the year ended December 31, 2017, to $12.5 million for the year ended December 31, 2018. This decrease was primarily attributable to a decrease in general and administrative costs related to overhead.

Severance Expense

Severance expense of $1.6 million was recognized for the year ended December 31, 2018 due to the resignation of our executive vice president, government and public relations in August 2018. Severance expense is comprised of $0.4 million of severance payments and $1.2 million of stock compensation expense related to the acceleration of vesting on certain stock options upon termination. We had no severance expense for the year ended December 31, 2017.

Other (Expense) Income

Other (expense) income decreased by $9.4 million, from expense of $10.1 million for the year ended December 31, 2017, to expense of $0.7 million for the year ended December 31, 2018. This period-to-period decrease in expense was primarily attributable to the change in the fair value adjustment from non-cash expense to non-cash income related to our derivative and warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2018, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our IPO, at-the-market offering and underwritten public offerings. As of December 31, 2018, we had cash and cash equivalents of $18.4 million, restricted cash of $0.7 million and marketable securities of $3.3 million. We completed our IPO in 2015, pursuant to which we received net proceeds, including net proceeds from the underwriters' exercise of their option to purchase additional shares, of $59.9 million, after deducting underwriting discounts and commissions of $4.5 million. In addition, we incurred offering expenses totaling $2.8 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the SEC on October 17, 2016.

In October 2016, we entered into a Common Stock Sales Agreement, or First ATM Agreement, with Cowen. In September 2018, we terminated the First ATM Agreement. Prior to termination of the First ATM Agreement, we sold an aggregate of 762,338 shares of our common stock under the First ATM Agreement resulting in gross proceeds of $4.9 million.

In September 2018, we entered into the Second ATM Agreement with RBCCM under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. The registration statement on Form S-3 contemplated under the Second ATM Agreement includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement. As of February 28, 2019, we have not sold any shares of common stock under the Second ATM Agreement.

In October 2018, we entered into an underwriting agreement with RBCCM pursuant to which we sold 8,333,334 shares of our common stock in an underwritten public offering pursuant to our registration statement on Form S-3. Our net proceeds from the offering were approximately $23.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

In February 2019, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36-month term of the Purchase Agreement, and we shall issue an additional 120,200 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, we also entered into the Registration Rights Agreement, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement.

We have filed a shelf registration statement on Form S-3 with the SEC. After we file this Annual Report on Form 10-K, in order to issue securities under this registration statement, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation will be updated immediately after we file this Annual Report on Form 10-K and we expect that the amount of securities we will be able to sell under the registration statement on Form S-3 thereafter will be approximately $18.5 million, of which we anticipate filing prospectus supplements to register (i) approximately $15.3 million for sales under the Purchase Agreement; and (ii) approximately $3.2 million for sales under our Second ATM Agreement. Based on this calculation, we expect that we will be unable to sell additional securities pursuant to our effective registration statement on Form S-3 for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly.

We have incurred operating losses since our inception and, as of December 31, 2018, had an accumulated deficit of $221.2 million. We anticipate that we will continue to incur operating losses for at least the next several years. Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Convertible Debt

As of December 31, 2018, we had $83.4 million of convertible notes outstanding, consisting of the Deerfield Convertible Note, in the principal amount of $6.7 million and the 2021 Notes, in the aggregate principal amount of $76.7 million.

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

In June 2018, we entered into an amendment to the Deerfield Convertible Note with Deerfield, which, among other things, provided that (i) $3,333,333 of the principal amount, plus $168,288 of accrued interest, of the Deerfield Convertible Note was converted into 598,568 shares of our common stock, with such principal conversion amount being applied against and in full satisfaction of the amortization payment due June 2, 2018; (ii) Deerfield waived specified rights under the Deerfield Facility Agreement with regards to such principal and interest amount; and (iii) specified provisions of the Deerfield Convertible Note were amended as they relate to the delivery of shares of our common stock in connection with any conversion of the Deerfield Convertible Note.

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

The Deerfield Facility Agreement also includes high yield discount obligation protections that go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield facility would qualify as an "applicable high yield discount obligation" under the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification.

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

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, an aggregate of 3,192,334 shares of common stock were issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the option of the holders thereof, provided that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series A Preferred Stock is not redeemable. In the event of our liquidation, dissolution or winding up, the holders of Series A Preferred Stock will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of our assets with holders of common stock on an as-converted basis. With respect to rights upon liquidation, the Series A Preferred Stock ranks senior to the common stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving our organizational documents that materially and adversely affect the holders of Series A Preferred Stock), the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series A Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Certificate of Designation also provides for partial liquidated damages in the event that we fail to timely convert shares of Series A Preferred Stock into common stock in accordance with the Certificate of Designation.

As of February 28, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(54,203)	$(33,100)
Net cash provided by investing activities	33,332	27,412
Net cash provided by (used in) financing activities	28,019	(203)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,148	$(5,891)

Operating Activities

For the year ended December 31, 2018, net cash used in operating activities of $54.2 million consisted of a net loss of $56.5 million, primarily attributable to our spending on research and development programs, and $2.3 million in changes in working capital, partially offset by $4.5 million in adjustments for non-cash items. The changes in working capital consisted of $1.6 million related to an increase in accounts payable and accrued expenses, $0.5 million related to an increase in prepaid expenses and other assets and $0.1 million related to other liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $6.5 million, non-cash interest expense of $2.1 million, amortization of debt issuance costs and debt discount of $1.6 million and $0.3 million related to depreciation, amortization and other items, partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $6.0 million.

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

Investing Activities

For the year ended December 31, 2018, net cash provided by investing activities was $33.3 million, which was primarily attributable to maturities of marketable securities of $33.4 million, partially offset by purchases of property and equipment of $0.1 million.

For the year ended December 31, 2017, net cash provided by investing activities was $27.4 million, which was primarily attributable to maturities of marketable securities of $55.0 million, partially offset by purchases of marketable securities and long-term investments of $27.4 million and purchases of property and equipment of $0.2 million

Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities was $28.0 million. This consisted of proceeds from the issuance of common stock under the underwritten public offering in October 2018, net of commissions, of $23.5 million, proceeds from the issuance of common stock under the First ATM agreement, net of commissions, of $4.8 million and proceeds from the exercise of common stock options of $0.1 million, partially offset by repayment of $0.2 million of obligations under capital lease arrangements and payment of $0.2 million of deferred offering costs.

For the year ended December 31, 2017, net cash used in financing activities was $203,000. Net cash consisted of a repayment of $157,000 of obligations under capital lease arrangements and payment of $50,000 of deferred offering costs; these payments were partially offset by proceeds from exercise of common stock warrants of $4,000.

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless our License Agreement with KVK produces such revenue and/or we obtain regulatory approval of and commercialize one of our product candidates. While we have entered into the License Agreement to commercialize APADAZ in the United States, we cannot guarantee that this, or any commercialization strategy we adopt in the future, will be successful. We also expect to continue to incur additional costs associated with operating as a public company. In addition, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution of our product candidates that achieve regulatory approval. We anticipate that we will need substantial additional funding in connection with our continuing operations.

The auditor's opinion on our audited financial statements for the year ended December 31, 2018, includes an explanatory paragraph stating that our recurring losses, negative operating cash flows and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Based upon our current operating plan, existing cash resources as of December 31, 2018 are expected to be sufficient to fund operating expense and capital investment requirements into, but not through, the third quarter of 2019.

We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from the License Agreement, sales under our Purchase Agreement or Second ATM Agreement or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of products and product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of any of our product or product candidates.

We have filed a shelf registration statement on Form S-3 with the SEC. After we file this Annual Report on Form 10-K, in order to issue securities under this registration statement, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation will be updated immediately after we file this Annual Report on Form 10-K and we expect that the amount of securities we will be able to sell under the registration statement on Form S-3 thereafter will be approximately $18.5 million, of which we have we anticipate filing prospectus supplements to register (i) approximately $15.3 million for sales under the Purchase Agreement; and (ii) approximately $3.2 million for sales under our Second ATM Agreement. Based on this calculation, we expect that we will be unable to sell additional securities pursuant to our effective registration statement on Form S-3 for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly.

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

Our commercial revenue, if any, will be derived from sales of APADAZ for which we receive payment under the License Agreement or other sales of our product candidates and we do not currently know when, if ever, APADAZ or our product candidates will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities or this debt may restrict our ability to operate. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Stock-Based Compensation

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period. Stock-based compensation expense has been reported in our statements of operations as follows (in thousands):

	Year Ended December 31,
	2018	2017
Research and development	$1,608	$1,304
General and administrative	3,651	3,258
Severance expense	1,236	—
Total stock-based compensation expense	$6,495	$4,562

Determination of the Fair Value of Stock-Based Compensation Grants

We calculate the fair value of stock-based compensation arrangements using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

●

historically we have not had sufficient experience to estimate the volatility of our common stock. As such, we calculated the expected volatility based on reported data for selected similar publicly traded companies for which the historical information is available, or peer volatility, and blended it with our historical volatility, or leverage-adjusted peer volatility. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. We utilized this leverage-adjusted peer volatility for grants prior to the IPO, as well as grants within the two-year period immediately following the IPO. For grants after the second anniversary of the IPO we utilized our historical volatility to determine the expected volatility;

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

We account for stock-based compensation arrangements with directors and consultants that contain only service conditions for vesting using a fair value approach. The grant date fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. For consultant and other non-employee options subject to vesting, the compensation costs of these arrangements are subject to re-measurement over the vesting period.

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the periods indicated:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.43% - 2.91%	1.88% - 2.26%
Expected term (in years)	5.50 - 6.79	5.12 - 7.00
Expected volatility	83.10% - 85.05%	85.35% - 95.08%
Expected dividend yield	0%	0%

Based upon the stock price of $1.78 per share, which is the last sale price of our common stock reported on The NASDAQ Global Market as of December 31, 2018 outstanding options to purchase shares of our common stock as of December 31, 2018 had no intrinsic value; and the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of December 31, 2017, was $472,000, of which $29,000 related to vested options and $443,000 related to unvested options.

Determination of Exercise Price of Stock Options after Our IPO

After completion of our IPO, management and the board of directors have relied on the closing sale price of our common stock as reported on The NASDAQ Global Market on the date of grant to determine the exercise price of stock options.

Fair Value of Financial Instruments

We have common stock warrants issued to Deerfield, put options embedded within those Deerfield warrants, fundamental change and make-whole interest provisions embedded within our convertible notes, a conversion feature within the Deerfield Convertible Note and a common stock warrant issued to KVK that meet the definition of derivative financial instruments and are accounted for as derivatives. The fair value of the common stock warrants issued to Deerfield, put options embedded within those Deerfield warrants, fundamental change and make-whole interest provisions embedded within our convertible notes and the conversion feature within the Deerfield Convertible Note are based on Monte Carlo simulations, while the common stock warrant issued to KVK is valued using a probability-weighted Black-Scholes option pricing model. These derivatives are fair valued at each reporting period.

The derivative liability for the Deerfield common stock warrants was $1.6 million and $5.1 million at December 31, 2018 and 2017, respectively. The derivative liability for the put options embedded within the Deerfield common stock warrants was $0.2 million and $0.4 million at December 31, 2018 and 2017, respectively. The derivative liability for the fundamental change and make-whole interest provisions embedded within our convertible notes had no value and was $14,000 at December 31, 2018 and 2017, respectively. The conversion feature within the Deerfield Convertible Note was $0.1 million and $2.2 million at December 31, 2018 and 2017, respectively. The derivative liability for the KVK common stock warrant was $0.3 million at December 31, 2018 and had no value as of December 31, 2017 since the KVK common stock warrant was issued in October 2018. A 10% increase in the enterprise value would result in an increase of $0.2 million in the estimated fair value of the Deerfield common stock warrants, an increase of $19,000 in the estimated fair value of the put options embedded within the Deerfield common stock warrants, no change in the estimated fair value of the fundamental change and make-whole interest provisions embedded within our convertible notes, an increase of $29,000 million in the estimated fair value of the conversion feature within the Deerfield Convertible Note and an increase of $37,000 in the estimated fair value of the KVK common stock warrant at December 31, 2018.

Upon exercise of the warrants, we will adjust the associated derivative liability to fair value with any changes recorded in other (expense) income. At such time, such derivative liability will also be reclassified to additional paid-in capital, and no further revaluations will be necessary.

Utilization of Net Operating Loss Carryforwards and Research and Development Credits

As of December 31, 2018, we had federal net operating loss, or NOL, carryforwards of approximately $138.1 million with expiration dates from 2027 to 2037 and $56.1 million with no expiration. We also had research and development credit carryforwards of $3.8 million with expiration dates ranging from 2027 to 2037 and $1.9 million with no expiration.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance codified in Accounting Standards Codification, or ASC, Topic 606, Revenue Recognition—Revenue from Contracts with Customers, or ASC 606, which amended the guidance in former ASC 605, Revenue Recognition, and became effective January 1, 2018. This guidance did not have a material impact on our financial statements and disclosures upon adoption since we were are not generating revenue at this time.

In January 2016, the FASB issued Accounting Standards Update, or ASU, 2016-01, Financial Instruments Overall – Recognition and Measurement of Financial Assets and Liabilities (Topic 825-10), or ASU 2016-01, which provides several updates related to Topic 825-10. This update applies to all entities that hold financial assets or owe financial liabilities. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on our financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leases. We lease office space and laboratory facilities under non-cancelable operating leases. In addition, we lease various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as capital leases. We will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the statements of operations on a straight-line basis over the lease term. We estimate the adoption of this new standard to result in the recognition of total right-of-use assets and total lease liabilities of approximately $3.0 million on our balance sheet as of January 1, 2019.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230), or ASU 2016-15, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update applies to all entities that are required to present a statement of cash flows under Topic 230. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 did not have a material impact on our financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting, or ASU 2017-09, which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This update applies to any entity that changes the terms or conditions of a stock-based payment award. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2017-09 did not have a material impact on our financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, or ASU 2017-11, which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2017-11 will not material effect on our financial statements and disclosures upon adoption.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 820) – Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This update applies to all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not currently expect the adoption of ASU 2018-07 to have a material impact on our financial statements and disclosures

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the FASB finalized on August 28, 2018, including the consideration of costs and benefits. This update applies to all entities that are required, under existing U.S. generally accepted accounting principles, to make disclosures about recurring or nonrecurring fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of the adoption of ASU 2018-13 on our financial statements and disclosures.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled "Internal Control – Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018, the end of our most recent fiscal year.

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

The information required by this Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 annual meeting of stockholders, or the proxy statement, and, is incorporated herein by reference.

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

The information required by this Item 14 will be set forth under the proposal with the heading “Ratification of Selection of Independent Registered Public Accounting Firm” in the proxy statement and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of KemPharm, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KemPharm, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has recurring losses from operations, negative operating cash flows, and a stockholders’ deficit and its existing cash and cash equivalents, restricted cash and marketable securities are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Orlando, Florida

March 1, 2019

KEMPHARM, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$18,409	$10,871
Marketable securities	3,260	31,358
Trade date receivables	—	2,005
Prepaid expenses and other current assets	2,052	1,662
Total current assets	23,721	45,896
Property and equipment, net	1,753	2,004
Long-term investments	—	3,250
Restricted cash	710	1,100
Other long-term assets	562	206
Total assets	$26,746	$52,456

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$8,342	$7,875
Current portion of convertible notes	3,333	3,333
Current portion of capital lease obligation	214	189
Other current liabilities	115	112
Total current liabilities	12,004	11,509
Convertible notes, less current portion, net	78,105	89,398
Derivative and warrant liability	2,118	7,709
Capital lease obligation, less current portion	396	562
Other long-term liabilities	689	794
Total liabilities	93,312	109,972

Commitments and contingencies (Note G)

Stockholders' deficit:
Preferred stock:
Series A convertible preferred stock, $0.0001 par value, 9,578 shares authorized, 9,577 shares issued and 3,337 shares outstanding as of December 31, 2018; no shares authorized, issued or outstanding as of December 31, 2017	—	—
Undesignated preferred stock, $0.0001 par value, 9,990,422 shares authorized, no shares issued or outstanding as of December 31, 2018; 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2017	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 26,455,352 shares issued and outstanding as of December 31, 2018; 14,657,430 shares issued and outstanding as of December 31, 2017	3	1
Additional paid-in capital	154,623	107,209
Accumulated deficit	(221,192)	(164,726)
Total stockholders' deficit	(66,566)	(57,516)
Total liabilities and stockholders' deficit	$26,746	$52,456

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year ended December 31,
	2018	2017
Revenue	$—	$—
Operating expenses:
Research and development	41,759	20,593
General and administrative	12,508	12,773
Severance expense	1,636	—
Total operating expenses	55,903	33,366
Loss from operations	(55,903)	(33,366)
Other (expense) income:
Gain on extinguishment of debt	2	—
Interest expense related to amortization of debt issuance costs and discount	(1,618)	(1,561)
Interest expense on principal	(5,469)	(5,776)
Fair value adjustment related to derivative and warrant liability	5,976	(3,091)
Interest and other income, net	420	365
Total other (expense) income	(689)	(10,063)
Loss before income taxes	(56,592)	(43,429)
Income tax benefit	126	43
Net loss	$(56,466)	$(43,386)

Net loss per share:
Basic and diluted	$(3.15)	$(2.96)

Weighted average number of shares of common stock outstanding:
Basic and diluted	17,930,023	14,652,898

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock
	Series A
	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2017	$—	$—	$1	$102,643	$(121,340)	$(18,696)
Net loss	—	—	—	—	(43,386)	(43,386)
Stock-based compensation expense	—	—	—	4,562	—	4,562
Exercise of stock options and warrants	—	—	—	4	—	4
Balance as of December 31, 2017	$—	$—	$1	$107,209	$(164,726)	$(57,516)
Net loss	—	—	—	—	(56,466)	(56,466)
Stock-based compensation expense	—	—	—	6,495	—	6,495
Issuance of common stock in connection with ATM, net of commissions	—	—	1	4,827	—	4,828
Offering expenses charged to equity	—	—	—	(554)	—	(554)
Conversion of principal and interest on Deerfield Convertible Note	—	—	—	3,502	—	3,502
Exercise of stock options	—	—	—	68	—	68
Issuance of common stock in connection with underwritten public offering, net of commissions	—	—	1	23,499	—	23,500
Conversion of principal on 2021 Notes	—	—	—	9,577	—	9,577
Balance as of December 31, 2018	$—	$—	$3	$154,623	$(221,192)	$(66,566)

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(56,466)	$(43,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(2)	—
Write-off of deferred offering costs	—	60
Stock-based compensation expense	6,495	4,562
Non-cash interest expense	2,089	2,222
Amortization of debt issuance costs and debt discount	1,618	1,561
Depreciation and amortization expense	324	336
Fair value adjustment related to derivative and warrant liability	(5,976)	3,091
Loss on sublease and disposal of fixed assets	—	104
Change in assets and liabilities:
Prepaid expenses and other assets	(548)	(926)
Accounts payable and accrued expenses	(1,635)	(801)
Other liabilities	(102)	77
Net cash used in operating activities	(54,203)	(33,100)

Cash flows from investing activities:
Purchases of property and equipment	(21)	(181)
Purchases of marketable securities and long-term investments	—	(27,378)
Maturities and sales of marketable securities	33,353	54,971
Net cash provided by investing activities	33,332	27,412

Cash flows from financing activities:
Proceeds from underwritten public offering, net of commissions	23,500	—
Proceeds from at-the-market offering, net of commissions	4,828	—
Repayment of obligations under capital lease	(193)	(157)
Payment of deferred offering costs	(184)	(50)
Proceeds from exercise of common stock options and warrants	68	4
Net cash provided by (used in) financing activities	28,019	(203)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,148	(5,891)
Cash, cash equivalents and restricted cash, beginning of year	11,971	17,862
Cash, cash equivalents and restricted cash, end of year	$19,119	$11,971

Supplemental cash flow information:
Cash paid for interest	$5,593	$5,717
Trade date receivables	—	2,005
Deerfield Convertible Note principal and interest converted to common stock	3,502	—
2021 Notes principal converted to preferred stock	9,577	—
Property and equipment financed under a lease agreement	52	284
Property and equipment included in accounts payable and accrued expenses	—	3
Deferred offering costs included in accounts payable and accrued expenses	181	—

See accompanying notes to financial statements

KEMPHARM, INC.

NOTES TO FINANCIAL STATEMENTS

A.	Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through its proprietary Ligand Activated Therapy ("LAT") technology. The Company utilizes its proprietary LAT technology to generate improved prodrug versions of U.S. Food and Drug Administration (the "FDA") approved drugs as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. The Company's product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder ("ADHD") and stimulant use disorder ("SUD"). The Company was formed and incorporated in Iowa on October 30, 2006 and reorganized in Delaware on May 30, 2014.

Going Concern

The financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring losses from operations, negative operating cash flows and has a stockholders' deficit and its existing cash and cash equivalents, restricted cash and marketable securities are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from date these financial statements are issued. The Company also has an accumulated deficit as of  December 31, 2018. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations. The Company's ability to continue as a going concern may require additional financing to fund operations. The perception of the Company's inability to continue as a going concern may make it more difficult to obtain financing for the continuation of operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to the Company on acceptable terms, or at all.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these financial statements are issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows and additional financing.

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents and marketable securities, as well as, financing through the Company's active registration statement on Form S-3 covering the sale of up to $150.0 million of the Company's common stock, preferred stock, and debt and/or warrants. As of December 31, 2018, the Company had approximately $120.1 million available under its Form S-3 registration statement, of which, $50.0 million was covered under a prospectus supplement related to Second ATM Agreement (as defined below). After the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), in order to issue securities under registration statement, it must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that it may sell pursuant to the registration statement during any twelve-month period. At the time it sells securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities it has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of its outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation will be updated immediately after the Company’s files the Annual Report and the Company expects that the amount of securities it will be able to sell under the registration statement on Form S-3 thereafter will be approximately $18.5 million, of which it anticipates filing prospectus supplements to register (i) approximately $15.3 million for sales under the Purchase Agreement (as defined below); and (ii) approximately $3.2 million for sales under our Second ATM Agreement (as defined below). Based on this calculation, the Company expects it will be unable to sell additional securities pursuant to its effective registration statement on Form S-3 for a period of twelve months, unless and until the market value of its outstanding common stock held by non-affiliates increases significantly.

As discussed below, the Company sold shares of its common stock through an at-the-market offering and an underwritten public offering which resulted in gross proceeds of $4.9 million and $25.0 million, respectively.

Entry into First ATM Agreement

On October 3, 2016, the Company entered into a Common Stock Sales Agreement (the “First ATM Agreement”) with Cowen and Company, LLC (“Cowen”). The First ATM Agreement was terminated on September 14, 2018. Prior to termination of the First ATM Agreement, the Company sold an aggregate of 762,338 shares of common stock under the First ATM Agreement resulting in gross proceeds to the Company of $4.9 million. The Company paid Cowen a commission of up to three percent (3.0%) of the gross sales proceeds for such sales of common stock. Pursuant to the terms of the First ATM Agreement, specified obligations of the parties, including the Company’s indemnification obligations to Cowen, survive the termination of the First ATM Agreement.

Entry into Second ATM Agreement

On September 4, 2018, the Company entered into a Common Stock Sales Agreement (the “Second ATM Agreement”) with RBC Capital Markets, LLC (“RBCCM”) under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as its sales agent. The Company’s registration statement on Form S-3 contemplated under the Second ATM Agreement was declared effective by the SEC on October 17, 2016. The registration statement on Form S-3 includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement, but as noted above the Company anticipates that due to the limitations of Instruction I.B.6 of Form S-3 it will file a prospectus supplement reducing this offering to approximately $3.2 million.

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

The Company is not obligated to make any sales of common stock under the Second ATM Agreement. The offering of shares of common stock pursuant to the Second ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Second ATM Agreement, or (ii) termination of the Second ATM Agreement in accordance with its terms. As of December 31, 2018, the Company has not sold any shares of common stock under the Second ATM Agreement.

Underwritten Public Offering

On October 5, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with RBCCM, pursuant to which, on October 10, 2018, the Company sold 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to the Company's registration statement on Form S-3, filed with the SEC on October 17, 2016, and a related prospectus and prospectus supplement, filed with the SEC on October 17, 2016 and October 5, 2018, respectively. The offering price to the public was $3.00 per share. The Company’s net proceeds from the offering were approximately $23.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Entry into Purchase Agreement

On February 28, 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of common stock from time to time over the 36-month term of the Purchase Agreement, and the Company shall issue an additional 120,200 shares of common stock to Lincoln Park as commitment shares under the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement.

The Company is not obligated to make any future sales of common stock under the Purchase Agreement, and while it has yet to make any sales under the Purchase Agreement, it is obligated to issue 120,200 commitment shares to Lincoln Park upon satisfaction of the closing conditions contained in the Purchase Agreement.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying values, an impairment loss is recorded for the difference between the carrying values and fair values of the asset. No such impairment occurred for the years ended December 31, 2018 or 2017.

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

The Company enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with the applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of the service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of the accrued expenses as of each balance sheet date based on the facts and circumstances known. The Company periodically confirms the accuracy of the estimates with the service providers and make adjustments, if necessary.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2018 and 2017.

The Company files income tax returns in the United States for federal and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years prior to 2014, although carryforward attributes that were generated prior to 2014  may still be adjusted upon examination by the Internal Revenue Service if used in a future period. No income tax returns are currently under examination by taxing authorities.

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

Basic and Diluted Net Loss per Share of Common Stock

The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s convertible preferred stock are entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders and, as a result, are considered participating securities.

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment. All assets of the Company were held in the United States as of December 31, 2018 and 2017.

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

In May 2014, the FASB issued guidance codified in ASC Topic 606, Revenue Recognition—Revenue from Contracts with Customers ("ASC 606"), which amended the guidance in former ASC 605, Revenue Recognition, and became effective January 1, 2018. This guidance did not have a material impact on the Company's financial statements and disclosures upon adoption since the Company is not generating revenue at this time.

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

Application of New or Revised Accounting Standards—Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leases. The Company leases office space and laboratory facilities under non-cancelable operating leases. In addition, the Company leases various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as capital leases. The Company will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward its historical lease classification and its assessment on whether a contract is or contains a lease for any leases that exist prior to adoption of the new standard. The Company will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the statements of operations on a straight-line basis over the lease term. The Company estimates the adoption of this new standard to result in the recognition of total right-of-use assets and total lease liabilities of approximately $3.0 million on the balance sheet as of January 1, 2019.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"), which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of ASU 2017-11 to have a material impact on the Company's financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 820) – Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This update applies to all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect the adoption of ASU 2018-07 to have a material impact on the Company's financial statements and disclosures.

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

C.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid insurance	$224	$202
Other receivables	140	76
Other prepaid expenses and current assets	1,688	1,384
Total prepaid expenses and other current assets	$2,052	$1,662

D.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$1,035	$983
Furniture and office equipment	655	655
Computers and hardware	299	292
Leasehold improvements	1,017	1,003
Total property and equipment	3,006	2,933
Less: accumulated depreciation and amortization	(1,253)	(929)
Property and equipment, net	$1,753	$2,004

The Company leases various equipment and leasehold improvements under capital lease agreements. The assets under capital leases are included in property and equipment as follows (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$418	$366
Furniture and office equipment	541	541
Leasehold improvements	59	59
Total property and equipment financed under a capital lease agreement	1,018	966
Less: accumulated depreciation and amortization	(272)	(150)
Property and equipment financed under a capital lease agreement, net	$746	$816

The estimated useful lives of property and equipment are as follows:

Useful Life
Asset Category	(in years)
Laboratory equipment	10
Furniture and office equipment	5 - 10
Computers and hardware	3 - 7
Leasehold improvements	9

Depreciation and amortization expense, including amounts pertaining to assets held under capital leases, was approximately $324,000 and $336,000 for the years ended December 31, 2018 and 2017, respectively.

E.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Accrued interest	$1,921	$2,222
Accrued banking fees	700	700
Accrued severance	193	—
Accrued payroll	731	1,118
Accounts payable	3,715	2,177
Other accrued expenses	1,082	1,658
Total accounts payable and accrued expenses	$8,342	$7,875

F.	Debt Obligations

Deerfield Facility Agreement

On June 2, 2014, the Company entered into a $60 million facility agreement (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). The first payment to the Company under the terms of the Deerfield Facility Agreement consisted of a term loan of $15 million (the “Term Notes”) and a senior secured loan of $10 million (the “Deerfield Convertible Note”). As of June 30, 2016, Deerfield is no longer obligated to provide the Company any additional disbursements under the Deerfield Facility Agreement. All loans issued under the Deerfield Facility Agreement bear interest at 9.75% per annum. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Note into shares of the Company’s common stock at an initial conversion price of $5.85 per share (the "Deerfield Note Conversion Feature").

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the net loss per share calculation (Note N). If a Major Transaction occurs, as defined below, Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Warrant Put Option”). A Major Transaction is (i) a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or other similar event; (ii) the sale or transfer in one transaction or a series of related transactions of all or substantially all of the assets of the Company; (iii) a third-party purchase, tender or exchange offer made to the holders of outstanding shares, such that following such purchase, tender or exchange offer a change of control has occurred; (iv) the liquidation, bankruptcy, insolvency, dissolution or winding-up affecting the Company; (v) the shares of the Company’s common stock cease to be listed on any eligible market; and (vi) at any time, the shares of the Company’s common stock cease to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Company must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Facility Agreement on the fourth and fifth anniversaries of the Deerfield Facility Agreement. The Company is then also obligated to repay the balance of the outstanding principal amount on February 14, 2020. The Company prepaid all outstanding interest and principal on the Term Notes in February 2016. The outstanding principal amount due on the fourth anniversary of the Deerfield Facility Agreement and the related accrued but unpaid interest as of such date was converted in common stock of the Company in accordance with the provisions of the Deerfield Convertible Note, as amended. Refer to the section entitled "Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note" below.

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

First Amendment to Facility Agreement, Senior Secured Convertible Note and Warrant

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

The 2021 Notes were issued pursuant to an Indenture, dated as of February 9, 2016 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the "Trustee"). Interest on the 2021 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2016, at a rate of 5.50% per year. The 2021 Notes mature on February 1, 2021 unless earlier converted or repurchased. The 2021 Notes are not redeemable prior to the maturity date, and no sinking fund is provided for the 2021 Notes.

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

Refer to the section entitled Exchange Agreement below for a further discussion of an exchange of a certain portion of the 2021 Notes for shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock").

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

Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note

On June 11, 2018, the Company entered into the Facility Agreement Waiver and Fifth Amendment (the "Fifth Amendment") to the Deerfield Convertible Note with Deerfield. The Fifth Amendment, among other things, provided that (i) $3,333,333 of the principal amount, plus $168,288 of accrued interest, of the Deerfield Convertible Note was converted into 598,568 shares of the Company’s common stock, with such principal conversion amount being applied against and in full satisfaction of the amortization payment due June 2, 2018; (ii) Deerfield waived specified rights under the Deerfield Facility Agreement with regards to such principal and interest amount; and (iii) specified provisions of the Deerfield Convertible Note were amended as they relate to the delivery of shares of the Company’s common stock in connection with any conversion of the Deerfield Convertible Note.

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

First Supplemental Indenture, Sixth Amendment to Deerfield Convertible Note and Fifth Amendment to Deerfield Warrant

On November 20, 2018, the Company entered into a First Supplemental Indenture (the “Supplemental Indenture”) with the Trustee, to the Indenture, relating to the 2021 Notes. Pursuant to the Supplemental Indenture, the Indenture was amended to allow each Holder (as defined in the Indenture) or any beneficial holder of any 2021 Notes to, at its option, elect a limit on beneficial ownership as to such Holder or beneficial owner (but not as to any other Holder or beneficial owner) that is less than or equal to the 9.985% Cap (as defined in the Indenture) or any other limit previously elected and then applicable to such Holder or beneficial owner upon written notice delivered to the Company at least three (3) business days prior to the date of effectiveness of such beneficial ownership limit (or such shorter period as may be agreed upon by the Company), specifying the percentage of shares of the Company’s common stock outstanding for the beneficial ownership limit that shall apply to such Holder or beneficial owner.

Also on November 20, 2018, in connection with entering into the Supplemental Indenture, the Company entered into an amendment (the “Sixth Amendment”) with Deerfield to the Deerfield Convertible Note and Deerfield Warrant. The Sixth Amendment, among other things, lowers the beneficial ownership limit under both the Deerfield Convertible Note and Deerfield Warrant to 4.985% of the Company’s outstanding common stock. The Sixth Amendment also includes a notice from Deerfield that it has elected to lower the beneficial ownership limit under the 2021 Notes, as to Deerfield and its affiliates, to 4.985%.

Seventh Amendment to Deerfield Convertible Note and Sixth Amendment to Deerfield Warrant

On February 28, 2019, in connection with entering into the Purchase Agreement, the Company entered into an amendment (the “Seventh Amendment”), with Deerfield to the Deerfield Convertible Note and Deerfield Warrant. The Seventh Amendment, among other things, clarified that the anti-dilution protections contained in the Deerfield Convertible Note and Deerfield Warrant would not apply to sales made under the Purchase Agreement or Second ATM Agreement. The Seventh Amendment also includes a waiver from Deerfield regarding any rights it may have under the Company’s amended and restated investor rights agreement in connection with the Registration Rights Agreement.

Except as modified by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment and Seventh Amendment, all terms and conditions of the Deerfield Facility Agreement, Deerfield Warrant and Deerfield Convertible Note remained in full force and effect.

Convertible Notes

Future minimum principal payments under convertible notes as of December 31, 2018, were as follows (in thousands):

Convertible
Year Ending December 31,	Notes
2019	3,333
2020	3,334
2021	76,673
Total minimum principal payments	83,340
Less: debt issuance costs and discount	(1,902)
Convertible notes, net	$81,438

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. As of December 31, 2018 and 2017, the Company had unused letters of credit in the amount of $0.4 million. The line of credit had a maturity date of January 31, 2018. On January 31, 2018, the line of credit was renewed for an additional two year term and will now mature on  January 31, 2020. As of  December 31, 2018 and 2017, the Company had no outstanding balances under the line of credit. The Line of Credit Agreement is collateralized by a restricted money market account, equal to the total amount of the letters of credit outstanding which are supported by the line of credit. The money market account is reported as restricted cash on the balance sheets. The line of credit contains no financial covenants. Borrowings under the Line of Credit Agreement carry interest at a rate equal to the 1-month London Interbank Offered Rate plus 2.00% per annum. The interest rate under the Line of Credit Agreement was 4.35%, as of December 31, 2018.

G.	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of December 31, 2018 and 2017, no accruals have been made related to commitments and contingencies.

Lease Agreements

Florida

The Company leases office space in Florida, comprised of two contiguous office suites, under non-cancelable operating leases, which expire in August 2025 and February 2026, as to each space respectively, and include the right to extend the term of the leases for two successive five-year terms upon expiration.

Iowa

The Company leases office and laboratory facilities in Iowa under a non-cancelable operating lease. The Company’s lease for its Iowa facilities expires in September 2019 and includes a renewal option that could extend the lease for successive one-year terms upon expiration.

Virginia

The Company leases office and laboratory facilities in Virginia under a non-cancelable operating lease. The Company’s lease for its Virginia facilities expires in August 2019.

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

Capital Lease

The Company leases various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as capital leases and that require ongoing payments, including interest expense. The capital leases are financed through various financial institutions and are collateralized by the underlying assets. As of December 31, 2018 and 2017, the interest rates for assets under remaining capital leases range from 7.19% to 9.57%.

Rent expense for non-cancelable operating leases was $0.7 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2018, were as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases
2019	$254	$714
2020	251	499
2021	163	449
2022	11	461
2023	—	472
Thereafter	—	903
Total minimum lease payments	679	$3,498
Less: amounts representing interest	(69)
Total minimum capital lease principal payments	$610

H.	Supply Arrangement

As of December 31, 2018 and 2017, the Company has one manufacturing arrangement that involves potential future expenditures related to research and development.

In November 2009, the Company entered into a supply agreement (the “Supply Agreement”) with Johnson Matthey Inc. (“JMI”) whereby JMI has agreed to supply the Company with all of the benzhydrocodone necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process optimization and development services for benzhydrocodone. The Company’s FDA-approved drug, APADAZ, contains benzhydrocodone. Expense of $3.6 million was recorded under this agreement for the year ended December 31, 2018. No expense was recorded under this agreement for the year ended December 31, 2017. The Company must purchase all of its U.S. benzhydrocodone needs from JMI and JMI cannot supply benzhydrocodone to other companies. The term of the Supply Agreement extends as long as the Company holds a valid and enforceable patent for benzhydrocodone or until the tenth anniversary of a commercial launch of a FDA-approved drug incorporating benzhydrocodone, whichever date is later. Upon the expiration of such term, the agreement will automatically renew for a period of two years unless either party provides 12 months prior notice of its intent not to renew. Under the agreement, JMI will receive a tiered-based royalty share on the net sales on the commercial sale of a FDA-approved drug incorporating benzhydrocodone. No reliable estimate of the future payments can be made at this time.

I.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of December 31, 2018, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 9,577 shares of which were issued in the fiscal year ended December 31, 2018 and 3,337 shares of which were outstanding at year-end. As of December 31, 2017, the Company had 10,000,000 shares of authorized and undesignated preferred stock.

On October 5, 2018, the Company entered into the Exchange Agreement. Under the Exchange Agreement the Company issued to the Holders 9,577 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, there were an aggregate of 3,192,334 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below). The Series A Preferred Stock is convertible at any time at the option of the Holders, provided that the Holders are prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of the Company's common stock then issued and outstanding. The Series A Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share of Series A Preferred Stock, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock on an as-converted basis. With respect to rights upon liquidation, the Series A Preferred Stock ranks senior to the common stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series A Preferred Stock), the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that the holders of Series A Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Certificate of Designation also provides for partial liquidated damages in the event that the Company fails to timely convert shares of Series A Preferred Stock into common stock in accordance with the Certificate of Designation. As of February 28, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

As of February 28, 2019, the Company has 3,337 shares of Series A Preferred Stock outstanding, which are convertible into 1,112,334 shares of common stock. Refer to Note F for a further discussion over the Exchange Agreement.

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

Authorized, Issued, and Outstanding Common Shares

As of December 31, 2018 and 2017, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 26,455,352 and 14,657,430 shares of common stock were issued and outstanding as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, the Company had reserved authorized shares of common stock for future issuance as follows:

	December 31,
	2018	2017
Conversion of Deerfield Convertible Note	1,167,607	1,751,410
Conversion of 2021 Notes	4,481,182	5,040,914
Outstanding awards under equity incentive plans	3,704,755	2,853,924
Outstanding common stock warrants	2,527,763	2,027,763
Conversion of Series A Convertible Preferred Stock	1,112,334	—
Possible future issuances under equity incentive plans	648,272	944,700
Total common shares reserved for future issuance	13,641,913	12,618,711

Common Stock Activity

The following table summarizes common stock activity for the years ended December 31, 2018 and 2017:

Shares of
Common Stock
Balance as of January 1, 2017	14,646,982
Common stock warrants exercised	698
Common stock options exercised	9,750
Balance as of December 31, 2017	14,657,430
Common stock sold under First ATM Agreement	762,338
Common stock issued as a result of Deerfield Convertible Note principal and interest conversion	598,568
Common stock options exercised	23,682
Common stock sold under underwritten public offering	8,333,334
Common stock issued as a result of Series A Convertible Preferred Stock conversion	2,080,000
Balance as of December 31, 2018	26,455,352

On September 4, 2018, the Company terminated the First ATM Agreement with Cowen. Prior to termination of the First ATM Agreement, the Company sold an aggregate of 762,338 shares of common stock under the First ATM Agreement resulting in gross proceeds to the Company of $4.9 million. As of February 28, 2019, the Company has not sold any shares of common stock under the Second ATM Agreement. Refer to Note A for a further discussion of the First and Second ATM Agreements.

On October 5, 2018, the Company entered into an underwriting agreement with RBCCM pursuant to which the Company issued and sold 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to the Company's registration statement on Form S-3. Refer to Note A for a further discussion of the underwritten public offering.

Also on October 5, 2018, the Company entered into the Exchange Agreement pursuant to which the Company issued to the Holders 9,577 shares of Series A Preferred Stock. As of February 28, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock. Refer to Note F for a further discussion of the Exchange Agreement.

Warrants

The Company calculates the fair value of common stock warrants (other than the KVK Warrant, as defined below) using a Monte Carlo simulation. There were warrants exercised for an aggregate of 698 shares of common stock during the year ended December 31, 2017. No warrants were exercised during the year ended December 31, 2018. From 2008 through 2012, the Company issued warrants to purchase 595,920 shares of common stock in its private placement offerings of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock (the “Underwriter Warrants”) and for leasing laboratory space. The Company accounted for the Underwriter Warrants as a derivative liability, which is adjusted to fair value at each reporting period, with the change in fair value recorded as fair value adjustment in the statements of operations. The last of the Underwriter Warrants expired on the second anniversary of the Company's IPO in the second quarter of 2017.

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

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the statement of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a reduction in contract asset in the balance sheet.

K.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 4,018,480 as of December 31, 2018. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2019, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,058,214 shares.

During the years ended December 31, 2018 and 2017, stock options to acquire 23,682 and 9,750 shares of common stock were exercised for approximately $68,000 and $7,000 with an intrinsic value of approximately $69,000 and $32,000, respectively.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Year Ended December 31,
	2018	2017
Research and development	$1,608	$1,304
General and administrative	3,651	3,258
Severance expense	1,236	—
Total stock-based compensation expense	$6,495	$4,562

Stock Option Awards

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the option, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the option. The expected term represents the period of time the stock options are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term for its “plain vanilla” stock options. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Some options, for example those that have exercise prices in excess of the fair value of the underlying stock, are not considered “plain vanilla” stock options. For these options, the Company uses an expected term equal to the contractual term of the option. Expected volatility for options granted prior to the second anniversary of the IPO is based on a blend of historical volatilities for publicly traded stock of comparable companies and the Company over the estimated expected term of the stock options. For options granted after the second anniversary of the IPO, expected volatility is based on the Company's historical volatility over the estimated expected term of the stock options. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends.

The Company recognizes compensation expense related to stock-based payment transactions upon satisfaction of the requisite service or vesting requirements. Forfeitures are estimated at the time of grant and revised based on actual forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Using the Black-Scholes option-pricing model, the weighted-average fair value of awards granted during the years ended December 31, 2018 and 2017, fair value was $4.05 and $2.77 per share, respectively. The assumptions used to estimate fair value are as follows:

	December 31,
	2018	2017
Risk-free interest rate	2.43% - 2.91%	1.88% - 2.26%
Expected term (in years)	5.50 - 6.79	5.12 - 7.00
Expected volatility	83.10% - 85.05%	85.35% - 95.08%
Expected dividend yield	0%	0%

The activity under the Incentive Stock Plan and the 2014 Plan for the year ended December 31, 2018, is summarized as follows:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding balance as of January 1, 2018	2,853,924	$10.50	7.90	$471,539
Granted	898,000	$5.54
Exercised	(23,682)	$3.15
Canceled or forfeited	(20,821)	$10.63
Expired	(2,666)	$3.00
Outstanding balance as of December 31, 2018	3,704,755	$9.35	7.48	$—
Exercisable as of December 31, 2018	1,837,582	$11.56	6.67	$—
Vested and expected to vest as of December 31, 2018	3,656,474	$9.40	7.47	$—

Information regarding currently outstanding and exercisable options as of December 31, 2018, is as follows:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
	Number of	Remaining Contractual	Number of	Remaining Contractual
Exercise Price	Shares	Term (in years)	Shares	Term (in years)
$2.75 to $5.00	1,024,995	7.89	390,244	7.59
$5.01 to $10.00	1,256,427	7.85	437,527	5.50
$10.01 to $15.00	471,833	6.94	285,249	6.85
$15.01 to $20.00	603,700	6.89	463,712	6.88
$20.01 to $22.12	347,800	6.68	260,850	6.68
	3,704,755	7.48	1,837,582	6.67

The total fair value of stock options vested during the years ended December 31, 2018 and 2017, was $5.9 million and $4.1 million, respectively.

Unvested stock options as of December 31, 2018 and 2017, were as follows:

	Number of Unvested Shares
	December 31,
Exercise Price	2018	2017
$2.75 to $5.00	634,751	979,000
$5.01 to $10.00	818,900	21,301
$10.01 to $15.00	186,584	282,542
$15.01 to $20.00	139,988	352,789
$20.01 to $22.12	86,950	173,900
Total number of unvested shares	1,867,173	1,809,532

As of December 31, 2018, there was $6.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Stock Plan and 2014 Plan. That compensation cost is expected to be recognized over a weighted-average period of 1.84 years.

There was no stock-based compensation expense related to performance-based awards recognized during the years ended December 31, 2018 or 2017.

L.	Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

The fair value of the Deerfield Convertible Note was $6.2 million and $11.0 million, respectively, as of December 31, 2018 and 2017. The fair value of the 2021 Notes was $51.2 million and $51.9 million, respectively, as of December 31, 2018 and 2017. Both the Deerfield Convertible Note and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note and 2021 Notes as of  December 31, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2018 and 2017 (in thousands):

		Quoted Prices in		Significant
	Balance as of	Active Markets	Significant Other	Unobservable
	December 31,	for Identical Assets	Observable Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Deerfield Warrant liability	$1,557	$—	$—	$1,557
Embedded Warrant Put Option	154	—	—	154
Fundamental change and make-whole interest provisions embedded in 2021 Notes	—	—	—	—
Deerfield Note Conversion Feature	134	—	—	134
KVK Warrant liability	273	—	273	—
Total liabilities	$2,118	$—	$273	$1,845
Trading securities:
Certificates of deposit	246	246	—	—
U.S. Treasury securities	3,014	3,014	—	—
Total assets	$3,260	$3,260	$—	$—

		Quoted Prices in		Significant
	Balance as of	Active Markets	Significant Other	Unobservable
	December 31,	for Identical Assets	Observable Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Deerfield Warrant liability	$5,115	$—	$—	$5,115
Embedded Warrant Put Option	365	—	—	365
Fundamental change and make-whole interest provisions embedded in 2021 Notes	14	—	—	14
Deerfield Note Conversion Feature	2,215			2,215
Total liabilities	$7,709	$—	$—	$7,709
Trading securities:
Certificates of deposit	5,616	5,616	—	—
U.S. Treasury securities	25,988	25,988	—	—
U.S. government-sponsored agency securities	3,004	—	3,004	—
Total assets	$34,608	$31,604	$3,004	$—

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes and the Deerfield Note Conversion Feature, as well as the trading securities are measured at fair value on a recurring basis. As of December 31, 2018 and 2017, the Deerfield Warrant liability, embedded Warrant Put Option the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the Deerfield Note Conversion Feature are reported on the balance sheets in derivative and warrant liability, while the trading securities are reported on the balance sheets in marketable securities and long-term investments. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the Deerfield Note Conversion Feature as of December 31, 2018 and 2017. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the Deerfield Note Conversion Feature are reflected in the statements of operations for the years ended December 31, 2018 and 2017 as a fair value adjustment related to derivative and warrant liability.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of December 31, 2018, the KVK Warrant liability is reported on the balance sheets in derivative and warrant liability. The Company estimates the fair value of KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the statements of operations for the years ended December 31, 2018 as a fair value adjustment related to derivative and warrant liability. The KVK Warrant liability had no value as of December 31, 2017 since it was issued in October 2018.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	2018	2017
Balance as of beginning of period	$7,709	$4,618
Gain on extinguishment of debt	(2)	—
Adjustment to fair value	(5,862)	3,091
Balance as of end of period	$1,845	$7,709

M.	Income Taxes

The Company’s financial statements include a total state tax benefit related to research and development credits of $126,000 and $43,000 on a loss before income taxes of $56.6 million and $43.4 million for the years ended December 31, 2018 and 2017, respectively. A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands):

	Year ended December 31,
	2018	2017
Federal statutory rate	21.00%	34.00%
Effect of:
Change in valuation allowance	(30.44)	13.38
Return to provision and deferred true-up	0.38	2.18
Change in rate	0.03	(49.06)
State tax benefit (net of federal)	4.35	2.71
Warrant liability	2.02	(2.42)
State research and development credit	0.22	0.10
Federal research and development credit	3.30	1.50
Amortization	—	(1.22)
Stock-based compensation	(0.63)	(1.03)
Other	(0.01)	(0.04)
Federal income tax benefit effective rate	0.22%	0.10%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets relating to:
Net operating loss carryforwards	$51,269	$37,028
Research and development tax carryforward	5,657	3,788
Other deferred tax assets	3,437	2,409
Total gross deferred tax assets	60,363	43,225
Deferred tax liabilities relating to:
Property and equipment	161	260
Other deferred tax liabilities	10	—
Total gross deferred tax liabilities	171	260
Deferred tax assets less liabilities	60,192	42,965
Valuation allowance	(60,192)	(42,965)
Net deferred tax asset (liability)	$—	$—

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

The Company had the following federal net operating loss carryforward and research activities credits as of December 31, 2018 (in thousands):

	Net	Research
	Operating Loss	Activities
Year Incurred	Carryforwards	Credit	Expiration
2007	$454	$30	2027
2008	1,178	65	2028
2009	3,060	176	2029
2010	3,423	149	2030
2011	9,929	176	2031
2012	—	170	2032
2013	4,353	133	2033
2014	15,897	894	2034
2015	23,496	598	2035
2016	41,580	745	2036
2017	34,776	652	2037
2018	56,105	1,869	Indefinite
	$194,251	$5,657

The Company also has certain state net operating loss carryforwards totaling $136.0 million that expire between 2027 and 2037. Due to potential ownership changes that may have occurred or would occur in the future, Internal Revenue Code Section 382 may place additional limitations on the Company’s ability to utilize the net operating loss carryforward.

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

The following table summarizes the computation of basic and diluted net loss and net loss per share of the Company (in thousands, except share and per share amounts):

	Year ended December 31,
	2018	2017
Net loss - basic and diluted	$(56,466)	$(43,386)
Weighted average number of shares of common stock - basic and diluted	17,930,023	14,652,898
Net loss per share - basic and diluted	$(3.15)	$(2.96)

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

	December 31,
	2018	2017
Deerfield Convertible Note	1,167,607	1,751,410
2021 Notes	4,481,182	5,040,914
Awards under equity incentive plans	3,704,755	2,853,924
Warrants to purchase common stock	2,527,763	2,027,763
Series A Convertible Preferred Stock	1,112,334	—
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	12,993,641	11,674,011

O.	Severance Expense

On August 31, 2018, Daniel L. Cohen resigned from his position as the executive vice president, government and public relations of the Company, effective immediately. In connection with his resignation, Mr. Cohen and the Company entered into a separation and release agreement which included among other items, severance benefits. The severance benefits consisted of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $1.2 million related to the acceleration of vesting on unvested shares subject to certain stock options and the extension of the exercise period for certain stock options. These severance benefits are presented as severance expense in the statements of operations for the fiscal year ended December 31, 2018. As of December 31, 2018, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.2 million.

P.	Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) that covers substantially all employees. The Company may provide a discretionary match with a maximum amount of 4% of the participant’s compensation, which vests immediately. The Company made matching contributions under the 401(k) Plan of $212,000 and $207,000 for the years ended December 31, 2018 and 2017, respectively.

The Company has a discretionary profit sharing plan (the “Profit Sharing Plan”) that covers all employees. Employees become eligible participants in the Profit Sharing Plan once they have provided three years of service to the Company. The Company made no contributions to the Profit Sharing Plan in 2018 or 2017.

EXHIBITS

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
3.1.1
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 5, 2018).
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 5, 2018).
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

4.3.1	First Supplemental Indenture, dated November 20, 2018, between the Company and U.S. Bank National Association, as trustee (as incorporated herein by reference to the Company's Current Report on Form 8-K as filed with the SEC on November 20, 2018).
4.4

Form of Note representing the Company’s 5.50% Senior Convertible Notes due 2021 (included as Exhibit A to the Indenture filed hereto as Exhibit 4.3) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2016).

4.5*	Registration Rights Agreement dated February 28, 2019 by and between the Company and Lincoln Park Capital Fund, LLC.
5.1*	Opinion of Cooley LLP.
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

10.3.3	Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note by and between Registrant and Deerfield Private Design Fund III, L.P., dated as of June 11, 2018 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 11, 2018).
10.3.4	Amendment to Convertible Note and Warrant Agreement, dated November 20, 2018, between the Company and Deerfield Private Design Fund III, L.P. (as incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on November 20, 2018).
10.3.5*	Seventh Amendment to Senior Secured Convertible Note and Sixth Amendment to Warrant, dated February 28, 2019, between the Company and Deerfield Private Design Fund III, L.P.
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

10.6

Form of Stock Purchase Warrant to purchase shares of Series D Convertible Preferred Stock issued in bridge financing, along with a schedule of warrant holders (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

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

10.14#*	Amended Non-Employee Director Compensation Policy
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

10.22	Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of November 3, 2014 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.23	First Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of April 21, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.24	Second Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of December 22, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.25	Third Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of July 15, 2016 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.26	Separation Agreement and General Release by and between the Registrant and Daniel L. Cohen, dated as of September 5, 2018 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 9, 2018).
10.27
Common Stock Sales Agreement, dated September 4, 2018, by and between KemPharm, Inc. and RBC Capital Markets, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2018).

10.28*^	Collaboration and License Agreement by and between the Company and KVK Tech, Inc. dated as of October 25, 2018.
10.29*^	Warrant to Purchase Shares of Common Stock issued to KVK Tech, Inc. dated October 25, 2018.
10.30*	Purchase Agreement dated February 28, 2019 by and between the Company and Lincoln Park Capital Fund, LLC.
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Cooley LLP (included in Exhibit 5.1).
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

#	Indicates management contract or compensatory plan.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant for confidential treatment and have been separately filed with the Securities and Exchange Commission.
^	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.
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

KemPharm, Inc.

Dated: March 1, 2019	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 1, 2019	By:	/s/ R. LaDuane Clifton
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

Signature	Title	Date
/s/ Travis C. Mickle	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2019
Travis C. Mickle, Ph.D.

/s/ R. LaDuane Clifton	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 1, 2019
R. LaDuane Clifton, CPA

/s/ Timothy J. Sangiovanni	Vice President, Corporate Controller (Principal Accounting Officer)	March 1, 2019
Timothy J. Sangiovanni, CPA

/s/ Danny L. Thompson	Director	March 1, 2019
Danny L. Thompson

/s/ Matthew R. Plooster	Director	March 1, 2019
Matthew R. Plooster

/s/ Richard W. Pascoe	Director	March 1, 2019
Richard W. Pascoe

/s/ Joseph B. Saluri	Director	March 1, 2019
Joseph B. Saluri

/s/ David S. Tierney	Director	March 1, 2019
David S. Tierney