Form 10-Q
period 2019-03-31
KEMPHARM, INC
filed 2019-05-14
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	KMPH	Nasdaq Global Market

Total shares of common stock outstanding as of May 13, 2019: 28,519,259

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,438	$18,409
Marketable securities	—	3,260
Prepaid expenses and other current assets	1,873	2,052
Total current assets	15,311	23,721
Property and equipment, net	1,688	1,753
Operating lease right-of-use assets	1,785	—
Restricted cash	528	710
Other long-term assets	555	562
Total assets	$19,867	$26,746

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$8,178	$8,342
Current portion of convertible notes	6,370	3,333
Current portion of capital lease obligation	—	214
Current portion of operating lease liabilities	395	—
Other current liabilities	229	115
Total current liabilities	15,172	12,004
Convertible notes, less current portion, net	75,373	78,105
Derivative and warrant liability	1,665	2,118
Capital lease obligation, less current portion	—	396
Operating lease liabilities, less current portion	2,142	—
Other long-term liabilities	351	689
Total liabilities	94,703	93,312

Commitments and contingencies (Note D)

Stockholders’ deficit:
Preferred stock:
Series A convertible preferred stock, $0.0001 par value, 9,578 shares authorized, 9,577 shares issued and 3,337 shares outstanding as of March 31, 2019 (unaudited) and December 31, 2018	—	—
Undesignated preferred stock, $0.0001 par value, 9,990,422 shares authorized, no shares issued or outstanding as of March 31, 2019 (unaudited) and December 31, 2018	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 27,976,823 shares issued and outstanding as of March 31, 2019 (unaudited); 26,455,352 shares issued and outstanding as of December 31, 2018	3	3
Additional paid-in capital	158,644	154,623
Accumulated deficit	(233,483)	(221,192)
Total stockholders' deficit	(74,836)	(66,566)
Total liabilities and stockholders' deficit	$19,867	$26,746

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2019	2018
Revenue	$—	$—
Operating expenses:
Research and development	8,531	11,637
General and administrative	2,838	3,132
Total operating expenses	11,369	14,769
Loss from operations	(11,369)	(14,769)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(305)	(390)
Interest expense on principal	(1,229)	(1,442)
Fair value adjustment related to derivative and warrant liability	453	(9,741)
Interest and other income, net	151	115
Total other (expense) income	(930)	(11,458)
Loss before income taxes	(12,299)	(26,227)
Income tax benefit	8	8
Net loss	$(12,291)	$(26,219)

Net loss per share:
Basic and diluted	$(0.46)	$(1.77)

Weighted average number of shares of common stock outstanding:
Basic and diluted	26,701,891	14,791,882

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock
	Series A
	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2018	$—	$—	$1	$107,209	$(164,726)	$(57,516)
Net loss	—	—	—	—	(26,219)	(26,219)
Stock-based compensation expense	—	—	—	1,281	—	1,281
Issuance of common stock in connection with ATM, net of commissions	—	—	1	2,797	—	2,798
Offering expenses charged to equity	—	—	—	(27)	—	(27)
Balance as of March 31, 2018	$—	$—	$2	$111,260	$(190,945)	$(79,683)

	Preferred Stock
	Series A
	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2019	$—	$—	$3	$154,623	$(221,192)	$(66,566)
Net loss	—	—	—	—	(12,291)	(12,291)
Stock-based compensation expense	—	—	—	1,290	—	1,290
Issuance of common stock in connection with Purchase Agreement	—	—	—	2,721	—	2,721
Write-off of deferred offering costs	—	—	—	10	—	10
Balance as of March 31, 2019	$—	$—	$3	$158,644	$(233,483)	$(74,836)

See accompanying notes to financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,291)	$(26,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,290	1,281
Non-cash interest expense	863	1,031
Amortization of debt issuance costs and debt discount	305	390
Depreciation and amortization expense	78	83
Fair value adjustment related to derivative and warrant liability	(453)	9,741
Write-off of deferred offering costs	10	—
Change in assets and liabilities:
Prepaid expenses and other assets	186	(1,650)
Operating lease right-of-use assets	(1,785)	—
Accounts payable and accrued expenses	(1,027)	1,268
Operating lease liabilities	2,537	—
Other liabilities	(779)	(24)
Net cash used in operating activities	(11,066)	(14,099)

Cash flows from investing activities:
Purchases of property and equipment	(17)	—
Maturities of marketable securities	3,260	9,229
Net cash provided by investing activities	3,243	9,229

Cash flows from financing activities:
Proceeds from equity line of credit	2,721	—
Proceeds from at-the-market offering, net of commissions	—	2,798
Repayment of obligations under capital lease	—	(49)
Repayment of principal on finance lease liabilities	(51)	—
Net cash provided by financing activities	2,670	2,749
Net decrease in cash, cash equivalents and restricted cash	(5,153)	(2,121)
Cash, cash equivalents and restricted cash, beginning of period	19,119	11,971
Cash, cash equivalents and restricted cash, end of period	$13,966	$9,850

Supplemental cash flow information:
Cash paid for interest	$2,287	$2,618
Deferred offering costs included in accounts payable and accrued expenses	105	—
Trade date receivables	—	1,511
Property and equipment included in accounts payable and accrued expenses	—	3

See accompanying notes to unaudited condensed financial statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.	Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through its proprietary Ligand Activated Therapy ("LAT™") technology. The Company utilizes its proprietary LAT technology to generate improved prodrug versions of U.S. Food and Drug Administration (the "FDA") approved drugs as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. The Company's product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder ("ADHD") and stimulant use disorder ("SUD"). The Company's clinical product candidates for the treatment of ADHD include KP415 and KP484, and the Company's preclinical product candidate for the treatment of SUD includes KP879. The Company was formed and incorporated in Iowa in October 2006 and reorganized in Delaware in May 2014.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 (the "Annual Report").

Going Concern

The unaudited condensed financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring losses from operations and negative operating cash flows and has a stockholders' deficit, and its existing cash and cash equivalents and restricted cash are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from date these unaudited condensed financial statements are issued. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations. The Company's ability to continue as a going concern may require additional financing to fund its operations. The perception of the Company's inability to continue as a going concern may make it more difficult to obtain financing for the continuation of operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to the Company on acceptable terms, or at all.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these financial statements are issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows and additional financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents and restricted cash, as well as, additional financing through the Company's active registration statement on Form S-3 covering the sale of up to $150.0 million of the Company's common stock, preferred stock, and debt and/or warrants, if available. After the Company filed its Annual Report, in order to issue securities under this registration statement, it must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that the Company may sell pursuant to the registration statement during any twelve-month period. At the time it sells securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities it has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of its outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation was updated immediately after the Company’s filed the Annual Report and the amount of securities the Company was then able to sell under the registration statement on Form S-3 during a 12-month period was approximately $18.5 million, of which the Company filed prospectus supplements to register (i) approximately $15.3 million for sales under the Purchase Agreement (as defined below); and (ii) approximately $3.2 million for sales under the Second ATM Agreement (as defined below). Based on this calculation, the Company expects it will be unable to sell additional securities beyond those amounts pursuant to its effective registration statement on Form S-3 for a period of twelve months, unless and until the market value of its outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement. As of March 31, 2019, the Company has sold 1,401,271 shares of common stock for approximately $2.7 million in gross proceeds under the Purchase Agreement and no shares of common stock under the Second ATM Agreement.

Entry into First ATM Agreement

In October 2016, the Company entered into a Common Stock Sales Agreement (the “First ATM Agreement”) with Cowen and Company, LLC (“Cowen”). The First ATM Agreement was terminated in September 2018. Prior to termination of the First ATM Agreement, the Company sold an aggregate of 762,338 shares of common stock under the First ATM Agreement resulting in gross proceeds to the Company of $4.9 million. The Company paid Cowen a commission of up to three percent (3.0%) of the gross sales proceeds for such sales of common stock. Pursuant to the terms of the First ATM Agreement, specified obligations of the parties, including the Company’s indemnification obligations to Cowen, survive the termination of the First ATM Agreement.

Entry into Second ATM Agreement

In September 2018, the Company entered into a Common Stock Sales Agreement (the “Second ATM Agreement”) with RBC Capital Markets, LLC (“RBCCM”) under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as its sales agent. The Company’s registration statement on Form S-3 contemplated under the Second ATM Agreement was declared effective by the SEC on October 17, 2016. The registration statement on Form S-3 includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement. In March 2019, the Company filed an updated prospectus supplement regarding the Second ATM Agreement covering the offering of up to $3.2 million of shares of common stock in order to be in compliance with Instruction I.B.6 of Form S-3. As of March 31, 2019, the Company has not sold any shares of common stock under the Second ATM Agreement.

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

Underwritten Public Offering

In October 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with RBCCM, pursuant to which, on October 10, 2018, the Company sold 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to the Company's registration statement on Form S-3, filed with the SEC on October 17, 2016, and a related prospectus and prospectus supplement, filed with the SEC on October 17, 2016 and October 5, 2018, respectively. The offering price to the public was $3.00 per share. The Company’s net proceeds from the offering were approximately $23.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Entry into Purchase Agreement

In February 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of common stock from time to time over the 36-month term of the Purchase Agreement, and upon execution of the Purchase Agreement the Company issued an additional 120,200 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. As of March 31, 2019, the Company has sold 1,401,271 shares of common stock to Lincoln Park under the Purchase Agreement for approximately $2.7 million in gross proceeds.

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

In April 2012, President Obama signed the Jump-Start Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, the Company could have elected to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than public companies must adopt the standards. The Company has irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leases. The Company leases office space and laboratory facilities under non-cancelable operating leases. In addition, the Company leases various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as capital leases. The Company adopted the new standard effective January 1, 2019 on a modified retrospective basis and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification and its assessment on whether a contract is or contains a lease for any leases that existed prior to adoption of the new standard. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed statements of operations on a straight-line basis over the lease term. The Company did not elect the hindsight practical expedient, which would have allowed the Company to use hindsight in determining the lease term and in assessing any impairment of right-of-use assets during the lookback period. The adoption of ASU 2016-02 resulted in the recognition of total right-of-use assets and total lease liabilities of approximately $2.6 million on the condensed balance sheets as of January 1, 2019.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"), which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2017-11 did not have a material impact on the Company's financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 820) – Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This update applies to all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of ASU 2018-07 did not have a material impact on the Company's financial statements and disclosures.

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

Deerfield Facility Agreement

In June 2014, the Company entered into a $60 million facility agreement (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). The first payment to the Company under the terms of the Deerfield Facility Agreement consisted of a term loan of $15 million (the “Term Note”) and a senior secured loan of $10 million (the “Deerfield Convertible Note”). As of June 30, 2016, Deerfield was no longer obligated to provide the Company any additional disbursements under the Deerfield Facility Agreement. All loans issued under the Deerfield Facility Agreement bear interest at 9.75% per annum. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Note into shares of the Company’s common stock at an initial conversion price of $5.85 per share (the "Deerfield Note Put Option").

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

Pursuant to the Deerfield Facility Agreement, the Company may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, other than permitted indebtedness under the Deerfield Facility Agreement, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit sharing arrangement, without the prior approval of Deerfield. Additionally, if the Company were to enter into a major transaction, including a merger, consolidation, sale of substantially all of its assets or other change of control transaction, Deerfield would have the ability to demand that prior to consummation of such transaction the Company repay all outstanding principal and accrued interest of any notes issued under the Deerfield Facility Agreement. Under each warrant issued pursuant to the Deerfield Facility Agreement, Deerfield has the right to demand that the Company redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

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

First Amendment to Facility Agreement, Senior Secured Convertible Note and Warrant

In connection with the IPO, in March 2015, the Company entered into a First Amendment (the “First Amendment) to the Deerfield Facility Agreement, the Deerfield Convertible Note and Deerfield Warrant, by and between the Company and Deerfield. The First Amendment, among other things, clarified that all references to the conversion of shares of Series D Preferred into the Company’s common stock in the Deerfield Facility Agreement, the Deerfield Convertible Note and Deerfield Warrant shall include any reclassification of the outstanding shares of Series D Preferred into shares of the Company’s common stock.

Second Amendment to Senior Secured Convertible Note and Warrant

In January 2016, the Company entered into a Second Amendment (the “Second Amendment”) to the Deerfield Convertible Note and Deerfield Warrant, by and between the Company and Deerfield. The Second Amendment, among other things, clarified the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Note and Deerfield Warrant, respectively, in the event that the Company effects a firm commitment underwritten public offering of its securities.

Issuance of 5.50% Senior Convertible Notes and Third Amendment to Facility Agreement, Senior Secured Convertible Note and Warrant

In February 2016, the Company issued $86.3 million aggregate principal amount of its 5.50% Senior Convertible Notes due 2021 (the “2021 Notes”) to Cowen and RBC Capital Markets, LLC, as representatives of the several initial purchasers (the “Initial Purchasers”), who subsequently resold the 2021 Notes to qualified institutional buyers (the “Note Offering”) in reliance on the exemption from registration provided by Rule 144A under the Securities Act.

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

In connection with the Note Offering, in February 2016, the Company entered into a Third Amendment (the “Third Amendment”) to the Deerfield Facility Agreement, Deerfield Convertible Note and Deerfield Warrant with Deerfield. The Third Amendment, among other things, eliminated the Company’s ability to require Deerfield to convert the Deerfield Convertible Note into Company common stock.  In addition, pursuant to the Third Amendment, Deerfield consented to the prepayment of the Term Note and the issuance of the 2021 Notes.

Refer to the section entitled Exchange Agreement below for a further discussion of an exchange of a certain portion of the 2021 Notes for shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock").

Fourth Amendment to Senior Secured Convertible Note and Warrant

In connection with entering into the First ATM Agreement, in October 2016, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Deerfield Convertible Note and the Deerfield Warrant with Deerfield. The Fourth Amendment, among other things, clarifies the calculation of an anti-dilution adjustment of the conversion price and exercise price of the Deerfield Convertible Note and Deerfield Warrant, respectively, in the event that the Company effects an “at the market offering” as defined in Rule 415 of the Securities Act of its common stock.

Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note

In June 2018, the Company entered into the Facility Agreement Waiver and Fifth Amendment (the "Fifth Amendment") to the Deerfield Convertible Note with Deerfield. The Fifth Amendment, among other things, provided that (i) $3,333,333 of the principal amount, plus $168,288 of accrued interest, of the Deerfield Convertible Note issued pursuant to the terms of the Deerfield Facility Agreement was converted into 598,568 shares of the Company’s common stock, with such principal conversion amount being applied against and in full satisfaction of the amortization payment due June 2, 2018; (ii) Deerfield waived specified rights under the Deerfield Facility Agreement with regards to such principal and interest amount; and (iii) amended specified provisions of the Deerfield Convertible Note as they relate to the delivery of shares of the Company’s common stock in connection with any conversion of the Deerfield Convertible Note.

Exchange Agreement

In October 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Deerfield and Deerfield Special Situations Fund, L.P. (the “Holders”). Under the Exchange Agreement, the Holders exchanged an aggregate of $9,577,000 principal amount of the 2021 Notes for an aggregate of 9,577 shares of Series A Preferred Stock,. The Company also agreed to pay the Holders an amount of $95,105 in cash, which represented the amount of accrued and unpaid interest on the exchanged notes. The Exchange Agreement contains customary representations, warranties and covenants made by the Company and the Holders. The Exchange Agreement required the Company to reimburse the Holders for up to $25,000 of expenses relating to the exchange.

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

First Supplemental Indenture, Sixth Amendment to Deerfield Convertible Note and Fifth Amendment to Deerfield Warrant

In November 2018, the Company entered into a First Supplemental Indenture (the “Supplemental Indenture”) with the Trustee. Pursuant to the Supplemental Indenture, the Indenture was amended to allow each Holder (as defined in the Indenture) or any beneficial holder of any 2021 Notes to, at its option, elect a limit on beneficial ownership as to such Holder or beneficial owner (but not as to any other Holder or beneficial owner) that is less than or equal to the 9.985% Cap (as defined in the Indenture) or any other limit previously elected and then applicable to such Holder or beneficial owner upon written notice delivered to the Company at least three (3) business days prior to the date of effectiveness of such beneficial ownership limit (or such shorter period as may be agreed upon by the Company), specifying the percentage of shares of the Company’s common stock outstanding for the beneficial ownership limit that shall apply to such Holder or beneficial owner.

Also in November 2018, in connection with entering into the Supplemental Indenture, the Company entered into an amendment (the “Sixth Amendment”) with Deerfield to the Deerfield Convertible Note and Deerfield Warrant. The Sixth Amendment, among other things, lowers the beneficial ownership limit under both the Deerfield Convertible Note and Deerfield Warrant to 4.985% of the Company’s outstanding common stock. The Sixth Amendment also includes a notice from Deerfield that it has elected to lower the beneficial ownership limit under the 2021 Notes, as to Deerfield and its affiliates, to 4.985%.

Seventh Amendment to Deerfield Convertible Note and Sixth Amendment to Deerfield Warrant

In February 2019, in connection with entering into the Purchase Agreement, the Company entered into an amendment (the “Seventh Amendment”), with Deerfield to the Deerfield Convertible Note and Deerfield Warrant. The Seventh Amendment, among other things, clarified that the anti-dilution protections contained in the Deerfield Convertible Note and Deerfield Warrant would not apply to sales made under the Purchase Agreement or Second ATM Agreement. The Seventh Amendment also included a waiver from Deerfield regarding any registration rights it may have under the Company’s amended and restated investor rights agreement in connection with the Registration Rights Agreement.

Except as modified by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment and Seventh Amendment, all terms and conditions of the Deerfield Facility Agreement, Deerfield Warrant and Deerfield Convertible Note remained in full force and effect.

Line of Credit

During the second quarter of 2016, the Company opened a line of credit with a total borrowing capacity of $1.1 million with City National Bank of Florida (the "Line of Credit Agreement") to support several irrevocable letters of credit issued by the bank on behalf of the Company. The line of credit had an original maturity date of January 31, 2018. On January 31, 2018, the line of credit was renewed for an additional two-year term and was set to mature on January 31, 2020. The Line of Credit Agreement was collateralized by a restricted money market account, equal to the total amount of the letters of credit outstanding which are supported by the line of credit. In March 2019, the line of credit was closed. The irrevocable letters of credit and associated money market account remain and the money market account is reported as restricted cash on the condensed balance sheets.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of March 31, 2019 and December 31, 2018, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of March 31, 2019, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 9,577 shares of which were issued in the fiscal year ended December 31, 2018 and 3,337 shares of which were outstanding as of December 31, 2018 and March 31, 2019.

In October 2018, the Company entered into the Exchange Agreement. Under the Exchange Agreement the Company issued to the Holders 9,577 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, there were an aggregate of 3,192,334 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below). The Series A Preferred Stock is convertible at any time at the option of the Holders, provided that the Holders are prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of the Company's common stock then issued and outstanding. The Series A Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share of Series A Preferred Stock, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock on an as-converted basis. With respect to rights upon liquidation, the Series A Preferred Stock ranks senior to the common stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series A Preferred Stock), the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that the holders of Series A Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Certificate of Designation also provides for partial liquidated damages in the event that the Company fails to timely convert shares of Series A Preferred Stock into common stock in accordance with the Certificate of Designation. As of March 31, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

As of March 31, 2019, the Company has 3,337 shares of Series A Preferred Stock outstanding, which are convertible into 1,112,334 shares of common stock. Refer to Note C for a further discussion of the Exchange Agreement.

F.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of March 31, 2019 and December 31, 2018, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 27,976,823 and 26,455,352 shares of common stock were issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, the Company had reserved authorized shares of common stock for future issuance as follows:

	March 31, 2019	December 31, 2018
Conversion of Deerfield Convertible Note	1,166,998	1,167,607
Conversion of 2021 Notes	4,481,182	4,481,182
Outstanding awards under equity incentive plans	5,117,655	3,704,755
Outstanding common stock warrants	2,527,763	2,527,763
Conversion of Series A Convertible Preferred Stock	1,112,334	1,112,334
Possible future issuances under equity incentive plans	293,586	648,272
Total common shares reserved for future issuance	14,699,518	13,641,913

Common Stock Activity

The following table summarizes common stock activity for the three months ended March 31, 2019:

Shares of Common Stock
Balance as of December 31, 2018	26,455,352
Common stock issued under Purchase Agreement	1,521,471
Balance as of March 31, 2019	27,976,823

In September 2018, the Company terminated the First ATM Agreement with Cowen. Prior to termination of the First ATM Agreement, the Company sold an aggregate of 762,338 shares of common stock under the First ATM Agreement resulting in gross proceeds to the Company of $4.9 million. As of March 31, 2019, the Company has not sold any shares of common stock under the Second ATM Agreement. Refer to Note A for a further discussion of the First and Second ATM Agreements.

In October 2018, the Company entered into an underwriting agreement with RBCCM pursuant to which the Company issued and sold 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to the Company's registration statement on Form S-3. Refer to Note A for a further discussion of the underwritten public offering.

Also in October 2018, the Company entered into the Exchange Agreement pursuant to which the Company issued to the Holders 9,577 shares of Series A Preferred Stock. As of March 31, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock. Refer to Note C for a further discussion of the Exchange Agreement.

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

In connection with a Collaboration and License Agreement (the “License Agreement”) with KVK Tech, Inc. (“KVK”), in October 2018, the Company issued to KVK a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.30 per share, which reflects the closing price of the Company’s common stock on the Nasdaq Global Market on execution date of the License Agreement (the “KVK Warrant”). The KVK Warrant is initially not exercisable for any shares of common stock. Upon the achievement of each of four specified milestones under the KVK Warrant, the KVK Warrant will become exercisable for an additional 125,000 shares, up to an aggregate of 500,000 shares of the Company’s common stock. The exercise price and the number and type of shares underlying the KVK Warrant are subject to adjustment in the event of specified events, including a reclassification of the Company’s common stock, a subdivision or combination of the Company’s common stock, or in the event of specified dividend payments. The KVK Warrant is exercisable until October 24, 2023. Upon exercise, the aggregate exercise price may be paid, at KVK’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise.

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the statement of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset in the balance sheet.

G.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 5,076,694 as of March 31, 2019. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2019, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,058,214 shares.

During the three months ended March 31, 2019, no stock options were exercised. During the three months ended March 31, 2018, stock options were exercised for a total of 1,307 shares of common stock.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three months ended March 31,
	2019	2018
Research and development	$433	$376
General and administrative	857	905
Total stock-based compensation expense	1,290	1,281

There was no stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2019 or 2018.

H.	Fair Value of Financial Instruments

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

The fair value of the Deerfield Convertible Note was $6.4 million and $6.2 million, respectively, as of March 31, 2019 and December 31, 2018. The fair value of the 2021 Notes was $52.8 million and $51.2 million, respectively, as of March 31, 2019 and December 31, 2018. Both the Deerfield Convertible Note and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note and 2021 Notes as of March 31, 2019 and December 31, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2019 and December 31, 2018 (in thousands):

	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$1,039	$—	$—	$1,039
Embedded Warrant Put Option	288	—	—	288
Fundamental change and make-whole interest provisions embedded in 2021 Notes	—	—	—	—
Deerfield Note Conversion Feature	94	—	—	94
KVK Warrant liability	244	—	244	—
Total liabilities	$1,665	$—	$244	$1,421

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$1,557	$—	$—	$1,557
Embedded Warrant Put Option	154	—	—	154
Fundamental change and make-whole interest provisions embedded in 2021 Notes	—	—	—	—
Deerfield Note Conversion Feature	134	—	—	134
KVK Warrant liability	273	—	273	—
Total liabilities	$2,118	$—	$273	$1,845
Trading securities:
Certificates of deposit	$246	$246	$—	$—
U.S. Treasury securities	3,014	3,014	—	—
Total assets	$3,260	$3,260	$—	$—

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of March 31, 2019 and December 31, 2018, the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option are reported on the condensed balance sheets in derivative and warrant liability. As of December 31, 2018, the trading securities are reported on the condensed balance sheets in marketable securities. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option as of March 31, 2019 and December 31, 2018. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event, a present value discount rate and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option are reflected in the condensed statements of operations for the three months ended March 31, 2019 and 2018 as a fair value adjustment related to derivative and warrant liability.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of March 31, 2019 and December 31, 2018, the KVK Warrant liability is reported on the balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the statements of operations for the three months ended March 31, 2019 as a fair value adjustment related to derivative and warrant liability. The changes in the fair value of the KVK Warrant liability are not reflected in the statements of operations for the three months ended March 31, 2018 since it wasn't issued until October 2018.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended March 31,
	2019	2018
Balance as of beginning of period	$1,845	$7,709
Adjustment to fair value	(424)	9,741
Balance as of end of period	$1,421	$17,450

I.	Net Loss Per Share

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

	Three months ended March 31,
	2019	2018
Warrants to purchase common stock	2,527,763	2,027,763
Awards under equity incentive plans	5,117,655	3,631,496
Deerfield Convertible Note	1,166,998	1,750,497
2021 Notes	4,481,182	5,040,914
Series A Convertible Preferred Stock	1,112,334	—
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	14,405,932	12,450,670

J.	Leases

We have operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. Our leases have remaining lease terms of 1 year to 7 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year.

The components of lease expense were as follows (in thousands):

Three months ended March 31,
Lease Cost	2019
Finance lease cost:
Amortization of right-of-use assets	$31
Interest on lease liabilities	11
Total finance lease cost	42
Operating lease cost	124
Short-term lease cost	57
Variable lease cost	15
Less: sublease income	(25)
Total lease costs	$213

Supplemental cash flow information related to leases was as follows (in thousands):

Three months ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$11
Financing cash flows from finance leases	51
Operating cash flows from operating leases	108
Operating cash flows from short-term leases	57
Operating cash flows from variable lease costs	15

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$737
Operating leases	1,852

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

March 31,
2019
Finance Leases
Property and equipment, at cost	$1,013
less: accumulated depreciation and amortization	(306)
Property and equipment, net	$707

Other current liabilities	218
Other long-term liabilities	341
Total finance lease liabilities	$559

Operating Leases
Operating lease right-of-use assets	$1,785

Current portion of operating lease liabilities	395
Operating lease liabilities, less current portion	2,142
Total operating lease liabilities	$2,537

Weighted Average Remaining Lease Term
Finance leases	3 years
Operating leases	6 years

Weighted Average Discount Rate
Finance leases	7.7%
Operating leases	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2019 (excluding the three months ended March 31, 2019)	$191	$428
2020	251	499
2021	163	449
2022	11	461
2023	—	472
Thereafter	—	903
Total lease payments	$616	$3,212
Less: future interest expense	(57)	(675)
Lease liabilities	$559	$2,537

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and result of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our product candidates and partnered asset;

●	the size and characteristics of the markets that may be addressed by our product candidates and partnered asset;

●	our intention to seek to establish or the potential outcome of any strategic collaborations or partnerships for the development or sale of our product candidates and partnered asset;

●	our expectations as to future financial performance, expense levels and liquidity sources; and

●	the timing of commercializing our product candidates and partnered asset.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT™, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, and stimulant use disorder, or SUD. Our co-lead clinical development candidates, KP415 and KP484, are both based on a prodrug of d-methylphenidate, but with differing extended-release, or ER, effect profiles, and are intended for the treatment of ADHD. Our preclinical product candidate for the treatment of SUD is KP879, based on a prodrug of d-methylphenidate. In addition, we have announced our commercial partnership with KVK Tech, Inc., or KVK, of APADAZ®, an FDA approved immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

To date, we have not generated any revenue. We have incurred operating losses since our inception and, as of March 31, 2019, had an accumulated deficit of $233.5 million. Our losses from operations for the three months ended March 31, 2019 and 2018 were $11.4 and $14.8 million, respectively.

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

Our commercial revenue, if any, will be derived from sales of APADAZ or any other product candidates for which we obtain regulatory approval. While, in October 2018, we entered into a collaboration and license agreement, or the License Agreement, with KVK, pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. We also do not know when, if ever, any other product candidate will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our Product Candidates and Partnered Asset

We have employed our proprietary LAT technology to create a portfolio of product candidates that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs.

Our pipeline of product candidates in active development and our partnered asset are summarized in the table below:

Selected KemPharm Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (ER)	KP415	Clinical	NDA Submission - Late Q2/Early Q3 2019
Methylphenidate (ER)	KP484	Clinical	NDA Submission - 2020 Pivotal Efficacy Trial Data - 2020
SUD
Methylphenidate (ER)	KP879	Preclinical

We intend to seek approval of KP415 and KP484 under the 505(b)(2) NDA pathway, which will allow us to rely on the FDA's previous findings of safety and effectiveness for one or more approved products. We anticipate submitting a 505(b)(2) NDA for KP415 late second quarter or early third quarter of 2019 and reporting additional pharmacokinetic, or PK, and pivotal efficacy trial data and submitting a 505(b)(2) NDA for KP484 in 2020.

We have initiated a partnering process for our ADHD product candidates, KP415 and KP484, which is focused on securing a partner that is dedicated to maximizing the commercial value of these product candidates. We are engaged in discussions with multiple parties and believe that we are entering into the final stages of this process with the goal of completing the process as early as the end of second quarter or early third quarter of 2019.

KP879 is our product candidate for the treatment of SUD including, for example, abuse or misuse of cocaine, methamphetamine and prescription stimulants. Currently there are no approved drugs in the United States for SUD.

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

We have also developed a number of product candidates focused on the treatment of pain, in addition to our partnered asset, APADAZ. As of the date of this report, we have chosen to redirect our development efforts to focus on our clinical ADHD program and preclinical SUD program, and do not anticipate engaging in substantial development efforts, if any, on our pain program during the fiscal year ended December 31, 2019.

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

JMI Agreement

In November 2009, we entered into a supply agreement with Johnson Matthey Inc., or JMI, whereby JMI has agreed to supply us with all the benzhydrocodone necessary for clinical trials and commercial sale for a price equal to JMI's manufacturing cost and to provide process optimization and development services for benzhydrocodone. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for benzhydrocodone would be exclusive to JMI in the United States and agreed to pay JMI royalties on the net sales of any products that utilize benzhydrocodone as the API. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes. Our FDA-approved drug, APADAZ, contains benzhydrocodone.

We are responsible for all costs of any benzhydrocodone manufactured during a specified validation process for APADAZ. After completion of the validation process, but prior to the commercial launch of any products that utilize benzhydrocodone as the active pharmaceutical ingredient, or API, JMI will manufacture batches of benzhydrocodone at a price to be negotiated. Failure to agree upon this pricing would result in JMI supplying these batches to us free of charge and we would pay JMI an additional royalty payment on such batches. The percentage royalty rate ranges from the low teens at low volumes to the low single digits at higher volumes and is additive to any minimum royalty we may owe JMI on such batch. JMI will manufacture and supply benzhydrocodone at a price equal to JMI's fully allocated manufacturing cost after commercial launch of APADAZ.

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

Other Third-Party Agreements

Under our March 2012 asset purchase agreement with Shire Pharmaceuticals, LLC, or Shire, Shire has a right of first refusal to acquire, license or commercialize KP415 and KP484. In early 2019, Shire was acquired by Takeda and now holds this right of first refusal.

Under our March 2012 termination agreement with Aquestive Therapeutics, or Aquestive, Aquestive has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415, KP484 or KP879, and any product candidates arising therefrom, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party, the commercialization of KP415, KP484 or KP879 and the portion of any consideration that is attributable to the value of KP415, KP484 or KP879 and paid to us or our stockholders in a change of control transaction.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,		Period-to-
	2019	2018	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	8,531	11,637	(3,106)
General and administrative	2,838	3,132	(294)
Total operating expenses	11,369	14,769	(3,400)
Loss from operations	(11,369)	(14,769)	3,400
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(305)	(390)	85
Interest expense on debt principal	(1,229)	(1,442)	213
Fair value adjustment related to derivative and warrant liability	453	(9,741)	10,194
Interest and other income, net	151	115	36
Total other (expense) income	(930)	(11,458)	10,528
Loss before income taxes	(12,299)	(26,227)	13,928
Income tax benefit	8	8	—
Net loss	$(12,291)	$(26,219)	$13,928

Net Loss

Net loss for the three months ended March 31, 2019 was $12.3 million, a decrease of $13.9 million compared to net loss for the three months ended March 31, 2018 of $26.2 million. The decrease was primarily attributable to a decrease in loss from operations of $3.4 million, a change in fair value adjustment related to a decrease of $0.5 million in the derivative and warrant liability compared to an increase in this liability of $9.7 million in the prior-year period and a decrease in net interest expense and other items of $0.3 million.

Research and Development

Research and development expenses decreased by $3.1 million, from $11.6 million for the three months ended March 31, 2018, to $8.5 million for the three months ended March 31, 2019. This decrease was primarily attributable to a decrease in net third-party research and development costs.

General and Administrative

General and administrative expenses decreased by $0.3 million, from $3.1 million for the three months ended March 31, 2018, to $2.8 million for the three months ended March 31, 2019. This decrease was primarily attributable to a decrease in personnel related costs.

Other (Expense) Income

Other (expense) income decreased by $10.5 million, from expense of $11.5 million for the three months ended March 31, 2018, to expense of $0.9 million for the three months ended March 31, 2019. This period-to-period change was primarily attributable to the change in the fair value adjustment related to changes in derivative and warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2019, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, or IPO, at-the-market offering, underwritten public offerings and through our purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park. As of March 31, 2019, we had cash and cash equivalents of $13.4 million and restricted cash of $0.5 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the Securities and Exchange Commission, or SEC, on October 17, 2016. Based on the market value of our outstanding common stock held by non-affiliates as of March 1, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018, in order to issue securities under this registration statement, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation was updated immediately after we filed our Annual Report on Form 10-K for the year ended December 31, 2018 on March 1, 2019. As of that date, the amount of securities we are able to sell under the registration statement on Form S-3 during a 12-month period was approximately $18.5 million, of which prospectus supplements were filed to register (i) approximately $15.3 million for sales under the Purchase Agreement, and (ii) approximately $3.2 million for sales under our Second ATM Agreement. Based on this calculation, we expect that we will be unable to sell additional securities beyond those amounts pursuant to our effective registration statement on Form S-3 for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement.

In September 2018, we entered into a Common Stock Sales Agreement, or the Second ATM Agreement, with RBC Capital Markets, LLC, or RBCCM, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. The registration statement on Form S-3 contemplated under the Second ATM Agreement includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement. In March 2019, we filed an updated prospectus supplement regarding the Second ATM Agreement covering the offering of up to $3.2 million of shares of common stock in order to be in compliance with Instruction I.B.6 of Form S-3. As of March 31, 2019, we have not sold any shares of common stock under the Second ATM Agreement.

In October 2018, we entered into an underwriting agreement with RBCCM pursuant to which we sold 8,333,334 shares of our common stock in an underwritten public offering pursuant to the our registration statement on Form S-3. Our net proceeds from the offering were approximately $23.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

In February 2019, we entered into the Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and upon execution of the Purchase Agreement we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. As of March 31, 2019, we have sold 1,401,271 shares of our common stock to Lincoln Park under the Purchase Agreement for approximately $2.7 million in gross proceeds.

We have incurred operating losses since our inception and, as of March 31, 2019, had an accumulated deficit of $233.5 million. We anticipate that we will continue to incur operating losses for at least the next several years. Our recurring operating losses, negative cash flows from operations and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Convertible Debt

As of March 31, 2019, we had $83.4 million of convertible notes outstanding, consisting of the 9.75% senior secured loan due 2020, or the Deerfield Convertible Note, in the principal amount of $6.7 million and the 5.50% Senior Convertible Notes due 2021, or the 2021 Notes, in the aggregate principal amount of $76.7 million.

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

In June 2018, the Company entered into the Fifth Amendment with Deerfield. The Fifth Amendment, among other things, provided that (i) $3,333,333 of the principal amount, plus $168,288 of accrued interest, of the Deerfield Convertible Note issued pursuant to the terms of the Deerfield Facility Agreement was converted into 598,568 shares of our common stock, with such principal conversion amount being applied against and in full satisfaction of the amortization payment due June 2, 2018; (ii) Deerfield waived specified rights under the Deerfield Facility Agreement with regards to such principal and interest amount; and (iii) amended specified provisions of the Deerfield Convertible Note as they relate to the delivery of shares of the Company’s Common Stock in connection with any conversion of the Deerfield Convertible Note.

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

Pursuant to the Deerfield Facility Agreement, we may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, other than permitted indebtedness under the Deerfield Facility Agreement, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit-sharing arrangement, without the prior approval of Deerfield. Additionally, if we were to enter into a major transaction, including a merger, consolidation, sale of substantially all of our assets or other change of control transaction, Deerfield would have the ability to demand that prior to consummation of such transaction we repay all outstanding principal and accrued interest of the Deerfield Convertible Note. Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

The Deerfield Facility Agreement also includes high yield discount obligation protections that go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield Facility Agreement would qualify as an "applicable high yield discount obligation" under the Internal Revenue Code of 1986, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification.

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

As of March 31, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(11,066)	$(14,099)
Net cash provided by investing activities	3,243	9,229
Net cash provided by financing activities	2,670	2,749
Net decrease in cash, cash equivalents and restricted cash	$(5,153)	$(2,121)

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities of $11.1 million consisted of a net loss of $12.3 million, primarily attributable to our spending on research and development programs and $0.9 million in changes in working capital; partially offset by $2.1 million in adjustments for non-cash items. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.3 million, non-cash interest expense of $0.9 million, amortization of debt issuance costs and debt discount of $0.3 million and $0.1 million related to depreciation, amortization and other items; partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $0.5 million. The changes in working capital consisted of $1.0 million related to a change in accounts payable and accrued expenses, $1.8 million related to operating lease right-of-use assets and $0.8 million related to a change in other liabilities; partially offset by $0.2 million related to a change in prepaid expenses and other assets and $2.5 million related to operating lease liabilities.

For the three months ended March 31, 2018, net cash used in operating activities of $14.1 million consisted of a net loss of $26.2 million primarily attributable to our spending on research and development programs and $0.4 million in changes in working capital; partially offset by $12.5 million in adjustments for non-cash items. The changes in working capital consisted of $1.7 million related to a change in prepaid expenses and other assets; partially offset by a $1.3 million change in accounts payable and accrued expenses. The adjustments for non-cash items primarily consisted of a non-cash loss related to the change in the fair value of our derivative and warrant liabilities of $9.7 million, stock-based compensation expense of $1.3 million, non-cash interest expense of $1.0 million, amortization of debt issuance costs and debt discount of $0.4 million and $0.1 million related to depreciation, amortization and other items.

Investing Activities

For the three months ended March 31, 2019, net cash provided by investing activities was $3.2 million, which was primarily attributable to maturities of marketable securities.

For the three months ended March 31, 2018, net cash provided by investing activities was $9.2 million, which was attributable to maturities of marketable securities.

Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was $2.7 million, which was primarily attributable to proceeds from sales of our common stock under the Purchase Agreement of $2.7 million; partially offset by repayment of principal on finance lease liabilities of $0.1 million.

For the three months ended March 31, 2018, net cash provided by financing activities was $2.7 million, which was primarily attributable to proceeds from sales of our common stock in an at-the-market offering, net of commissions of $2.8 million; partially offset by repayment of obligations under capital lease of $0.1 million.

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

Our unaudited condensed financial statements for the three months ended March 31, 2019, includes an explanatory paragraph, within Note A, stating that our recurring losses, negative operating cash flows and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Based upon our current operating plan and existing cash resources as of March 31, 2019, we believe our existing resources are sufficient to fund operating expense and capital investment requirements into, but not through, the third quarter of 2019.

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

We have filed a shelf registration statement on Form S-3 with the SEC. Based on the market value of our outstanding common stock held by non-affiliates as of March 1, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018, in order to issue securities under this registration statement, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation was updated immediately after we filed our Annual Report on Form 10-K for the year ended December 31, 2018 on March 1, 2019. As of that date, the amount of securities we are be able to sell under the registration statement on Form S-3 during a 12-month period was approximately $18.5 million, of which prospectus supplements were filed to register (i) approximately $15.3 million for sales under the Purchase Agreement, and (ii) approximately $3.2 million for sales under our Second ATM Agreement. Based on this calculation, we expect that we will be unable to sell additional securities beyond those amounts pursuant to our effective registration statement on Form S-3 for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement.

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

Our critical accounting policies have not changed materially from those described in Note B of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts or cease operations altogether.

Based on our current operating plan, our existing resources are expected to be sufficient to fund our operating expense and capital investment requirements into, but not through, the third quarter of 2019. We do not currently have sufficient funds to finance our continuing operations beyond the short-term or to substantially advance our product candidates further into clinical development. We have no current source of revenues to sustain our present activities, and we do not expect to generate revenues until, and unless, the FDA or other regulatory agencies approve our product candidates and we successfully commercialize any such product candidates or our partner, KVK, successfully commercializes APADAZ. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. In order to substantially advance development of our product candidates, we will need to obtain additional funding in connection with our continuing operations from one or more equity offerings, including pursuant to our Purchase Agreement with Lincoln Park, the Second ATM Agreement with RBCCM, debt financings, the License Agreement or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from sales under the Purchase Agreement, the Second ATM Agreement or the License Agreement, or be successful in completing other transactions, that will fund our operating expenses. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Even if we are able to fund continued development and any of our product candidates are approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize any product candidate. Our future capital requirements will depend on many factors, including:

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

The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2018, included in our annual report on Form 10-K, contained an explanatory paragraph relating to our ability to continue as a going concern.

The auditor's opinion on our audited financial statements for the year ended December 31, 2018 included an explanatory paragraph stating that our recurring losses from operations, stockholders' deficit and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our product development, commercialization and strategic plans. Accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We have incurred significant operating losses since our inception. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.

We have incurred operating losses since our inception and, as of March 31, 2019, had an accumulated deficit of $233.5 million. Our loss from operations for the three months ended March 31, 2019 and 2018, were $11.4 and $14.8 million, respectively. We have financed our operations through March 31, 2019 with funds raised in private placements of redeemable convertible preferred stock, in  the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock. In February 2019, we also entered into the Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and upon execution of the Purchase Agreement we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. As of March 31, 2019, we have sold 1,401,271 shares of our common stock to Lincoln Park under the Purchase Agreement for approximately $2.7 million in gross proceeds.

Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are in various stages of development of our product candidates, and we have only completed development of, and received regulatory approval for, one product, APADAZ. We expect to continue to incur significant expenses and operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

To become and remain profitable, we must succeed in developing and eventually commercializing prodrugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials and obtaining regulatory approval of our product candidates, and manufacturing, marketing and selling any of our product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are in various stages of these activities for our product candidates, and we cannot guarantee that any strategy we adopt will be successful. For instance, in October 2018, we entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. We may never succeed in commercialization activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, APADAZ or our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, APADAZ or any of our product candidates will be commercially available. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. On June 2, 2014, we entered into the Deerfield Facility Agreement with Deerfield. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. The Deerfield Facility Agreement also includes high yield discount obligation protections that go into effect in June 2019. After this time, if at any interest payment date our outstanding indebtedness under the Deerfield facility would qualify as an "applicable high yield discount obligation" under the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification. Additionally, in February 2016, we issued the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We may be unable to issue securities under our shelf registration statement, which may have an adverse effect on our liquidity.

We have filed a shelf registration statement on Form S-3 with the SEC. Based on the market value of our outstanding common stock held by non-affiliates as of March 1, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018, in order to issue securities under this registration statement, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation was updated immediately after we filed our Annual Report on Form 10-K for the year ended December 31, 2018 on March 1, 2019. As of that date, the amount of securities we are be able to sell under the registration statement on Form S-3 during a 12-month period was approximately $18.5 million, of which prospectus supplements were filed to register (i) approximately $15.3 million for sales under the Purchase Agreement, and (ii) approximately $3.2 million for sales under our Second ATM Agreement. Based on this calculation, we expect that we will be unable to sell additional securities beyond those amounts pursuant to our effective registration statement on Form S-3 for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement. If we cannot sell securities under our shelf registration statement, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

A key element of our strategy is to use our proprietary LAT technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. As our scientific efforts are primarily focused on discovering novel prodrugs with new molecular structures, the evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates, we may not be able to develop those product candidates into prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, for reasons including being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. For instance, in June 2016, we received a Complete Response Letter, or CRL, from the FDA for the APADAZ new drug application, or NDA. Following a Formal Dispute Resolution Request, or FDRR, process and detailed discussions with the FDA, we responded to the CRL by submitting an amended NDA for APADAZ. In February 2018, we announced that the FDA approved the NDA for APADAZ. If APADAZ is not successfully commercialized under our License Agreement and we do not successfully develop and commercialize our product candidates based upon our proprietary LAT technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. On February 23, 2018, we announced that the FDA approved the NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Even with the regulatory approval of APADAZ by the FDA, we cannot guarantee that the FDA will approve any of our other product candidates for commercial sale. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

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

●

successful development of our manufacturing processes for APADAZ under the License Agreement and for sales of our product candidates, if approved, including entering into and maintaining arrangements with third-party manufacturers;

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

APADAZ is, and we anticipate that any of our other opioid analgesic product candidates that we may choose to develop in the future, if approved by the FDA, will be, subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of APADAZ and certain product candidates.

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

APADAZ is subject to this REMS, and we anticipate that any of our other opioid product candidates we may choose to develop in the future, if approved by the FDA, are likely to also be subject to a REMS requirement. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to a REMS requirement, which could increase the costs to us and reduce the commercial benefits to us from the sale of these product candidates. In October 2018, we entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. As part of this agreement KVK has assumed most regulatory and commercialization costs, including this REMS requirement.

APADAZ and our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize any of our product candidates, if approved, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. For APADAZ, the DEA has completed its process for determining the controlled substance schedule and determined that it will be a Schedule II drug. We expect that most of our product candidates, including KP415, KP484 and KP879, if approved, will be regulated as “controlled substances” as defined in the Controlled Substances Act, or the CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

Media stories regarding prescription drug abuse and the diversion of opioids, stimulants and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids and stimulants. Such efforts may inhibit the ability to commercialize APADAZ under the License Agreement or to commercialize our other applicable product candidates. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of hydrocodone or other opioid drugs and stimulants, the limitations of abuse-deterrent formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, sales, marketing, distribution or storage of our products could harm our reputation. Such negative publicity could reduce the potential size of the market for APADAZ or our other applicable product candidates and decrease the revenue we are able to generate from their sale, if approved. Similarly, to the extent prescription drug abuse becomes a less prevalent or less urgent public health issue, regulators and third-party payors may not be willing to pay a premium for formulations with improved attributes of opioids or stimulants.

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for APADAZ and our other applicable product candidates. For example, in April 2014, the FDA approved class-wide labeling changes to the indications for use of all approved ER and LA opioids so that ER and LA opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. These changes have reduced the number of prescriptions for opioids written by physicians and negatively impact the potential market for APADAZ or our other applicable product candidates. The FDA also held a public meeting in October 2014, on the development and regulation of abuse-deterrent formulations of opioid medications. Further, the Centers for Disease Control and Prevention previously issued draft guidelines for the prescribing of opioids for chronic pain, providing recommendations for primary care providers prescribing opioids for chronic pain on when to initiate or continue opioids, opioid selection and discontinuation, and the assessment of the risk and addressing harms of opioid use, among other areas. It is possible that FDA, or other regulatory bodies, will announce new regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for APADAZ or our other applicable product candidates.

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

In addition, investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA we submit by the FDA. Any such delay or rejection could prevent us from commercializing our product candidates. Further, our arrangements with investigators are also subject to scrutiny under other health care regulatory laws, such as the Anti-Kickback Statute.

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

We contract with third parties for the manufacture of our partnered product and product candidates that utilize benzhydrocodone and serdexmethylphenidate, or SDX, as the API used in our clinical trials and with a sole source supplier for the manufacture of bulk quantities of benzhydrocodone and SDX used in the partnered product and product candidates that utilize these moieties as the API and we expect to continue to do so. This reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of benzhydrocodone and SDX, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for KP415, KP484 or KP879 bulk drug substance. If our current contract manufacturer for KP415, KP484, or KP879 bulk drug substance cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

We have entered into a collaboration with KVK for the commercialization of APADAZ in the United States and may seek collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of APADAZ or these product candidates.

We have entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that our collaboration with KVK will be successful or that we will ever receive any payments under the License Agreement. For instance, if the Initial Adoption Milestone is not achieved, KVK may terminate the License Agreement without making any payments to us. Further, even if the Initial Adoption Milestone under the License Agreement is achieved, we cannot guarantee that we will receive any additional milestone or royalty payments under the License Agreement. Further, under the License Agreement, we have limited control over the amount and timing of resources that KVK will dedicate to the commercialization of APADAZ, and we may not always agree with KVK’s commercialization efforts. Our ability to generate revenue under the License Agreement will depend on KVK’s ability to successfully perform the functions assigned to it under the License Agreement. The commercialization strategy under the License Agreement is novel and untested, and, even if successful we expect that the pricing for any sales of APADAZ will be at or near the prices of currently available generic equivalent drugs. As a result, even if KVK does successfully perform its functions under the License Agreement, we cannot guarantee that there will be sufficient market demand for APADAZ for us to receive any revenue under the License Agreement.

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

Provisions in our agreements with Takeda and Aquestive Therapeutics may inhibit our ability to enter into future collaborations with third parties.

We have granted Takeda a right of first refusal to acquire, license or commercialize KP415 and KP484. The right of first refusal may be exercised by Takeda for a period of 30 business days following Takeda’s receipt of written notice from us of the existence of a bona fide offer from a third party to acquire, license or commercialize KP415 and KP484.

We are also party to a termination agreement with Aquestive Therapeutics that may limit the value of any sale, license or commercialization of KP415, KP484 or KP879. Under this termination agreement, Aquestive Therapeutics has the right to receive an amount equal to a percentage in the low teens of any value generated by KP415, KP484 or KP879, and any product candidates arising therefrom, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party or the commercialization of KP415, KP484 or KP879.

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

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could significantly harm our business.

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

APADAZ, or any of our product candidates that may receive marketing approval, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If APADAZ, or our product candidates, do not achieve an adequate level of market acceptance, they may not generate significant product revenue and we may not become profitable. For instance, under the License Agreement, we are entitled to milestone and royalty payments only if APADAZ sales in the United States are above specified levels. If APADAZ does not achieve an adequate level of market acceptance, it is unlikely that sales will satisfy these thresholds and we may not be entitled to any payments under the License Agreement. Additionally, the commercialization strategy under the License Agreement is novel and untested, and, even if successful we expect that the pricing for any sales of APADAZ will be at or near the prices of currently available generic equivalent drugs. Accordingly, we expect that APADAZ will need to achieve broad market acceptance in order for this strategy to be successful. The degree of market acceptance of APADAZ, or our product candidates if approved for commercial sale, will depend on a number of factors, including:

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

If approved, KP415 and KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Janssen's Concerta, Novartis AG's RITALIN, Tris' Quillivant, QUILLIVANT XR and QUILLICHEW Novartis' FOCALIN and Focalin XR, UCB S.A.'s METADATE CD, Noven Pharmaceuticals' Daytrana, nEOS tHERAPEUTICS' CONTEMPLA XR-ODT and Adlon Therapeutics' Adhansia XR, in addition to multiple other branded and generic methylphenidate products marketed by companies including Allergan plc and Mallinckrodt plc. In addition, if approved, KP415 and KP484 will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as APADAZ, and any prodrug products that may be approved in the future, are commercialized. This includes the risk that our products may be misused. For example, APADAZ does, and we anticipate that any other product candidates we may choose to develop in the future, if approved may, carry a boxed warning regarding lethality if our oral tablets are prepared for injection and hepatotoxicity, as is commonly done by abusers of opioids. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities on behalf of ourselves. Regardless of merit or eventual outcome, liability claims may result in:

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the Anti-Kickback Statute and the False Claims Act, that may constrain the business or financial arrangements and relationships through which  we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

●

the Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or arranging for the purchase, lease or order of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

●

federal civil and criminal false claims laws, including the False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making or using a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government, including erroneous pricing information on which mandatory rebates, discounts and reimbursement amounts are based, or in the case of the False Claims Act, for violations of the Anti-Kickback Statute in connection with a claim for payment or for conduct constituting reckless disregard for the truth;

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

●

the federal Open Payments program, created under Section 6002 of the Affordable Care Act, or the ACA, and its implementing regulations, which imposes new annual reporting requirements for specified manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to annually report certain payments and transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

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

●

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices (generally as negotiated between the Medicare Part D plan and the pharmacy) of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Since its enactment, there have been judicial and congressional challenges to numerous provisions of the ACA, and we expect there will be additional challenges and amendments in the future. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress will likely consider additional legislation to repeal or repeal and replace other elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, establish an international price index for Medicare Part B pricing and to eliminate the Medicaid drug rebate cap. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2015 at a price of $11.00 per share, our stock price has ranged from $1.15 to $26.15 through May 13, 2019. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Many of the factors described above are not within our control. For instance, in May 2016, we announced that the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to four for the approval of APADAZ but voted 18 to two against inclusion of abuse-deterrent labeling for APADAZ. The announcement was followed by a substantial decrease in the trading price of our common stock on the NASDAQ Global Market. Additionally, when we announced in June 2016 that the FDA had issued a CRL for the APADAZ NDA, the trading price of our common stock on the NASDAQ Global Market was subject to another substantial decrease. We cannot guarantee that future announcements will not have similar effects on the trading price of our common stock.

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

In June 2014, we issued to Deerfield (i) the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred at an exercise price of $0.78 per share, which is exercisable until June 2, 2024, and (ii) the Deerfield Convertible Note, which bears interest at 9.75% per annum. Upon completion of our IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of our common stock at an exercise price of $5.85 per share and the outstanding principal and accrued interest under the Deerfield Convertible Note became convertible into shares of our common stock at a conversion price of $5.85 per share. The Deerfield Warrant and Deerfield Convertible Note each include an exercise or conversion, as applicable, price protection provision, pursuant to which the exercise or conversion, as applicable, price of the warrant or note will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Warrant's exercise price or the Deerfield Convertible Note's conversion price, as applicable, or the closing sale price of our common stock as reported on the NASDAQ Global Market on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, pursuant to the terms of our fourth  and seventh amendments to the Deerfield Warrant and Deerfield Convertible Note, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Convertible Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under the Purchase Agreement or the Second ATM Agreement.

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

According to the terms of the Deerfield Convertible Note, as amended, in no event may Deerfield convert the Deerfield Convertible Note to the extent such conversion would result in Deerfield beneficially owning more than 4.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Convertible Note into a limited number of shares due to this conversion limitation, the Deerfield Convertible Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Convertible Note is convertible into 1,166,998 shares of our common stock, assuming a conversion date of March 31, 2019. The conversion price of the Deerfield Convertible Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Convertible Note’s conversion price or the closing sale price of our common stock as reported on the NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Convertible Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under the Purchase Agreement or the Second ATM Agreement.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. In November 2018, we entered into a supplemental indenture with U.S. Bank National Association, as trustee, to that certain Indenture, dated as of February 9, 2016, relating to our 2021 Notes. Pursuant to the supplemental indenture, the Indenture was amended to allow each Holder, as defined in the Indenture, or any beneficial holder of any 2021 Notes to, at its option, elect a limit on beneficial ownership as to such Holder or beneficial owner, but not as to any other Holder or beneficial owner, that is less than or equal to the 9.985% Cap, as defined in the Indenture, or any other limit previously elected and then applicable to such Holder or beneficial owner upon written notice delivered to us at least three business days prior to the date of effectiveness of such beneficial ownership limit, or such shorter period as may be agreed upon by the us, specifying the percentage of shares of our common stock outstanding for the beneficial ownership limit that shall apply to such Holder or beneficial owner. Without regard to this conversion limitation, the 2021 Notes are convertible into 4,481,182 shares of our common stock, assuming a conversion date of March 31, 2019.

In October 2018, we entered into the Exchange Agreement with Deerfield and Deerfield Special Situations Fund, L.P. Under the Exchange Agreement, Deerfield and Deerfield Special Situations Fund, L.P. exchanged an aggregate of $9,577,000 principal amount of our 2021 Notes for an aggregate of 9,577 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, an aggregate of 3,192,334 shares of common stock were issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the option of the holders thereof, provided that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. As of March 31, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

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

In September 2018, we entered into the Second ATM Agreement under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. RBCCM may sell common stock under the Second ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). To the extent that we direct RBCCM to make any sales of our common stock under the Second ATM Agreement, our stockholders may experience additional dilution, which could cause our stock price to fall. As of March 31, 2019, we have not sold any shares of common stock under the Second ATM Agreement.

In February 2019, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, we also entered into the Registration Rights Agreement, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. As of March 31, 2019, we have sold 1,401,271 shares of common stock to Lincoln Park under the Purchase Agreement for approximately $2.7 million in gross proceeds.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of March 31, 2019, we had $83.4 million of convertible notes outstanding, consisting of $6.7 million of the Deerfield Convertible Note and $76.7 million of 2021 Notes.

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

Deerfield has the right, subject to some conditions, to require us to file one or more registration statements covering its shares of our common stock, including shares issued or issuable upon conversion or exercise of the Deerfield Convertible Note and Deerfield Warrant, as applicable, or to include such shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of March 31, 2019, we had federal net operating loss carryforwards of approximately $204.2 million, due to prior period losses, $138.1 million of which, if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. For our fiscal year ended December 31, 2018, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting on an annual basis. This requires that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

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

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 5, 2018).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibit 3.1, Exhibit 3.1.1 and Exhibit 3.2 hereof.
4.2	Registration Rights Agreement, dated February 28, 2019, by and between KemPharm, Inc. and Lincoln Park Capital Fund, LLC (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.1	Seventh Amendment to Senior Secured Convertible Note and Sixth Amendment to Warrant, dated February 28, 2019, between KemPharm, Inc. and Deerfield Private Design Fund III, L.P. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.2#	Third Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.3	Purchase Agreement, dated February 28, 2019, by and between the KemPharm, Inc. and Lincoln Park Capital Fund, LLC. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.4#*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2014 Equity Incentive Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: May 14, 2019	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)