Form 10-Q
period 2019-06-30
KEMPHARM, INC
filed 2019-08-13
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Total shares of common stock outstanding as of August 12, 2019: 29,758,543

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,308	$18,409
Marketable securities	—	3,260
Prepaid expenses and other current assets	1,332	2,052
Total current assets	8,640	23,721
Property and equipment, net	1,613	1,753
Operating lease right-of-use assets	1,718	—
Restricted cash	490	710
Other long-term assets	548	562
Total assets	$13,009	$26,746

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$7,862	$8,342
Current portion of convertible notes	6,497	3,333
Current portion of capital lease obligation	—	214
Current portion of operating lease liabilities	394	—
Other current liabilities	222	115
Total current liabilities	14,975	12,004
Convertible notes, less current portion, net	75,551	78,105
Derivative and warrant liability	1,686	2,118
Capital lease obligation, less current portion	—	396
Operating lease liabilities, less current portion	2,048	—
Other long-term liabilities	296	689
Total liabilities	94,556	93,312

Commitments and contingencies (Note D)

Stockholders’ deficit:
Preferred stock:
Series A convertible preferred stock, $0.0001 par value, 9,578 shares authorized, 9,577 shares issued and 3,337 shares outstanding as of June 30, 2019 (unaudited) and December 31, 2018	—	—
Undesignated preferred stock, $0.0001 par value, 9,990,422 shares authorized, no shares issued or outstanding as of June 30, 2019 (unaudited) and December 31, 2018	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 28,858,543 shares issued and outstanding as of June 30, 2019 (unaudited); 26,455,352 shares issued and outstanding as of December 31, 2018	3	3
Additional paid-in capital	161,190	154,623
Accumulated deficit	(242,740)	(221,192)
Total stockholders' deficit	(81,547)	(66,566)
Total liabilities and stockholders' deficit	$13,009	$26,746

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,803	10,488	13,334	22,125
General and administrative	2,989	3,420	5,827	6,552
Total operating expenses	7,792	13,908	19,161	28,677
Loss from operations	(7,792)	(13,908)	(19,161)	(28,677)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(305)	(390)	(610)	(780)
Interest expense on principal	(1,232)	(1,419)	(2,461)	(2,861)
Fair value adjustment related to derivative and warrant liability	(21)	5,562	432	(4,179)
Interest and other income, net	84	123	235	238
Total other (expense) income	(1,474)	3,876	(2,404)	(7,582)
Loss before income taxes	(9,266)	(10,032)	(21,565)	(36,259)
Income tax benefit	9	39	17	47
Net loss	$(9,257)	$(9,993)	$(21,548)	$(36,212)

Net loss per share:
Basic	$(0.33)	$(0.65)	$(0.78)	$(2.41)
Diluted	$(0.33)	$(0.91)	$(0.78)	$(2.41)

Weighted average number of shares of common stock outstanding:
Basic	28,386,119	15,317,536	27,548,657	15,056,161
Diluted	28,386,119	16,548,751	27,548,657	15,056,161

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock
	Series A
	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2018	$—	$—	$1	$107,209	$(164,726)	$(57,516)
Net loss	—	—	—	—	(26,219)	(26,219)
Stock-based compensation expense	—	—	—	1,281	—	1,281
Issuance of common stock in connection with ATM, net of commissions	—	—	1	2,797	—	2,798
Offering expenses charged to equity	—	—	—	(27)	—	(27)
Balance as of March 31, 2018	—	—	2	111,260	(190,945)	(79,683)
Net loss	—	—	—	—	(9,993)	(9,993)
Stock-based compensation expense	—	—	—	1,378	—	1,378
Issuance of common stock in connection with ATM, net of commissions	—	—	—	1,194	—	1,194
Offering expenses charged to equity	—	—	—	(11)	—	(11)
Conversion of principal and interest on Deerfield Convertible Note	—	—	—	3,502	—	3,502
Exercise of stock options	—	—	—	68	—	68
Balance as of June 30, 2018	$—	$—	$2	$117,391	$(200,938)	$(83,545)

	Preferred Stock
	Series A
	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2019	$—	$—	$3	$154,623	$(221,192)	$(66,566)
Net loss	—	—	—	—	(12,291)	(12,291)
Stock-based compensation expense	—	—	—	1,290	—	1,290
Issuance of common stock in connection with Purchase Agreement	—	—	—	2,721	—	2,721
Write-off of deferred offering costs	—	—	—	10	—	10
Balance as of March 31, 2019	—	—	3	158,644	(233,483)	(74,836)
Net loss	—	—	—	—	(9,257)	(9,257)
Stock-based compensation expense	—	—	—	1,317	—	1,317
Issuance of common stock in connection with Purchase Agreement	—	—	—	1,229	—	1,229
Balance as of June 30, 2019	$—	$—	$3	$161,190	$(242,740)	$(81,547)

See accompanying notes to financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(21,548)	$(36,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,607	2,659
Non-cash interest expense	1,919	2,195
Amortization of debt issuance costs and debt discount	610	780
Depreciation and amortization expense	153	166
Fair value adjustment related to derivative and warrant liability	(432)	4,179
Write-off of deferred offering costs	10	—
Change in assets and liabilities:
Prepaid expenses and other assets	734	(1,030)
Operating lease right-of-use assets	(1,718)	—
Accounts payable and accrued expenses	(2,399)	4,063
Operating lease liabilities	2,442	—
Other liabilities	(788)	(51)
Net cash used in operating activities	(18,410)	(23,251)

Cash flows from investing activities:
Purchases of property and equipment	(17)	—
Maturities of marketable securities	3,260	24,911
Net cash provided by investing activities	3,243	24,911

Cash flows from financing activities:
Proceeds from equity line of credit	3,950	—
Proceeds from at-the-market offering, net of commissions	—	3,992
Repayment of obligations under capital lease	—	(94)
Repayment of principal on finance lease liabilities	(104)	—
Proceeds from exercise of common stock options	—	68
Net cash provided by financing activities	3,846	3,966
Net decrease in cash, cash equivalents and restricted cash	(11,321)	5,626
Cash, cash equivalents and restricted cash, beginning of period	19,119	11,971
Cash, cash equivalents and restricted cash, end of period	$7,798	$17,597

Supplemental cash flow information:
Cash paid for interest	$2,455	$2,863
Deferred offering costs included in accounts payable and accrued expenses	105	—
Conversion of Deerfield Convertible Note principal and interest	—	3,502
Property and equipment included in accounts payable and accrued expenses	—	3

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 (the "Annual Report").

Going Concern

The unaudited condensed financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring losses from operations and negative operating cash flows and has a stockholders' deficit and net working capital (current assets less current liabilities) deficit, and its existing cash and cash equivalents and restricted cash are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from date these unaudited condensed financial statements are issued. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations. The Company's ability to continue as a going concern may require additional financing to fund its operations. The perception of the Company's inability to continue as a going concern may make it more difficult to obtain financing for the continuation of operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to the Company on acceptable terms, or at all.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these financial statements are issued. Based upon the Company's current operating plan the Company believes existing cash resources are sufficient to fund operating expense and capital investment requirements into, but not through, the third quarter of 2019. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows and additional financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents and restricted cash, as well as, additional financing through the Company's active registration statement on Form S-3 covering the sale of up to $150.0 million of the Company's common stock, preferred stock, and debt and/or warrants, if available. After the Company filed its Annual Report, in order to issue securities under this registration statement, it must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that the Company may sell pursuant to the registration statement during any twelve-month period. At the time it sells securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities it has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of its outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation was updated immediately after the Company’s filed the Annual Report and the amount of securities the Company was then able to sell under the registration statement on Form S-3 during a 12-month period was approximately $18.5 million, of which the Company filed prospectus supplements to register (i) approximately $15.3 million for sales under the Purchase Agreement (as defined below); and (ii) approximately $3.2 million for sales under the Second ATM Agreement (as defined below). Based on this calculation, the Company expects it will be unable to sell additional securities beyond those amounts pursuant to its effective registration statement on Form S-3 for a period of twelve months, unless and until the market value of its outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement. As of June 30, 2019, the Company has sold 2,201,271 shares of common stock for approximately $4.0 million in gross proceeds under the Purchase Agreement and no shares of common stock under the Second ATM Agreement.

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

Entry into Second ATM Agreement

In September 2018, the Company entered into a Common Stock Sales Agreement (the “Second ATM Agreement”) with RBC Capital Markets, LLC (“RBCCM”) under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as its sales agent. The Company’s registration statement on Form S-3 contemplated under the Second ATM Agreement was declared effective by the SEC on October 17, 2016. The registration statement on Form S-3 includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement. In March 2019, the Company filed an updated prospectus supplement regarding the Second ATM Agreement covering the offering of up to $3.2 million of shares of common stock in order to be in compliance with Instruction I.B.6 of Form S-3. As of June 30, 2019, the Company has not sold any shares of common stock under the Second ATM Agreement.

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

Entry into Purchase Agreement

In February 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of common stock from time to time over the 36-month term of the Purchase Agreement, and upon execution of the Purchase Agreement the Company issued an additional 120,200 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. As of June 30, 2019, the Company has sold 2,201,271 shares of common stock to Lincoln Park under the Purchase Agreement for approximately $4.0 million in gross proceeds.

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

The Company must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Facility Agreement on the fourth and fifth anniversaries of the Deerfield Facility Agreement. Deerfield has amended the terms of the Facility Agreement to extend the due date of the outstanding principal payment (originally due on June 2, 2019) and accrued interest payment (originally due on July 1, 2019) to August 16, 2019. The Company is then also obligated to repay the balance of the outstanding principal amount on February 14, 2020. The Company prepaid all outstanding interest and principal on the Term Note in February 2016. The outstanding principal amount due on the fourth anniversary of the Deerfield Facility Agreement and the related accrued but unpaid interest as of such date was converted in common stock of the Company in accordance with the provisions of the Deerfield Convertible Note, as amended. Refer to the section entitled Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note below.

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

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of June 30, 2019 and December 31, 2018, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of June 30, 2019, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 9,577 shares of which were issued in the fiscal year ended December 31, 2018 and 3,337 shares of which were outstanding as of December 31, 2018 and June 30, 2019.

In October 2018, the Company entered into the Exchange Agreement. Under the Exchange Agreement the Company issued to the Holders 9,577 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, there were an aggregate of 3,192,334 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below). The Series A Preferred Stock is convertible at any time at the option of the Holders, provided that the Holders are prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of the Company's common stock then issued and outstanding. The Series A Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share of Series A Preferred Stock, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock on an as-converted basis. With respect to rights upon liquidation, the Series A Preferred Stock ranks senior to the common stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series A Preferred Stock), the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that the holders of Series A Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Certificate of Designation also provides for partial liquidated damages in the event that the Company fails to timely convert shares of Series A Preferred Stock into common stock in accordance with the Certificate of Designation. As of June 30, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

As of June 30, 2019, the Company has 3,337 shares of Series A Preferred Stock outstanding, which are convertible into 1,112,334 shares of common stock. Refer to Note C for a further discussion of the Exchange Agreement.

F.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of June 30, 2019 and December 31, 2018, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 28,858,543 and 26,455,352 shares of common stock were issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, the Company had reserved authorized shares of common stock for future issuance as follows:

	June 30, 2019	December 31, 2018
Conversion of Deerfield Convertible Note	1,167,302	1,167,607
Conversion of 2021 Notes	4,481,182	4,481,182
Outstanding awards under equity incentive plans	5,067,069	3,704,755
Outstanding common stock warrants	2,423,077	2,527,763
Conversion of Series A Convertible Preferred Stock	1,112,334	1,112,334
Possible future issuances under equity incentive plans	259,119	648,272
Total common shares reserved for future issuance	14,510,083	13,641,913

Common Stock Activity

The following table summarizes common stock activity for the six months ended June 30, 2019:

Shares of Common Stock
Balance as of December 31, 2018	26,455,352
Common stock issued under Purchase Agreement	1,521,471
Balance as of March 31, 2019	27,976,823
Common stock issued under Purchase Agreement	800,000
Restricted stock awards vested during the period	81,720
Balance as of June 30, 2019	28,858,543

In September 2018, the Company terminated the First ATM Agreement with Cowen. Prior to termination of the First ATM Agreement, the Company sold an aggregate of 762,338 shares of common stock under the First ATM Agreement resulting in gross proceeds to the Company of $4.9 million. As of June 30, 2019, the Company has not sold any shares of common stock under the Second ATM Agreement. Refer to Note A for a further discussion of the First and Second ATM Agreements.

In October 2018, the Company entered into an underwriting agreement with RBCCM pursuant to which the Company issued and sold 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to the Company's registration statement on Form S-3. Refer to Note A for a further discussion of the underwritten public offering.

Also in October 2018, the Company entered into the Exchange Agreement pursuant to which the Company issued to the Holders 9,577 shares of Series A Preferred Stock. As of June 30, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock. Refer to Note C for a further discussion of the Exchange Agreement.

Warrants

During 2013, the Company issued $3.8 million of convertible notes and the warrants (the “2013 Warrants”) to purchase 1,079,453 shares of equity securities in a future financing meeting specified requirements (a “Qualified Financing”). The 2013 Warrants allow the holders to purchase shares of the same class and series of equity securities issued in the Qualified Financing for an exercise price equal to the per share price paid by the purchasers of such equity securities in the Qualified Financing. When the Company entered into the Deerfield Facility Agreement, the 2013 Warrants became warrants to purchase 1,079,453 shares of Series D Preferred. Upon completion of the IPO, the 2013 Warrants automatically converted into warrants to purchase 143,466 shares of the Company’s common stock at an exercise price of $5.85 per share. The 2013 Warrants expired on June 2, 2019.

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

In connection with a Collaboration and License Agreement (the “License Agreement”) with KVK Tech, Inc. (“KVK”), in October 2018, the Company issued to KVK a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.30 per share, which reflected the closing price of the Company’s common stock on the Nasdaq Global Market on execution date of the License Agreement (the “KVK Warrant”). The KVK Warrant is initially not exercisable for any shares of common stock. Upon the achievement of each of four specified milestones under the KVK Warrant, the KVK Warrant will become exercisable for an additional 125,000 shares, up to an aggregate of 500,000 shares of the Company’s common stock. The exercise price and the number and type of shares underlying the KVK Warrant are subject to adjustment in the event of specified events, including a reclassification of the Company’s common stock, a subdivision or combination of the Company’s common stock, or in the event of specified dividend payments. The KVK Warrant is exercisable until October 24, 2023. Upon exercise, the aggregate exercise price may be paid, at KVK’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise.

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the condensed statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset in the condensed balance sheets.

G.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 5,076,694 as of June 30, 2019. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2019, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,058,214 shares.

During the second quarter of 2019, the Company granted to each non-employee member of the Company's board of directors (each a "non-employee Director") two separate fully vested restricted stock awards ("RSAs") under the 2014 Plan. The RSAs were granted in lieu of the quarterly cash compensation payable under the Company's Third Amended and Restated Non-Employee Director Compensation Policy to each non-employee Director for service as a member of the Company's board of directors, and applicable committees thereof, in the first and second quarters of 2019. For the first and second quarter of 2019, RSAs were granted for a total of 42,436 and 39,284 shares of common stock, respectively.

During the three and six months ended June 30, 2019, no stock options were exercised. During the three and six months ended June 30, 2018, stock options were exercised for a total of 22,375 and 23,682 shares of common stock, respectively.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	$363	$412	$796	$787
General and administrative	954	968	1,811	1,872
Total stock-based compensation expense	$1,317	$1,380	$2,607	$2,659

There was no stock-based compensation expense related to performance-based awards recognized during the three or six months ended June 30, 2019 or 2018.

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

The fair value of the Deerfield Convertible Note was $6.4 million and $6.2 million, respectively, as of June 30, 2019 and December 31, 2018. The fair value of the 2021 Notes was $56.4 million and $51.2 million, respectively, as of June 30, 2019 and December 31, 2018. Both the Deerfield Convertible Note and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note and 2021 Notes as of June 30, 2019 and December 31, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2019 and December 31, 2018 (in thousands):

	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$1,211	$—	$—	$1,211
Embedded Warrant Put Option	212	—	—	212
Fundamental change and make-whole interest provisions embedded in 2021 Notes	—	—	—	—
Deerfield Note Conversion Feature	14	—	—	14
KVK Warrant liability	249	—	249	—
Total liabilities	$1,686	$—	$249	$1,437

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$1,557	$—	$—	$1,557
Embedded Warrant Put Option	154	—	—	154
Fundamental change and make-whole interest provisions embedded in 2021 Notes	—	—	—	—
Deerfield Note Conversion Feature	134	—	—	134
KVK Warrant liability	273	—	273	—
Total liabilities	$2,118	$—	$273	$1,845

Trading securities:
Certificates of deposit	$246	$246	$—	$—
U.S. Treasury securities	3,014	3,014	—	—
Total assets	$3,260	$3,260	$—	$—

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of June 30, 2019 and December 31, 2018, the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reported on the condensed balance sheets in derivative and warrant liability. As of December 31, 2018, the trading securities are reported on the condensed balance sheets in marketable securities. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option as of June 30, 2019 and December 31, 2018. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reflected in the condensed statements of operations for the three and six months ended June 30, 2019 and 2018 as a fair value adjustment related to derivative and warrant liability.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of June 30, 2019 and December 31, 2018, the KVK Warrant liability is reported on the condensed balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the statements of operations for the three and six months ended June 30, 2019 as a fair value adjustment related to derivative and warrant liability. The changes in the fair value of the KVK Warrant liability are not reflected in the condensed statements of operations for the three and six months ended June 30, 2018 since it was not issued until October 2018.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Balance as of beginning of period	$1,421	$17,450	$1,845	$7,709
Adjustment to fair value	16	(5,562)	(408)	4,179
Balance as of end of period	$1,437	$11,888	$1,437	$11,888

I.	Net Loss Per Share

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

Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2019 and the six months ended June 30, 2018 because the effects of potentially dilutive items were anti-dilutive for the respective periods. For the three months ended June 30, 2018, certain dilutive items were anti-dilutive for the period and are presented in the table immediately below. The items which were dilutive for the three months ended June 30, 2018 are included in the reconciliation of basic net loss per share of common stock to diluted net loss per share of common stock below.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended June 30		Six months ended June 30,
	2019	2018	2019	2018
Warrants to purchase common stock	2,423,077	104,686	2,423,077	2,027,763
Awards under equity incentive plans	5,067,069	3,682,996	5,067,069	3,682,996
Deerfield Convertible Note	1,167,302	—	1,167,302	1,148,124
2021 Notes	4,481,182	5,040,914	4,481,182	5,040,914
Series A Convertible Preferred Stock	1,112,334	—	1,112,334	—
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	14,250,964	8,828,596	14,250,964	11,899,797

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

The components of lease expense were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
Lease Cost	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$30	$61
Interest on lease liabilities	11	22
Total finance lease cost	41	83
Operating lease cost	124	248
Short-term lease cost	58	115
Variable lease cost	6	21
Less: sublease income	(25)	(50)
Total lease costs	$204	$417

Supplemental cash flow information related to leases was as follows (in thousands):

Six months ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$22
Financing cash flows from finance leases	104
Operating cash flows from operating leases	217
Operating cash flows from short-term leases	115
Operating cash flows from variable lease costs	21

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$737
Operating leases	1,852

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

June 30,
2019
Finance Leases
Property and equipment, at cost	$1,013
less: accumulated depreciation and amortization	(337)
Property and equipment, net	$676

Other current liabilities	$222
Other long-term liabilities	284
Total finance lease liabilities	$506

Operating Leases
Operating lease right-of-use assets	$1,718
Total operating lease right-of-use assets	$1,718

Current portion of operating lease liabilities	$394
Operating lease liabilities, less current portion	2,048
Total operating lease liabilities	$2,442

Weighted Average Remaining Lease Term
Finance leases	2 years
Operating leases	6 years

Weighted Average Discount Rate
Finance leases	7.7%
Operating leases	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2019 (excluding the six months ended June 30, 2019)	$128	$286
2020	251	499
2021	163	449
2022	11	461
2023	—	472
Thereafter	—	903
Total lease payments	553	3,070
Less: future interest expense	(47)	(628)
Lease liabilities	$506	$2,442

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our partnering process for our ADHD product candidates, including expectations about the timing and potential terms of a partnering agreement;

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and result of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our product candidates and partnered asset;

●	the size and characteristics of the markets that may be addressed by our product candidates and partnered asset;

●	our intention to seek to establish or the potential outcome of any strategic collaborations or partnerships for the development or sale of our product candidates and partnered asset;

●	our expectations as to future financial performance, expense levels and liquidity sources; and

●	the timing of commercializing our product candidates and partnered asset.

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

To date, we have not generated any revenue. We have incurred operating losses since our inception and, as of June 30, 2019, had an accumulated deficit of $242.7 million and a net working capital (current assets less current liabilities) deficit of $6.3 million. Our losses from operations for the three and six months ended June 30, 2019 and 2018 were $7.8 million and $13.9 million and $19.2 million and $28.7 million, respectively.

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

Our pipeline of product candidates in active development is summarized in the table below:

Selected KemPharm Product Candidates

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (ER)	KP415	Clinical	NDA Submission - Q4 2019
Methylphenidate (ER)	KP484	Clinical	NDA Submission - 2020 Pivotal Efficacy Trial Data - 2020
SUD
Methylphenidate (ER)	KP879	Preclinical

We intend to seek approval of KP415 and KP484 under the 505(b)(2) NDA pathway, which will allow us to rely on the FDA's previous findings of safety and effectiveness for one or more approved products. We anticipate submitting a 505(b)(2) NDA for KP415 in the fourth quarter of 2019 and reporting additional pharmacokinetic, or PK, and pivotal efficacy trial data and submitting a 505(b)(2) NDA for KP484 in 2020.

We have initiated a partnering process for our ADHD product candidates, KP415 and KP484, which is focused on securing a partner that is dedicated to maximizing the commercial value of these product candidates. We are engaged in discussions with multiple parties and believe that we are entering into the final stages of this process with the goal of completing the process as early as the end of the third quarter of 2019.

KP879 is our product candidate for the treatment of SUD including, for example, abuse or misuse of cocaine, methamphetamine and prescription stimulants. Currently there are no approved drugs in the United States for SUD.

KemPharm Partnered Asset

Product Name	Key Milestone
APADAZ	Commercial Launch - H2 2019

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

We have also developed a number of product candidates focused on the treatment of pain, in addition to our partnered asset, APADAZ. As of the date of this report, we have chosen to redirect our development efforts to focus on our clinical ADHD program and preclinical SUD program, and do not anticipate engaging in substantial development efforts, if any, on our pain program during the fiscal year ending December 31, 2019.

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

Other Third-Party Agreements

Under our March 2012 asset purchase agreement with Shire Pharmaceuticals, LLC, or Shire, Shire has a right of first refusal to acquire, license or commercialize KP415 and KP484. In early 2019, Shire was acquired by Takeda Pharmaceutical Company, Ltd, or Takeda, and now holds this right of first refusal.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Period-to-
	2019	2018	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,803	10,488	(5,685)
General and administrative	2,989	3,420	(431)
Total operating expenses	7,792	13,908	(6,116)
Loss from operations	(7,792)	(13,908)	6,116
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(305)	(390)	85
Interest expense on debt principal	(1,232)	(1,419)	187
Fair value adjustment related to derivative and warrant liability	(21)	5,562	(5,583)
Interest and other income, net	84	123	(39)
Total other (expense) income	(1,474)	3,876	(5,350)
Loss before income taxes	(9,266)	(10,032)	766
Income tax benefit	9	39	(30)
Net loss	$(9,257)	$(9,993)	$736

Net Loss

Net loss for the three months ended June 30, 2019 was $9.3 million, a decrease of $0.7 million compared to net loss for the three months ended June 30, 2018 of $10.0 million. The decrease was primarily attributable to a decrease in loss from operations of $6.1 million and a decrease in net interest expense and other items of $0.2 million; partially offset by a change in fair value adjustment related to an increase of $21,000 in the derivative and warrant liability compared to an decrease in this liability of $5.6 million in the prior-year period.

Research and Development

Research and development expenses decreased by $5.7 million, from $10.5 million for the three months ended June 30, 2018, to $4.8 million for the three months ended June 30, 2019. This decrease was primarily attributable to a decrease in net third-party research and development costs.

General and Administrative

General and administrative expenses decreased by $0.4 million, from $3.4 million for the three months ended June 30, 2018, to $3.0 million for the three months ended June 30, 2019. This decrease was primarily attributable to a decrease in professional fees, personnel-related costs and other miscellaneous general and administrative costs.

Other (Expense) Income

We had other expense of $1.5 million for the three months ended June 30, 2019 compared to other income of $3.9 million for the three months ended June 30, 2018. This period-to-period change was primarily attributable to the change in the fair value adjustment related to changes in derivative and warrant liability.

Comparison of the six months ended June 30, 2019 and 2018 (in thousands):

	Six months ended June 30,		Period-to-
	2019	2018	Period Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	13,334	22,125	(8,791)
General and administrative	5,827	6,552	(725)
Total operating expenses	19,161	28,677	(9,516)
Loss from operations	(19,161)	(28,677)	9,516
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(610)	(780)	170
Interest expense on debt principal	(2,461)	(2,861)	400
Fair value adjustment related to derivative and warrant liability	432	(4,179)	4,611
Interest and other income, net	235	238	(3)
Total other (expense) income	(2,404)	(7,582)	5,178
Loss before income taxes	(21,565)	(36,259)	14,694
Income tax benefit	17	47	(30)
Net loss	$(21,548)	$(36,212)	$14,664

Net Loss

Net loss for the six months ended June 30, 2019 was $21.5 million, a decrease of $14.7 million compared to net loss for the six months ended June 30, 2018 of $36.2 million. The decrease was primarily attributable to a decrease in loss from operations of $9.5 million, a change in fair value adjustment related to a decrease of $0.4 million in the derivative and warrant liability compared to an increase in this liability of $4.2 million in the prior-year period and a decrease in net interest expense and other items of $0.5 million.

Research and Development

Research and development expenses decreased by $8.8 million, from $22.1 million for the six months ended June 30, 2018, to $13.3 million for the six months ended June 30, 2019. This decrease was primarily attributable to a decrease in net third-party research and development costs and personnel-related costs.

General and Administrative

General and administrative expenses decreased by $0.7 million, from $6.6 million for the six months ended June 30, 2018, to $5.8 million for the six months ended June 30, 2019. This decrease was primarily attributable to a decrease in professional fees, personnel-related costs and other miscellaneous general and administrative costs.

Other (Expense) Income

Other (expense) income decreased by $5.2 million, from expense of $7.6 million for the six months ended June 30, 2018, to expense of $2.4 million for the six months ended June 30, 2019. This period-to-period change was primarily attributable to the change in the fair value adjustment related to changes in derivative and warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2019, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, or IPO, at-the-market offering, underwritten public offerings and through our purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park. As of June 30, 2019, we had cash and cash equivalents of $7.3 million and restricted cash of $0.5 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the Securities and Exchange Commission, or SEC, on October 17, 2016. Based on the market value of our outstanding common stock held by non-affiliates as of March 1, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018, in order to issue securities under this registration statement, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation was updated immediately after we filed our Annual Report on Form 10-K for the year ended December 31, 2018 on March 1, 2019. As of that date, the amount of securities we are able to sell under the registration statement on Form S-3 during a 12-month period was approximately $18.5 million, of which prospectus supplements were filed to register (i) approximately $15.3 million for sales under the Purchase Agreement, and (ii) approximately $3.2 million for sales under our Common Stock Sales Agreement, or the Second ATM Agreement, with RBC Capital Markets, LLC, or RBCCM. Based on this calculation, we expect that we will be unable to sell additional securities beyond those amounts pursuant to our effective registration statement on Form S-3 for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement.

In September 2018, we entered into the Second ATM Agreement with RBCCM, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. The registration statement on Form S-3 contemplated under the Second ATM Agreement includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement. In March 2019, we filed an updated prospectus supplement regarding the Second ATM Agreement covering the offering of up to $3.2 million of shares of common stock in order to be in compliance with Instruction I.B.6 of Form S-3. As of June 30, 2019, we have not sold any shares of common stock under the Second ATM Agreement.

In October 2018, we entered into an underwriting agreement with RBCCM pursuant to which we sold 8,333,334 shares of our common stock in an underwritten public offering pursuant to the our registration statement on Form S-3. Our net proceeds from the offering were approximately $23.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

In February 2019, we entered into the Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and upon execution of the Purchase Agreement we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. As of June 30, 2019, we have sold 2,201,271 shares of our common stock to Lincoln Park under the Purchase Agreement for approximately $4.0 million in gross proceeds.

We have initiated a partnering process for our ADHD product candidates, KP415 and KP484, which is focused on securing a partner that is dedicated to maximizing the commercial value of these product candidates. We are engaged in discussions with multiple parties and believe that we are entering into the final stages of this process with the goal of completing the process as early as the end of the third quarter of 2019.  While there can be no guarantee that we will be successful in partnering our ADHD product candidates or as to the structure of any such transaction, we expect that any partnering agreement would provide for upfront payments and short- and medium-term milestone payments, as well as royalties on product sales if either of these product candidates receives regulatory approval and has a successful commercial launch.

We have incurred operating losses since our inception and, as of June 30, 2019, had an accumulated deficit of $242.7 million and a net working capital (current assets less current liabilities) deficit of $6.3 million. We anticipate that we will continue to incur operating losses for at least the next several years. Our recurring operating losses, negative cash flows from operations and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Convertible Debt

As of June 30, 2019, we had $83.4 million of convertible notes outstanding, consisting of the 9.75% senior secured loan due 2020, or the Deerfield Convertible Note, in the principal amount of $6.7 million and the 5.50% Senior Convertible Notes due 2021, or the 2021 Notes, in the aggregate principal amount of $76.7 million.

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

The Deerfield Convertible Note bears interest at 9.75% per annum. Interest accrued on the outstanding balance under the Deerfield Convertible Note is due quarterly in arrears. We must repay one-third of the outstanding principal amount of the Deerfield Convertible Note on the fourth and fifth anniversaries of the Deerfield Facility Agreement (June 2018 and June 2019). In June 2018, Deerfield agreed to convert the $3,333,333 of the principal amount then due, plus $168,288 of accrued interest, into 598,568 shares of our common stock. Deerfield has amended the terms of the Facility Agreement to extend the due date of the outstanding principal payment (originally due on June 2, 2019) and accrued interest payment (originally due on July 1, 2019) to August 16, 2019. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020. Prepayment of the outstanding balance is not allowed without written consent of Deerfield.

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

The Deerfield Facility Agreement also includes high yield discount obligation protections that went into effect in June 2019. Going forward, if at any interest payment date our outstanding indebtedness under the Deerfield Facility Agreement would qualify as an "applicable high yield discount obligation" under the Internal Revenue Code of 1986, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification.

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

As of June 30, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(18,410)	$(23,251)
Net cash provided by investing activities	3,243	24,911
Net cash provided by financing activities	3,846	3,966
Net decrease in cash, cash equivalents and restricted cash	$(11,321)	$5,626

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities of $18.4 million consisted of a net loss of $21.5 million, primarily attributable to our spending on research and development programs and $1.7 million in changes in working capital; partially offset by $4.9 million in adjustments for non-cash items. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $2.6 million, non-cash interest expense of $1.9 million, amortization of debt issuance costs and debt discount of $0.6 million and $0.2 million related to depreciation, amortization and other items; partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $0.4 million. The changes in working capital consisted of $2.4 million related to a change in accounts payable and accrued expenses, $1.7 million related to operating lease right-of-use assets and $0.8 million related to a change in other liabilities; partially offset by $0.7 million related to a change in prepaid expenses and other assets and $2.4 million related to operating lease liabilities.

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

Investing Activities

For the six months ended June 30, 2019, net cash provided by investing activities was $3.2 million, which was primarily attributable to maturities of marketable securities.

For the six months ended June 30, 2018, net cash provided by investing activities was $24.9 million, which was entirely attributable to maturities and sales of marketable securities.

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $3.8 million, which was primarily attributable to proceeds from sales of our common stock under the Purchase Agreement of $4.0 million; partially offset by repayment of principal on finance lease liabilities of $0.1 million.

For the six months ended June 30, 2018, net cash provided by financing activities was $4.0 million. This consisted of net proceeds from the issuance of common stock under a common stock sales agreement we had previously entered into with Cowen and Company of $4.0 million and proceeds from the exercise of common stock options of $0.1 million, partially offset by repayment of $0.1 million of obligations under capital lease arrangements.

Future Funding Requirements

We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan and existing cash resources as of June 30, 2019, we believe our existing resources are sufficient to fund operating expense and capital investment requirements into, but not through, the third quarter of 2019.

Potential near-term sources of additional funding include:

●	sales of common stock under the Second ATM Agreement;
●	sales of common stock under the Purchase Agreement;
●	any revenues generated under the License Agreement; and
●	any upfront payments or short-term milestone payments that we may be able to negotiate in connection with partnering our ADHD product candidates, assuming our partnering process is successful.

We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses. For instance, pursuant to the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement. Accordingly, we cannot guarantee that we will be able to sell the full $15.0 million subject to the terms of the Purchase Agreement. Further, due to limitations of Instruction I.B.6. of Form S-3 described in more detail below, we may sell only approximately $3.2 million under our Second ATM Agreement.

To date, we have not generated any revenue and as of June 30, 2019, we have a net working capital (current assets less current liabilities) deficit of $6.3 million. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless our License Agreement with KVK produces such revenue and/or we obtain regulatory approval of and commercialize one of our product candidates. While we have entered into the License Agreement to commercialize APADAZ in the United States, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. We also expect to continue to incur additional costs associated with operating as a public company. In addition, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution of any of our product candidates that achieve regulatory approval.

Our unaudited condensed financial statements for the quarter ended June 30, 2019, includes an explanatory paragraph, within Note A, stating that our recurring losses, negative operating cash flows and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from the License Agreement, sales under our Purchase Agreement or Second ATM Agreement or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We will need substantial additional funding in the very short term to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts or cease operations altogether.

Based on our current operating plan, our existing resources are expected to be sufficient to fund our operating expense and capital investment requirements into, but not through, the third quarter of 2019. We do not currently have sufficient funds to finance our continuing operations beyond the short-term or to substantially advance our product candidates further into clinical development. We have no current source of revenues to sustain our present activities, and we do not expect to generate revenues until, and unless, the FDA or other regulatory agencies approve our product candidates and we successfully commercialize any such product candidates or our partner, KVK, successfully commercializes APADAZ. Accordingly, our ability to continue as a going concern will require us to obtain, in the short term, additional financing to fund our operations. In order to substantially advance development of our product candidates, we will need to obtain additional funding in connection with our continuing operations from one or more equity offerings, including pursuant to our Purchase Agreement with Lincoln Park, the Second ATM Agreement with RBCCM, debt financings, the License Agreement or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from sales under the Purchase Agreement, the Second ATM Agreement or the License Agreement, or be successful in completing other transactions, that will fund our operating expenses. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Even if we are able to fund continued development and any of our product candidates are approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize any product candidate. Our future capital requirements will depend on many factors, including:

●	the progress and results of our preclinical studies, clinical trials, chemistry, manufacturing and controls, or CMC, and other product development and commercialization activities;

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;

●	the ability to obtain differentiating claims in the labels for our product candidates;

●	the number and development requirements of other product candidates that we may pursue;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the efforts necessary to institute post-approval regulatory compliance requirements;

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

●	our success in entering into a partnering agreement for our ADHD product candidates and the terms of any such agreement;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

●	the extent to which we acquire or in-license other product candidates and technologies; and

●	the extent to which we are able to enter into a collaboration to commercialize one or more of our product candidates or technologies.

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

We have incurred operating losses since our inception and, as of June 30, 2019, had an accumulated deficit of $242.7 million and a net working capital (current assets less current liabilities) deficit of $6.3 million. Our loss from operations for the three and six months ended June 30, 2019 and 2018, were $7.8 million and $13.9 million and $19.2 million and $28.7 million, respectively. We have financed our operations through June 30, 2019 with funds raised in private placements of redeemable convertible preferred stock, in  the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock. In February 2019, we also entered into the Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and upon execution of the Purchase Agreement we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. As of June 30, 2019, we have sold 2,201,271 shares of our common stock to Lincoln Park under the Purchase Agreement for approximately $4.0 million in gross proceeds.

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

●	increase CMC activities related to the potential commercialization of any of our product candidates for which we may obtain regulatory approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	add operational systems and personnel, if needed, to support any future commercialization efforts.

To become and remain profitable, we must succeed in developing and eventually commercializing prodrugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials and obtaining regulatory approval of our product candidates, and manufacturing, marketing and selling, whether ourselves or through a license with a third party, any of our product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are in various stages of these activities for our product candidates, and we cannot guarantee that any strategy we adopt will be successful. For instance, in October 2018, we entered into the License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. We may never succeed in commercialization activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, APADAZ or our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products and we do not currently know when, APADAZ or any of our product candidates will be commercially available. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the License Agreement from commercial sales of APADAZ. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. On June 2, 2014, we entered into the Deerfield Facility Agreement with Deerfield. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. The Deerfield Facility Agreement also includes high yield discount obligation protections that went into effect in June 2019. Going forward, if at any interest payment date our outstanding indebtedness under the Deerfield facility would qualify as an "applicable high yield discount obligation" under the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification. Additionally, in February 2016, we issued the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive non-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate's safety and efficacy for each indication and manufacturing quality. Additionally, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or that any future trials will be successful. For example, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to 4 for the approval of APADAZ but voted 18 to 2 against inclusion of abuse-deterrent labeling for APADAZ. Additionally, in June 2016, we received a CRL from the FDA for the APADAZ NDA. Following a FDRR process and detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In February 2018, we announced that the FDA approved the NDA for APADAZ.

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

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for APADAZ and our other applicable product candidates. For example, in April 2014, the FDA approved class-wide labeling changes to the indications for use of all approved ER/LA opioids, so that ER/LA opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. These changes have reduced the number of prescriptions for opioids written by physicians and negatively impact the potential market for APADAZ or our other applicable product candidates. The FDA also held a public meeting in October 2014, on the development and regulation of abuse-deterrent formulations of opioid medications. Further, the Centers for Disease Control and Prevention previously issued draft guidelines for the prescribing of opioids for chronic pain, providing recommendations for primary care providers prescribing opioids for chronic pain on when to initiate or continue opioids, opioid selection and discontinuation, and the assessment of the risk and addressing harms of opioid use, among other areas. It is possible that FDA, or other regulatory bodies, will announce new regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for APADAZ or our other applicable product candidates.

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

Our prodrug development programs and the potential commercialization of our product candidates, if approved, will require substantial additional capital. For some of our product candidates, we may need to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we are currently in discussions with potential commercial partners for our ADHD assets, but cannot guarantee that we will be successful in entering into a collaboration with any such potential partner on commercially reasonable terms or at all.

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

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We will face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, drug delivery companies and academic and research institutions. Our competitors may develop or market drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also have significantly more resources than us and be more successful than us in manufacturing and marketing their products.

If approved, KP415 and KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Janssen's Concerta, Tris Pharma's QUILLIVANT XR and QUILLICHEW ER, Novartis' RITALIN, FOCALIN and Focalin XR, UCB's METADATE CD, Noven's Daytrana, nEOS tHERAPEUTICS' CONTEMPLA XR-ODT and Adlon Therapeutics' Adhansia XR, in addition to multiple other branded and generic methylphenidate products. In addition, if approved, KP415 and KP484 will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as APADAZ, and any prodrug products that may be approved in the future, are commercialized. This includes the risk that our products may be misused. For example, APADAZ does, and we anticipate that any other product candidates we may choose to develop in the future, if approved may, carry a boxed warning regarding lethality if our oral tablets or capsules are prepared for injection and hepatotoxicity, as is commonly done by abusers of opioids. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities on behalf of ourselves. Regardless of merit or eventual outcome, liability claims may result in:

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

APADAZ does, and if any of our product candidates receive marketing approval they may, have a label that limits their approved uses, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, which could limit sales of the product. For instance, we expect that at least some of our product candidates would likely be required to carry boxed warnings, including warnings regarding tampering, lethality if our oral tablets or capsules are prepared for injection and hepatotoxicity.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2015 at a price of $11.00 per share, our stock price has ranged from $1.00 to $26.15 through August 12, 2019. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Many of the factors described above are not within our control. For instance, in May 2016, we announced that the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to 4 for the approval of APADAZ but voted 18 to 2 against inclusion of abuse-deterrent labeling for APADAZ. The announcement was followed by a substantial decrease in the trading price of our common stock on the NASDAQ Global Market. Additionally, when we announced in June 2016 that the FDA had issued a CRL for the APADAZ NDA, the trading price of our common stock on the NASDAQ Global Market was subject to another substantial decrease. We cannot guarantee that future announcements will not have similar effects on the trading price of our common stock.

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

On May 17, 2019, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market, LLC notifying us that the listing of our common stock was not in compliance with NASDAQ Listing Rule 5450(b)(2)(A) for continued listing on the NASDAQ Global Market, as the market value of our listed securities was less than $50.0 million for the previous 30 consecutive business days. Under NASDAQ Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until November 13, 2019, to regain compliance with the rule. To regain compliance, during this 180-day compliance period, the market value of our listed securities must be at least $50.0 million or more (measured based on closing prices) for a minimum of 10 consecutive business days.

In the event that we do not regain compliance with the NASDAQ Listing Rules prior to the expiration of the 180-day compliance period, we will receive written notification from NASDAQ that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable NASDAQ Listing Rules. If we do not regain compliance within the 180-day compliance period, we may also transfer the listing of our common stock to the NASDAQ Capital Market, provided that we then meet the applicable requirements for continued listing on the NASDAQ Capital Market based on our most recent public filings and market information, including the minimum market value of listed securities requirement of $35.0 million.

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

We expect that we will need significant additional capital in the short term to continue as a going concern and in the future to fund our planned future operations, including to complete potential clinical trials for our product candidates. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.

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

According to the terms of the Deerfield Convertible Note, as amended, in no event may Deerfield convert the Deerfield Convertible Note to the extent such conversion would result in Deerfield beneficially owning more than 4.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Convertible Note into a limited number of shares due to this conversion limitation, the Deerfield Convertible Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Convertible Note is convertible into 1,167,302 shares of our common stock, assuming a conversion date of June 30, 2019. The conversion price of the Deerfield Convertible Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Convertible Note’s conversion price or the closing sale price of our common stock as reported on the NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Convertible Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under the Purchase Agreement or the Second ATM Agreement.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. In November 2018, we entered into a supplemental indenture with U.S. Bank National Association, as trustee, to that certain Indenture, dated as of February 9, 2016, relating to our 2021 Notes. Pursuant to the supplemental indenture, the Indenture was amended to allow each Holder, as defined in the Indenture, or any beneficial holder of any 2021 Notes to, at its option, elect a limit on beneficial ownership as to such Holder or beneficial owner, but not as to any other Holder or beneficial owner, that is less than or equal to the 9.985% Cap, as defined in the Indenture, or any other limit previously elected and then applicable to such Holder or beneficial owner upon written notice delivered to us at least three business days prior to the date of effectiveness of such beneficial ownership limit, or such shorter period as may be agreed upon by the us, specifying the percentage of shares of our common stock outstanding for the beneficial ownership limit that shall apply to such Holder or beneficial owner. Without regard to this conversion limitation, the 2021 Notes are convertible into 4,481,182 shares of our common stock, assuming a conversion date of June 30, 2019.

In October 2018, we entered into the Exchange Agreement with Deerfield and Deerfield Special Situations Fund, L.P. Under the Exchange Agreement, Deerfield and Deerfield Special Situations Fund, L.P. exchanged an aggregate of $9,577,000 principal amount of our 2021 Notes for an aggregate of 9,577 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange, an aggregate of 3,192,334 shares of common stock were issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the option of the holders thereof, provided that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. As of June 30, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

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

In September 2018, we entered into the Second ATM Agreement under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. RBCCM may sell common stock under the Second ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). To the extent that we direct RBCCM to make any sales of our common stock under the Second ATM Agreement, our stockholders may experience additional dilution, which could cause our stock price to fall. As of June 30, 2019, we have not sold any shares of common stock under the Second ATM Agreement.

In February 2019, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, we also entered into the Registration Rights Agreement, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. As of June 30, 2019, we have sold 2,201,271 shares of common stock to Lincoln Park under the Purchase Agreement for approximately $4.0 million in gross proceeds.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of June 30, 2019, we had $83.4 million of convertible notes outstanding, consisting of $6.7 million of the Deerfield Convertible Note and $76.7 million of 2021 Notes.

The Deerfield Convertible Note bears interest at 9.75% per annum. Interest accrued on outstanding debt under the Deerfield Convertible Note is due quarterly in arrears. We must repay one-third of the outstanding principal amount of all debt issued under the Deerfield Convertible Note on the fourth and fifth anniversaries (June 2018 and June 2019) of the Deerfield Convertible Note. In June 2018, Deerfield agreed to convert the $3,333,333 of the principal amount then due, plus $168,288 of accrued interest, into 598,568 shares of our common stock. Deerfield has amended the terms of the Facility Agreement to extend the due date of the outstanding principal payment (originally due on June 2, 2019) and accrued interest payment (originally due on July 1, 2019) to August 16, 2019. We are then obligated to repay the balance of the outstanding principal amount on February 14, 2020. We cannot guarantee that Deerfield will agree to convert any future principal amount owed under the Deerfield Convertible Note into shares of our common stock or further extend the period in which we are required to make any repayments under the Deerfield Convertible Note. If we are required to pay additional outstanding amounts due under the Deerfield Convertible Note prior to or at maturity or otherwise incur unanticipated monetary obligations under the Deerfield Convertible Note, our cash flow available to invest in the ongoing needs of our business may be limited.

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

As of June 30, 2019, we had federal net operating loss carryforwards of approximately $211.7 million, due to prior period losses, $138.1 million of which, if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 5, 2018).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibit 3.1, Exhibit 3.1.1 and Exhibit 3.2 hereof.
10.1#*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2019).
10.2*	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated June 3, 2019.
10.3*	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated June 17, 2019.
10.4*	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated June 24, 2019.
10.5*	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated June 28, 2019.
10.6*	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated July 15, 2019.
10.7*	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated July 31, 2019.
10.8*	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated August 9, 2019.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Stockholders' Deficit, (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: August 13, 2019	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2019	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)