Form 10-Q
period 2019-09-30
KEMPHARM, INC
filed 2019-11-14
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Total shares of common stock outstanding as of November 14, 2019: 33,223,877

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,518	$18,409
Marketable securities	—	3,260
Accounts and other receivables	1,638	140
Prepaid expenses and other current assets	528	1,912
Total current assets	8,684	23,721
Property and equipment, net	1,541	1,753
Operating lease right-of-use assets	1,649	—
Restricted cash	490	710
Other long-term assets	526	562
Total assets	$12,890	$26,746

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$3,095	$8,342
Current portion of convertible notes	6,718	3,333
Current portion of capital lease obligation	—	214
Current portion of operating lease liabilities	369	—
Other current liabilities	227	115
Total current liabilities	10,409	12,004
Convertible notes, less current portion, net	70,553	78,105
Derivative and warrant liability	335	2,118
Capital lease obligation, less current portion	—	396
Operating lease liabilities, less current portion	1,976	—
Other long-term liabilities	237	689
Total liabilities	83,510	93,312

Commitments and contingencies (Note D)

Stockholders’ deficit:
Preferred stock:
Series A convertible preferred stock, $0.0001 par value, 9,578 shares authorized, 9,577 shares issued and 3,337 shares outstanding as of September 30, 2019 (unaudited) and December 31, 2018	—	—
Series B-1 convertible preferred stock, $0.0001 par value, 1,576 shares authorized, 1,576 shares issued and 789 shares outstanding as of September 30, 2019 (unaudited); no shares authorized, issued or outstanding as of December 31, 2018	—	—
Series B-2 convertible preferred stock, $0.0001 par value, 27,000 shares authorized, no shares issued or outstanding as of September 30, 2019 (unaudited); no shares authorized, issued or outstanding as of December 31, 2018	—	—
Undesignated preferred stock, $0.0001 par value, 9,961,846 shares authorized, no shares issued or outstanding as of September 30, 2019 (unaudited); 9,990,422 shares authorized, no shares issued or outstanding as of December 31, 2018	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 32,387,382 shares issued and outstanding as of September 30, 2019 (unaudited); 26,455,352 shares issued and outstanding as of December 31, 2018	3	3
Additional paid-in capital	169,054	154,623
Accumulated deficit	(239,677)	(221,192)
Total stockholders' deficit	(70,620)	(66,566)
Total liabilities and stockholders' deficit	$12,890	$26,746

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$11,463	$—	$11,463	$—
Operating expenses:
Cost of revenue	1,000	—	1,000	—
Research and development	3,616	13,330	16,950	35,455
General and administrative	3,613	2,992	9,440	9,544
Severance expense	—	1,636	—	1,636
Total operating expenses	8,229	17,958	27,390	46,635
Income (loss) from operations	3,234	(17,958)	(15,927)	(46,635)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(371)	(326)	(981)	(1,106)
Interest expense on principal	(1,208)	(1,367)	(3,669)	(4,228)
Fair value adjustment related to derivative and warrant liability	1,351	4,468	1,783	289
Interest and other income, net	60	52	295	290
Total other (expense) income	(168)	2,827	(2,572)	(4,755)
Income (loss) before income taxes	3,066	(15,131)	(18,499)	(51,390)
Income tax (expense) benefit	(3)	60	14	107
Net income (loss)	$3,063	$(15,071)	$(18,485)	$(51,283)

Net income (loss) per share of common stock:
Basic	$0.09	$(0.94)	$(0.65)	$(3.33)
Diluted	$0.06	$(0.94)	$(0.65)	$(3.33)

Weighted average number of shares of common stock outstanding:
Basic	30,126,704	16,033,923	28,417,450	15,385,663
Diluted	31,672,149	16,033,923	28,417,450	15,385,663

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Equity
Balance as of January 1, 2019	$—	$—	$—	$—	$3	$154,623	$(221,192)	$(66,566)
Net loss	—	—	—	—	—	—	(12,291)	(12,291)
Stock-based compensation expense	—	—	—	—	—	1,290	—	1,290
Issuance of common stock in connection with Purchase Agreement	—	—	—	—	—	2,721	—	2,721
Write-off of deferred offering costs	—	—	—	—	—	10	—	10
Balance as of March 31, 2019	—	—	—	—	3	158,644	(233,483)	(74,836)
Net loss	—	—	—	—	—	—	(9,257)	(9,257)
Stock-based compensation expense	—	—	—	—	—	1,317	—	1,317
Issuance of common stock in connection with Purchase Agreement	—	—	—	—	—	1,229	—	1,229
Balance as of June 30, 2019	—	—	—	—	3	161,190	(242,740)	(81,547)
Net income	—	—	—	—	—	—	3,063	3,063
Stock-based compensation expense	—	—	—	—	—	1,057	—	1,057
Issuance of common stock in connection with Purchase Agreement	—	—	—	—	—	1,496	—	1,496
Conversion of principal on 2021 Notes	—	—	—	—	—	3,000	—	3,000
Change in fair value of embedded conversion feature in connection with debt modification	—	—	—	—	—	2,311	—	2,311
Balance as of September 30, 2019	$—	$—	$—	$—	$3	$169,054	$(239,677)	$(70,620)

See accompanying notes to financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT, (continued)

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2018	$—	$—	$—	$—	$1	$107,209	$(164,726)	$(57,516)
Net loss	—	—	—	—	—	—	(26,219)	(26,219)
Stock-based compensation expense	—	—	—	—	—	1,281	—	1,281
Issuance of common stock in connection with ATM, net of commissions	—	—	—	—	1	2,797	—	2,798
Offering expenses charged to equity	—	—	—	—	—	(27)	—	(27)
Balance as of March 31, 2018	—	—	—	—	2	111,260	(190,945)	(79,683)
Net loss	—	—	—	—	—	—	(9,993)	(9,993)
Stock-based compensation expense	—	—	—	—	—	1,378	—	1,378
Issuance of common stock in connection with ATM, net of commissions	—	—	—	—	—	1,194	—	1,194
Offering expenses charged to equity	—	—	—	—	—	(11)	—	(11)
Conversion of principal and interest on Deerfield Convertible Note	—	—	—	—	—	3,502	—	3,502
Exercise of stock options	—	—	—	—	—	68	—	68
Balance as of June 30, 2018	—	—	—	—	2	117,391	(200,938)	(83,545)
Net loss	—	—	—	—	—	—	(15,071)	(15,071)
Stock-based compensation expense	—	—	—	—	—	2,586	—	2,586
Issuance of common stock in connection with ATM, net of commissions	—	—	—	—	—	836	—	836
Offering expenses charged to equity	—	—	—	—	—	(151)	—	(151)
Balance as of September 30, 2018	$—	$—	$—	$—	$2	$120,662	$(216,009)	$(95,345)

See accompanying notes to financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,485)	$(51,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,664	5,245
Non-cash interest expense	988	1,123
Amortization of debt issuance costs and debt discount	981	1,106
Depreciation and amortization expense	229	245
Fair value adjustment related to derivative and warrant liability	(1,783)	(289)
Write-off of deferred offering costs	10	—
Change in assets and liabilities:
Accounts and other receivables	(1,498)	(86)
Prepaid expenses and other assets	1,420	(960)
Operating lease right-of-use assets	(1,649)	—
Accounts payable and accrued expenses	(6,073)	5,780
Operating lease liabilities	2,345	—
Other liabilities	(788)	(86)
Net cash used in operating activities	(20,639)	(39,205)

Cash flows from investing activities:
Purchases of property and equipment	(21)	(6)
Maturities of marketable securities	3,260	25,374
Net cash provided by investing activities	3,239	25,368

Cash flows from financing activities:
Proceeds from equity line of credit	5,446	—
Proceeds from at-the-market offering, net of commissions	—	4,828
Repayment of obligations under capital lease	—	(142)
Repayment of principal on finance lease liabilities	(157)	—
Proceeds from exercise of common stock options	—	68
Net cash provided by financing activities	5,289	4,754
Net decrease in cash, cash equivalents and restricted cash	(12,111)	(9,083)
Cash, cash equivalents and restricted cash, beginning of period	19,119	11,971
Cash, cash equivalents and restricted cash, end of period	$7,008	$2,888

Supplemental cash flow information:
Cash paid for interest	$4,602	$5,280
Deferred offering costs included in accounts payable and accrued expenses	105	68
Deerfield Convertible Note principal and interest converted to common stock	—	3,502
Property and equipment financed under a lease agreement	—	52
2021 Notes principal converted to common stock	1,424	—
2021 Notes principal converted to Series B-1 Preferred Stock	1,576	—
Change in fair value of embedded conversion feature recorded as debt discount in connection with debt modification	2,311	—

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 (the "Annual Report").

Going Concern

The unaudited condensed financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring negative operating cash flows and has a stockholders' deficit and net working capital (current assets less current liabilities) deficit, and its existing cash and cash equivalents and restricted cash are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from date these unaudited condensed financial statements are issued. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations. The Company's ability to continue as a going concern may require additional financing to fund its operations. The perception of the Company's inability to continue as a going concern may make it more difficult to obtain financing for the continuation of operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to the Company on acceptable terms, or at all.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these financial statements are issued. Based upon the Company's current operating plan the Company believes existing cash resources are sufficient to fund operating expense and capital investment requirements into, but not through, the second quarter of 2020. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, the forebearance of the Company's lenders and additional financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents and restricted cash, as well as payments arising from our license agreements and additional financing through the Company's active registration statement on Form S-3 covering the sale of up to $150.0 million of the Company's common stock, preferred stock, and debt and/or warrants, if available (the “Current Registration Statement”). In October 2019, the Company filed a registration on Form S-3 covering the sale of up to $80.0 million of the Company's common stock, preferred stock, and debt and/or warrants (the “Replacement Registration Statement”). Once the Replacement Registration Statement is declared effective by the SEC, the Company will no longer make any sales under the Current Registration Statement.

After the Company filed its Annual Report, in order to issue securities under the Current Registration Statement and the Replacement Registration Statement, once effective, it must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that the Company may sell pursuant to the registration statements during any twelve-month period. At the time it sells securities pursuant to the applicable registration statement, the amount of securities to be sold plus the amount of any securities it has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of its outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation was updated immediately after the Company’s filed the Annual Report and the amount of securities the Company was then able to sell under a registration statement on Form S-3 during a 12-month period was approximately $18.5 million, of which the Company filed prospectus supplements to register (i) approximately $15.3 million for sales under the Purchase Agreement (as defined below); and (ii) approximately $3.2 million for sales under the Second ATM Agreement (as defined below). Based on this calculation, the Company expects it will be unable to sell additional securities beyond those amounts pursuant to the Current Registration Statement or the Replacement Registration Statement, once effective, for a period of twelve months, unless and until the market value of its outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement. As of September 30, 2019, the Company has sold 3,401,271 shares of common stock for approximately $5.4 million in gross proceeds under the Purchase Agreement and no shares of common stock under the Second ATM Agreement.

Reclassifications

During the third quarter of 2019, the Company began presenting accounts and other receivables as a separate line item on the condensed balance sheets and condensed statements of cash flows. In prior periods, accounts and other receivables were reported within the prepaid expenses and other current assets line items in the condensed balance sheets and condensed statements of cash flows. In accordance with GAAP, the change in current period presentation requires a  reclassification of prior period balances. The reclassification of prior period balances resulted in a reduction of prepaid expenses and other current assets of $0.1 million on the Company’s condensed balance sheet for the period ended December 31, 2018 and a reduction in change in prepaid expenses and other assets of $0.1 million on the Company's condensed statement of cash flows for the nine month period ended September 30, 2018. This reclassification had no effect on the condensed statements of operations.

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

Entry into Second ATM Agreement

In September 2018, the Company entered into a Common Stock Sales Agreement (the “Second ATM Agreement”) with RBC Capital Markets, LLC (“RBCCM”) under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as its sales agent. The Company’s registration statement on Form S-3 contemplated under the Second ATM Agreement was declared effective by the SEC on October 17, 2016. The registration statement on Form S-3 includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement. In March 2019, the Company filed an updated prospectus supplement regarding the Second ATM Agreement covering the offering of up to $3.2 million of shares of common stock in order to be in compliance with Instruction I.B.6 of Form S-3. As of September 30, 2019, the Company has not sold any shares of common stock under the Second ATM Agreement.

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

Entry into Purchase Agreement

In February 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of common stock from time to time over the 36-month term of the Purchase Agreement, and upon execution of the Purchase Agreement the Company issued an additional 120,200 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. As of September 30, 2019, the Company has sold 3,401,271 shares of common stock to Lincoln Park under the Purchase Agreement for approximately $5.4 million in gross proceeds.

Entry into License Agreement

In September 2019, the Company entered into a Collaboration and License Agreement (the “KP415/484 License Agreement”) with Commave Therapeutics SA, an affiliate of Gurnet Point Capital (“Commave”). Under the KP415/484 License Agreement, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing serdexmethylphenidate ("SDX") and d-methylphenidate ("d-MPH"), including KP415, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by the Company containing SDX and developed to treat ADHD or any other central nervous system disorder (the “Additional Product Candidates” and, collectively with KP415 and KP484, the “Licensed Product Candidates”). Pursuant to the KP415/484 License Agreement, Commave (i) paid the Company an upfront payment of $10.0 million; (ii) agreed to pay milestone payments of up to $63.0 million upon the occurrence of specified regulatory milestones related to the KP415 and KP484; (iii) agreed to pay additional payments of up to $420.0 million upon the achievement of specified U.S. sales milestones; and (iv) has agreed to pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415/484 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415/484 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415/484 License Agreement) for the applicable product.

Commave has also agreed to be responsible and reimburse the Company for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the Commave License Agreement.

The KP415/484 License Agreement also establishes a joint steering committee, which will monitor progress in the development of the KP415 and KP484. Subject to the oversight of the joint steering committee, the Company otherwise retains all responsibility for the conduct of all regulatory activities required to obtain new drug application approval of KP415 and KP484; provided that Commave shall be the sponsor of any clinical trials conducted by the Company on behalf of Commave.

In accordance with the terms of the Company’s March 20, 2012 Termination Agreement with Aquestive Therapeutics (formerly known as MonoSol Rx, LLC), Aquestive Therapeutics has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to KP415, KP484 or KP879 under the KP415/484 License Agreement.

B.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the useful lives of property and equipment, the recoverability of long-lived assets, the incremental borrowing rate for leases, and assumptions used for purposes of determining stock-based compensation, income taxes, and the fair value of the derivative and warrant liability, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”), starting January 1, 2018. However, the Company had no revenue at that time.

Arrangements with Multiple-Performance Obligations

From time to time, the Company enters into arrangements for research and development, manufacturing and/or commercialization services. Such arrangements may require the Company to deliver various rights, services, including intellectual property rights/licenses, research and development services, and/or commercialization services. The underlying terms of these arrangements generally provide for consideration to the Company in the form of nonrefundable upfront license fees, development and commercial performance milestone payments, royalty payments, and/or profit sharing.

In arrangements involving more than one performance obligation, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis or using an adjusted market assessment approach if selling price on a stand-alone basis is not available.

The consideration allocated to each distinct performance obligation is recognized as revenue when control of the related goods or services is transferred. Consideration associated with at-risk substantive performance milestones is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Should there be royalties, the Company utilizes the sales and usage-based royalty exception in arrangements that resulted from the license of intellectual property, recognizing revenues generated from royalties or profit sharing as the underlying sales occur.

Licensing Agreements

The Company enters into licensing agreements with licensees that fall under the scope of ASC 606.

The terms of the Company’s licensing agreements typically include one or more of the following: (i) upfront fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products. Each of these payments may result in licensing revenues or an offset against research and development expense.

As part of the accounting for these agreements, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. Generally, the estimation of the stand-alone selling price may include such estimates as, independent evidence of market price, forecasted revenues or costs, development timelines, discount rates, and probability of regulatory success. The Company evaluates each performance obligation to determine if they can be satisfied at a point in time or over time, and it measures the services delivered to the licensee which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Up-front Fees: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time.

Milestone Payments: At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within its or the licensee’s control, such as operational developmental milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment. Revisions to the Company’s estimate of the transaction price may also result in negative licensing revenues and earnings in the period of adjustment.

KP415/484 License Agreement

In September 2019, the Company entered into the KP415/484 License Agreement with Commave under which the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company's product candidates containing SDX and d-MPH, including KP415, KP484, and, at the option of Commave, KP879, KP922 and/or any other product candidate developed by the Company containing SDX and developed to treat ADHD or any other central nervous system disorder. The license granted to Commave is distinct from other performance obligations as Commave can benefit from the license either on its own or together with other resources that are readily available and the license is separately identifiable from other promises in the KP415/484 License Agreement.

In exchange for the exclusive, worldwide license, discussed above, Commave paid the Company a non-refundable upfront payment of $10.0 million. The Company is also entitled to additional payments from Commave of up to $63.0 million, conditioned upon the achievement of specified regulatory milestones related to KP415 and KP484. In addition, the Company is entitled to payments from Commave of up to $420.0 million in the aggregate, conditioned upon the achievement of certain U.S. sales milestones, which are dependent upon, among other things, the timing of approval for a new drug application for KP415 and its final approved label, if any. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415/484 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415/484 License Agreement

Commave also agreed to be responsible for and reimburse the Company for all of development, commercialization and regulatory expenses incurred on the licensed products, subject to certain limitations as set forth in the KP415/484 License Agreement. As part of this agreement the Company is obligated to perform consulting services on behalf of Commave related to the licensed products. For these consulting services, Commave has agreed to pay the Company a set rate per hour on any consulting services performed on behalf of Commave for the benefit of the licensed products.

The KP415/484 License Agreement is considered to be within the scope of ASC 606, as the transaction represents a contract with a customer where the the participants function in a customer / vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the KP415/484 License Agreement. Using the concepts of ASC 606, the Company has identified the grant of the exclusive, worldwide license and the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, as its only two performance obligations. The Company further determined that the transaction price under the agreement was $10.0 million upfront payment plus the fair value of the Development Costs (as defined in the KP415/484 License Agreement) which was allocated among the performance obligations based on their respective related stand-alone selling price.

The consideration allocated to the grant of the exclusive, worldwide license was $10.0 million, which reflects the standalone selling price. The Company utilized the adjusted market assessment approach to determine this standalone selling price which included analyzing prospective offers received from various entities throughout our licensing negotiation process as well as the consideration paid to other competitors in the market for a similar type transaction. The Company determined that the intellectual property licensed under the KP415/484 License Agreement represented functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time as opposed to over time. The revenue related to the grant of the exclusive, worldwide license was recognized at the inception of the KP415/484 License Agreement.

The consideration allocated to the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, was the fair value of the Development Costs (as defined in the KP415/484 License Agreement), which reflects the standalone selling price. The Company utilized a blended approach which took into consideration the adjusted market assessment approach and the expected cost plus a margin approach to determine this standalone selling price. This blended approach utilized the adjusted market approach and expected cost plus margin approach to value the performance of consulting services which included analyzing hourly rates of vendors in the a market who perform similar services to those of the Company to develop a range and then analyzing the average cost per hour of our internal resources and applying a margin which placed the value in the median of the previously identified range. For the reimbursement of out-of-pocket third-party research and development costs the Company utilized the expected cost plus a margin approach, which included estimating the actual out-of-pocket cost the Company expects to pay to third-parties for research and development costs and applying a margin, if necessary. The Company notes determined that no margin was necessary of these out-of-pocket third-party research and development costs as these are purely pass-through costs and the margin for managing these third-party activities is included within the value of the performance of consulting services. The Company determined that the performance of consulting services, including reimbursement of out-of-pocket third-party research and development costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable out-of-pocket third-party research and development costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity's right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity's performance completed to date.

Under the KP415/484 License Agreement, Commave was granted an exclusive option to include Additional Products as Product(s) (both as defined in the KP415/484 License Agreement) under the KP415/484 License Agreement (the "Additional Product Option"). In addition to the Additional Product Option, Commave was also granted a right of first refusal ("ROFR") to acquire, license and/or commercialize any of the Additional Product Candidates should they choose not to exercise the Additional Product Option. Should Commave just to exercise the Additional Product Option on any Additional Product Candidates, Commave and the Company shall negotiate in good faith regarding the economic terms of such Additional Product. Further, should Commave exercise the ROFR on any Additional Product Candidate, the economic terms of the agreement shall be the same as those offered to the third-party. Under ASC 606 an option to acquire additional goods or services on gives rise to a performance obligation if the option provides a material right to the customer. The Company concluded that the above described Additional Product Option and ROFR do not constitute material rights to the customer as Commave would acquire the goods or services at a to be negotiated price, which the Company expects to approximate fair value and therefore Commave would not receive a material discount on these goods or services and would obtain at market rates.

The Company is entitled to additional payments from Commave conditioned upon the achievement of specified regulatory milestones related to KP415 and KP484 and the achievement of certain U.S. sales milestones, which are dependent upon, among other things, the timing of approval for a new drug application for KP415 and its final approved label, if any. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415/484 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415/484 License Agreement. The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

During the three and nine months ended September 30, 2019, the Company recognized revenue of $11.5 million, which is comprised of a $10.0 million non-refundable payment for an exclusive, worldwide license, $1.2 million of reimbursement of out-of-pocket third-party research and development costs and $0.3 million for the performance of consulting services. In addition, as of September 30, 2019, the Company had receivables in the amount of $0.3 million and $1.2 million related to the performance of consulting services and the reimbursement of out-of-pocket third-party research and development costs, respectively. The cost of revenue associated with revenue recognized under the agreement with Commave was $1.0 million for the three and nine months ended September 30, 2019. There was no revenue recognized, or associated receivables and cost revenue, for the three and nine months ended September 30, 2018 or as of December 31, 2018. There was no deferred revenue related to this agreement as of September 30, 2019 or December 31, 2018.

Accounts and Other Receivables

Accounts and other receivables consists of receivables under the KP415/484 License Agreement, as well as income tax and other receivables due to the Company. Receivables under the KP415/484 License Agreement are recorded for amounts due to the Company related to reimbursable out-of-pocket third-party research and development costs and performance of consulting services. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. As of September 30, 2019 and December 31, 2018 no reserve or allowance has been established.

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

Application of New or Revised Accounting Standards—Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the FASB finalized on August 28, 2018, including the consideration of costs and benefits. This update applies to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company does not expect the adoption of ASU 2018-13 to have a material impact on the Company's financial statements and disclosures.

C.	Debt Obligations

Deerfield Facility Agreement

In June 2014, the Company entered into a $60 million facility agreement (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). The first payment to the Company under the terms of the Deerfield Facility Agreement consisted of a term loan of $15 million (the “Term Note”) and a senior secured loan of $10 million (the “Deerfield Convertible Note”). As of June 30, 2016, Deerfield was no longer obligated to provide the Company any additional disbursements under the Deerfield Facility Agreement. All loans issued under the Deerfield Facility Agreement originally bore interest at 9.75% per annum, and now bear interest at 6.75% per annum. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Note into shares of the Company’s common stock at an initial conversion price of $5.85 per share (the "Deerfield Note Put Option").

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

The Company originally had to repay one-third of the outstanding principal amount of all debt issued under the Deerfield Facility Agreement on the fourth and fifth anniversaries of the Deerfield Facility Agreement. On September 3, 2019, the Company entered into an exchange agreement and amendment to facility agreement (discussed below) with Deerfield and Deerfield Special Situations Fund, L.P., which amended the Deerfield Facility Agreement, in order to (i) reduce the interest rate applicable under the Deerfield Facility Agreement from 9.75% to 6.75%, (ii) provide for “payment in kind” of interest on the Loans (as defined in the Deerfield Facility Agreement), and (iii) defer the Loan payments due pursuant to the Deerfield Facility Agreement until June 1, 2020. The Company is also obligated to repay $3,333,333 of principal, as well as interest capitalized from the date of the amendment through the payment date of February 14, 2020. The Company prepaid all outstanding interest and principal on the Term Note in February 2016. The outstanding principal amount due on the fourth anniversary of the Deerfield Facility Agreement and the related accrued but unpaid interest as of such date was converted in common stock of the Company in accordance with the provisions of the Deerfield Convertible Note, as amended. Refer to the section entitled Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note below.

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

Refer to the sections entitled Exchange Agreement and Exchange Agreement and Fifth Amendment to Facility Agreement below for a further discussion of the exchange of a portion of the 2021 Notes for shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock") and Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the "Series B-1 Preferred Stock").

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

Exchange Agreement

In October 2018, the Company entered into an Exchange Agreement (the “October 2018 Exchange Agreement”) with Deerfield and Deerfield Special Situations Fund, L.P. (the “Holders”). Under the October 2018 Exchange Agreement, the Holders exchanged an aggregate of $9,577,000 principal amount of the 2021 Notes for an aggregate of 9,577 shares of Series A Preferred Stock. The Company also agreed to pay the Holders an amount of $95,105 in cash, which represented the amount of accrued and unpaid interest on the exchanged notes. The October 2018 Exchange Agreement contains customary representations, warranties and covenants made by the Company and the Holders. The October 2018 Exchange Agreement required the Company to reimburse the Holders for up to $25,000 of expenses relating to the exchange.

As a condition to closing of the October 2018 Exchange Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series A Preferred Stock.

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,334 shares of common stock issuable upon conversion of the then outstanding Series A Preferred Stock (without giving effect to the limitation on conversion described below), and, as of September 30, 2019, there were an aggregate of 1,112,334 shares of common stock issuable upon conversion of the then outstanding Series A Preferred Stock (without giving effect to the limitation on conversion described below). The Series A Preferred Stock is convertible at any time at the option of the Holders, provided that the Holders are prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding. The Series A Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share of Series A Preferred Stock, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock on an as-converted basis. With respect to rights upon liquidation, the Series A Preferred Stock ranks senior to the common stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series A Preferred Stock), the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series A Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series A Certificate of Designation also provides for partial liquidated damages in the event that the Company fails to timely convert shares of Series A Preferred Stock into common stock in accordance with the Series A Certificate of Designation.

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

Exchange Agreement and Fifth Amendment to Facility Agreement

On September 3, 2019, the Company entered into an Exchange Agreement and Amendment to Facility Agreement (the “September 2019 Exchange Agreement”) with the Holders. Under the September 2019 Exchange Agreement, the Company issued an aggregate of 1,499,894 shares of the Company’s common stock and an aggregate of 1,576 shares of the Company’s Series B-1 Convertible Preferred Stock (such shares of common stock and Series B-1 Preferred Stock, the “Initial Exchange Shares”), in exchange for the cancellation of an aggregate of $3,000,000 principal amount of the Company’s 2021 Notes. The September 2019 Exchange Agreement provides the Holders the option to exchange up to an additional aggregate of $27,000,000 principal amount of the 2021 Notes (the “Optional Exchange Principal Amount”) for shares of common stock or shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), subject to the terms and conditions set forth in the September 2019 Exchange Agreement, including limits as to the principal amount that can be exchanged prior to specified dates therein. If the Holders choose to exchange any portion of the Optional Exchange Principal Amount for shares of Series B-2 Preferred Stock, such exchange will be effected at an exchange price of $1,000 per share. If the Holders choose to exchange any portion of the Optional Exchange Principal Amount for shares of common stock, such exchange will be effected at an exchange price equal to the greater of (i) $0.9494, which represents the last sale price of the common stock on the Nasdaq Global Market on September 3, 2019, or (ii) the average of the volume-weighted average price of the common stock on the Nasdaq Global Market on each of the 15 trading days immediately preceding such exchange.

The September 2019 Exchange Agreement also amended the Deerfield Facility Agreement, in order to (i) reduce the interest rate applicable under the Deerfield Facility Agreement from 9.75% to 6.75%, (ii) provide for “payment in kind” of interest on the Loans (as defined in the Deerfield Facility Agreement), and (iii) defer the Loan payments pursuant to the Deerfield Facility Agreement until June 1, 2020. The September 2019 Exchange Agreement contains customary representations, warranties and covenants made by the Company and the Holders. The September 2019 Exchange Agreement also requires the Company to reimburse the Holders for up to $150,000 of expenses relating to the transactions contemplated by the September 2019 Exchange Agreement.

The Company determined the changes to the Deerfield Facility Agreement met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and Deerfield granted a concession. The amendments to the terms of the Deerfield Facility Agreement resulted in no gain on restructuring because the total cash outflows required under the amended Deerfield Facility Agreement exceeded the carrying value of the original Deerfield Facility Agreement immediately prior to amendment. Prospectively, the Deerfield Facility Agreement, and the associated Deerfield Convertible Note will continue to be carried net of the associated discount and debt issuance costs which will be amortized and recorded as interest expense using a modified effective interest rate based on the amendments.

The changes to the 2021 Notes, under the September 2019 Exchange Agreement, were accounted for as a debt modification with the $2.3 million change in fair value of the embedded conversion feature, associated with the Optional Exchange Principal Amount, recorded as an increase to additional paid in capital and as a debt discount to be amortized to interest expense under the effective interest method over the remaining term of the 2021 Notes.

As a condition to closing of the September 2019 Exchange Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (the “Series B-1 Certificate of Designation”) and a Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock (the “Series B-2 Certificate of Designation”) with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series B-1 Preferred Stock and the Series B-2 Preferred Stock, respectively.

Each share of Series B-1 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to $0.9494 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the September 2019 Exchange Agreement, there were an aggregate of 1,659,996 shares of common stock issuable upon conversion of the then outstanding Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below), and, as of September 30, 2019, there was an aggregate of 831,051 shares of common stock issuable upon conversion of the then outstanding Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). Each share of Series B-2 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to the greater of (i) $0.9494 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of the common stock on the Nasdaq Global Market on each of the 15 trading days immediately preceding such exchange. Immediately following the exchange under the September 2019 Exchange Agreement and as of September 30, 2019, there was an aggregate of 28,439,015 shares of Common Stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Optional Exchange Principal Amount (in each case without giving effect to the limitation on conversion described below).

The Series B Preferred Stock is convertible at any time at the option of the Holders; provided that the Holders are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members of such Holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of the Company entitled to share in such remaining assets of the Company (including the Series A Preferred Stock on an as-converted basis). With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into common stock in accordance with the applicable certificate of designation.

Except as modified by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment, Seventh Amendment and the September 2019 Exchange Agreement, all terms and conditions of the Deerfield Facility Agreement, Deerfield Warrant and Deerfield Convertible Note remained in full force and effect.

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

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of September 30, 2019 and December 31, 2018, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of September 30, 2019, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 1,576 shares were designated as Series B-1 Preferred Stock and 27,000 shares were designated as Series B-2 Preferred Stock. Of the designated preferred stock 3,337 shares of Series A Preferred Stock and 789 shares of Series B Preferred Stock were issued and outstanding as of September 30, 2019. As of December 31, 2018, 3,337 shares of Series A Preferred Stock were issued and outstanding and no shares of Series B-1 Preferred stock were issued or outstanding. No shares of Series B-2 Preferred Stock were issued or outstanding as of September 30, 2019 or December 31, 2018.

In October 2018, the Company entered into the October 2018 Exchange Agreement. Under the October 2018 Exchange Agreement the Company issued to the Holders 9,577 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,334 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below). The Series A Preferred Stock is convertible at any time at the option of the Holders, provided that the Holders are prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of the Company's common stock then issued and outstanding. The Series A Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share of Series A Preferred Stock, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock on an as-converted basis. With respect to rights upon liquidation, the Series A Preferred Stock ranks senior to the common stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series A Preferred Stock), the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that the holders of Series A Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series A Certificate of Designation also provides for partial liquidated damages in the event that the Company fails to timely convert shares of Series A Preferred Stock into common stock in accordance with the Series A Certificate of Designation. As of September 30, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

As of September 30, 2019, the Company has 3,337 shares of Series A Preferred Stock outstanding, which are convertible into 1,112,334 shares of common stock. Refer to Note C for a further discussion of the October 2018 Exchange Agreement.

In September 2019, the Company entered into the September 2019 Exchange Agreement. Under the September 2019 Exchange Agreement the Company issued to the Holders 1,576 shares of Series B-1 Preferred Stock. Each share of Series B-1 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to the greater of (i) $0.9494, which represents the last sale price of the common stock on the Nasdaq Global Market on September 3, 2019, or (ii) the average of the volume-weighted average price of the Common Stock on the Nasdaq Global Market on each of the 15 trading days immediately preceding such exchange (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the September 2019 Exchange Agreement, there were an aggregate of 1,659,996 shares of common stock issuable upon conversion of the Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). The Series B Preferred Stock is convertible at any time at the option of the Holders; provided that the Holders are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members of such Holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of the Company entitled to share in such remaining assets of the Company (including Series A Preferred Stock on an as-converted basis. With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into Common Stock in accordance with the applicable Certificate of Designation. As of September 30, 2019, 787 shares of Series B-1 Preferred Stock have been converted into 828,945 shares of common stock.

As of September 30, 2019, the Company has 789 shares of Series B-1 Preferred Stock outstanding, which are convertible into 831,051 shares of common stock, and no shares of Series B-2 Preferred Stock outstanding. Refer to Note C for a further discussion of the September 2019 Exchange Agreement.

F.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of September 30, 2019 and December 31, 2018, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 32,387,382 and 26,455,352 shares of common stock were issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2019	December 31, 2018
Conversion of Deerfield Convertible Note	1,192,918	1,167,607
Conversion of 2021 Notes not subject to the Optional Exchange Principal Amount	2,727,820	4,481,182
Outstanding awards under equity incentive plans	4,620,891	3,704,755
Outstanding common stock warrants	2,423,077	2,527,763
Conversion of Series A Preferred Stock	1,112,334	1,112,334
Conversion of Series B-1 Preferred Stock	831,051	—
In exchange for the Optional Exchange Principal Amount*	28,439,015
Possible future issuances under equity incentive plans	675,966	648,272
Total common shares reserved for future issuance	42,023,072	13,641,913

* Represents the aggregate number of shares of Common Stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Optional Exchange Principal Amount.

Common Stock Activity

The following table summarizes common stock activity for the nine months ended September 30, 2019:

Shares of Common Stock
Balance as of December 31, 2018	26,455,352
Common stock issued under Purchase Agreement	1,521,471
Balance as of March 31, 2019	27,976,823
Common stock issued under Purchase Agreement	800,000
Restricted stock awards vested during the period	81,720
Balance as of June 30, 2019	28,858,543
Common stock issued under Purchase Agreement	1,200,000
Common stock issued as a result of 2021 Notes principal conversion	1,499,894
Common stock issued as a result of Series B-1 Preferred Stock conversion	828,945
Balance as of September 30, 2019	32,387,382

In September 2018, the Company terminated the First ATM Agreement with Cowen. Prior to termination of the First ATM Agreement, the Company sold an aggregate of 762,338 shares of common stock under the First ATM Agreement resulting in gross proceeds to the Company of $4.9 million. As of September 30, 2019, the Company has not sold any shares of common stock under the Second ATM Agreement. Refer to Note A for a further discussion of the First and Second ATM Agreements.

In October 2018, the Company entered into an underwriting agreement with RBCCM pursuant to which the Company issued and sold 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to the Company's registration statement on Form S-3. Refer to Note A for a further discussion of the underwritten public offering.

Also in October 2018, the Company entered into the October 2018 Exchange Agreement pursuant to which the Company issued to the Holders 9,577 shares of Series A Preferred Stock. As of September 30, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock. Refer to Note C for a further discussion of the October 2018 Exchange Agreement.

On September 3, 2019, the Company entered into the September 2019 Exchange Agreement pursuant to which the Company issued to the Holders 1,499,894 shares of common stock and 1,576 shares of Series B-1 Preferred Stock. As of September 30, 2019, 787 shares of Series B-1 Preferred Stock have been converted into 828,945 shares of common stock. Refer to Note C for a further discussion of the September 2019 Exchange Agreement.

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

In connection with a Collaboration and License Agreement (the “APADAZ License Agreement”) with KVK Tech, Inc. (“KVK”), in October 2018, the Company issued to KVK a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.30 per share, which reflected the closing price of the Company’s common stock on the Nasdaq Global Market on execution date of the APADAZ License Agreement (the “KVK Warrant”). The KVK Warrant is initially not exercisable for any shares of common stock. Upon the achievement of each of four specified milestones under the KVK Warrant, the KVK Warrant will become exercisable for an additional 125,000 shares, up to an aggregate of 500,000 shares of the Company’s common stock. The exercise price and the number and type of shares underlying the KVK Warrant are subject to adjustment in the event of specified events, including a reclassification of the Company’s common stock, a subdivision or combination of the Company’s common stock, or in the event of specified dividend payments. The KVK Warrant is exercisable until October 24, 2023. Upon exercise, the aggregate exercise price may be paid, at KVK’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise.

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the APADAZ License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the condensed statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset in the condensed balance sheets.

G.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 5,076,694 as of September 30, 2019. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2019, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,058,214 shares.

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

During the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019, no stock options were exercised. During the nine months ended September 30, 2018, stock options were exercised for a total of 23,682 shares of common stock.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	$400	$409	$1,196	$1,196
General and administrative	657	941	2,468	2,813
Severance expense	—	1,236	—	1,236
Total stock-based compensation expense	$1,057	$2,586	$3,664	$5,245

There was no stock-based compensation expense related to performance-based awards recognized during the three or nine months ended September 30, 2019 or 2018.

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

The fair value of the Deerfield Convertible Note was $6.5 million and $6.2 million, respectively, as of September 30, 2019 and December 31, 2018. The fair value of the 2021 Notes was $57.9 million and $51.2 million, respectively, as of September 30, 2019 and December 31, 2018. Both the Deerfield Convertible Note and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note and 2021 Notes as of September 30, 2019 and December 31, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2019 and December 31, 2018 (in thousands):

	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$192	$—	$—	$192
Embedded Warrant Put Option	77	—	—	77
Fundamental change and make-whole interest provisions embedded in 2021 Notes	—	—	—	—
Deerfield Note Conversion Feature	—	—	—	—
KVK Warrant liability	66	—	66	—
Total liabilities	$335	$—	$66	$269

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$1,557	$—	$—	$1,557
Embedded Warrant Put Option	154	—	—	154
Fundamental change and make-whole interest provisions embedded in 2021 Notes	—	—	—	—
Deerfield Note Conversion Feature	134	—	—	134
KVK Warrant liability	273	—	273	—
Total liabilities	$2,118	$—	$273	$1,845

Trading securities:
Certificates of deposit	$246	$246	$—	$—
U.S. Treasury securities	3,014	3,014	—	—
Total assets	$3,260	$3,260	$—	$—

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of September 30, 2019 and December 31, 2018, the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reported on the condensed balance sheets in derivative and warrant liability. As of December 31, 2018, the trading securities are reported on the condensed balance sheets in marketable securities. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes, and the embedded Deerfield Note Put Option as of September 30, 2019 and December 31, 2018. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reflected in the condensed statements of operations for the three and nine months ended September 30, 2019 and 2018 as a fair value adjustment related to derivative and warrant liability.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of September 30, 2019 and December 31, 2018, the KVK Warrant liability is reported on the condensed balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the statements of operations for the three and nine months ended September 30, 2019 as a fair value adjustment related to derivative and warrant liability. The changes in the fair value of the KVK Warrant liability are not reflected in the condensed statements of operations for the three and nine months ended September 30, 2018 since it was not issued until October 2018.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance as of beginning of period	$1,437	$11,888	$1,845	$7,709
Adjustment to fair value	(1,168)	(4,468)	(1,576)	(289)
Balance as of end of period	$269	$7,420	$269	$7,420

I.	Net Income (Loss) Per Share of Common Stock

Under the two-class method, for periods with net income, basic net income per share of common stock is computed by dividing the net income attributable to shares of common stock by the weighted average number of shares of common stock outstanding during the period. Net income attributable to shares of common stock is computed by subtracting from net income the portion of current period earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net income (loss) per share of common stock is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding convertible securities under the if-converted method when calculating diluted income (loss) per share of common stock in which it is assumed that the outstanding convertible securities convert into common stock at the beginning of the period or date of issuance, if the convertible security was issued during the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income (loss) per share of common stock during the period.

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 because the effects of potentially dilutive items were anti-dilutive for the respective periods. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Warrants to purchase common stock	500,000	2,027,763	2,423,077	2,027,763
Awards under equity incentive plans	4,620,891	3,707,421	4,620,891	3,707,421
Deerfield Convertible Note	1,192,918	1,167,607	1,192,918	1,167,607
2021 Notes*	31,166,835	5,040,914	31,166,835	5,040,914
Series A Preferred Stock	—	—	1,112,334	—
Series B-1 Preferred Stock	—	—	831,051	—
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	37,480,644	11,943,705	41,347,106	11,943,705

* Inclusive of 28,439,015 of shares of Common Stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Optional Exchange Principal Amount.

The following table reconciles basic net income per share of common stock to diluted net income per share of common stock for the three months ended September 30, 2019 (in thousands, except per share data):

Three months ended
September 30, 2019
Basic net income per share of common stock:
Net income	$3,063
Less: Net income attributable to participating securities	(348)
Net income attributable to shares of common stock	2,715
Less: Dividends declared or accumulated	—
Undistributed net income attributable to shares of common stock, basic	$2,715
Weighted average number of shares of common stock outstanding	30,127
Basic net income per share of common stock	$0.09
Diluted net income per share of common stock:
Net income	$3,063
Less: Fair value adjustment income related to Deerfield Warrant liability	(1,019)
Less: Fair value adjustment income related to embedded Warrant Put Option	(135)
Net income attributable to shares of common stock, diluted	$1,909
Weighted average number of shares of common stock outstanding	30,127
Dilutive effect of Deerfield Warrant	—
Dilutive effect of Series A Preferred	1,112
Dilutive effect of Series B-1 Preferred	433
Weighted average number of shares of common stock outstanding, diluted	31,672
Diluted net income per share of common stock	$0.06

J.	Severance Expense

In August 2018, Daniel L. Cohen resigned from his position as the executive vice president, government and public relations of the Company, effective immediately. In connection with his resignation, Mr. Cohen and the Company entered into a separation and release agreement which included among other items, severance benefits. The severance benefits consisted of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $1.2 million related to the acceleration of vesting on unvested shares subject to certain stock options and the extension of the exercise period for certain stock options. These severance benefits are presented as severance expense in the condensed statements of operations. As of September 30, 2018, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.3 million. As of and for the three and nine months ended September 30, 2019 there was no severance expense or accrued severance expense.

K.	Leases

We have operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. Our leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year.

The components of lease expense were as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
Lease Cost	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$31	$92
Interest on lease liabilities	9	31
Total finance lease cost	40	123
Operating lease cost	124	372
Short-term lease cost	58	173
Variable lease cost	14	35
Less: sublease income	(25)	(75)
Total lease costs	$211	$628

Supplemental cash flow information related to leases was as follows (in thousands):

Nine months ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$31
Financing cash flows from finance leases	157
Operating cash flows from operating leases	326
Operating cash flows from short-term leases	173
Operating cash flows from variable lease costs	35

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$737
Operating leases	1,852

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

September 30,
2019
Finance Leases
Property and equipment, at cost	$1,013
less: accumulated depreciation and amortization	(368)
Property and equipment, net	$645

Other current liabilities	$227
Other long-term liabilities	227
Total finance lease liabilities	$454

Operating Leases
Operating lease right-of-use assets	$1,649
Total operating lease right-of-use assets	$1,649

Current portion of operating lease liabilities	$369
Operating lease liabilities, less current portion	1,976
Total operating lease liabilities	$2,345

Weighted Average Remaining Lease Term
Finance leases	2 years
Operating leases	6 years

Weighted Average Discount Rate
Finance leases	7.7%
Operating leases	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2019 (excluding the nine months ended September 30, 2019)	$66	$144
2020	251	499
2021	163	449
2022	11	461
2023	—	472
Thereafter	—	903
Total lease payments	491	2,928
Less: future interest expense	(37)	(583)
Lease liabilities	$454	$2,345

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our development plan for our ADHD product candidates, including expectations about the timing of our regulatory filings;

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and result of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our product candidates and partnered assets;

●	the size and characteristics of the markets that may be addressed by our product candidates and partnered assets;

●	the potential outcome of any strategic collaborations or partnerships for the development or sale of our product candidates and partnered assets;

●	our expectations as to future financial performance, expense levels and liquidity sources; and

●	the timing of commercializing our product candidates and partnered assets.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT™, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, and stimulant use disorder, or SUD. Our co-lead clinical development candidates, KP415 and KP484, are both based on a prodrug of d-methylphenidate, or d-MPH, but with differing extended-release, or ER, effect profiles, and are intended for the treatment of ADHD. Our preclinical product candidate for the treatment of SUD is KP879, based on a prodrug of d-MPH. In addition, we have announced our commercial partnership with KVK Tech, Inc., or KVK, of APADAZ®, an FDA approved immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We have entered into a collaboration and license agreement with Commave Therapeutics SA, an affiliate of Gurnet Point Capital, or Commave, for the development, manufacture and commercialization of our product candidates containing serdexmethylphenidate, or SDX, and d-MPH.

In September 2019, we entered into a Collaboration and License Agreement, or the KP415/484 License Agreement, with Commave. Under the KP415/484 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including KP415, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by us containing SDX and developed to treat ADHD or any other central nervous system disorder.

We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and/or through any other future arrangements related to one of our other product candidates. To date, we have only generated revenue from the KP415/484 License Agreement in the form of the non-refundable upfront payment of $10.0 million, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. We had negative cash flows from operations since our inception and, as of September 30, 2019, had an accumulated deficit of $239.7 million and a net working capital (current assets less current liabilities) deficit of $1.7 million. Our negative cash flows from operations for the nine months ended September 30, 2019 and 2018 were $20.6 million and $39.2 million, respectively.

We expect to continue to incur significant expenses and negative operating cash flows for the foreseeable future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will fluctuate substantially as we:

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

Our commercial revenue, if any, will be derived from sales of APADAZ or any other product candidates for which we obtain regulatory approval. In October 2018, we entered into a collaboration and license agreement, or the APADAZ License Agreement, with KVK, pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States, and in September 2019, we entered into the KP415/484 License Agreement, pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including KP415 and KP484. We cannot guarantee that KVK or Commave will be able to successfully commercialize APADAZ or our product candidates covered under the KP415/484 License Agreement, or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ or any future payments under the KP415/484 License Agreement. We also do not know when, if ever, any other product candidate will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our Partnered Product Candidates and Product

We have employed our proprietary LAT technology to create a portfolio of product candidates and product that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs.

Our pipeline of partnered assets is summarized in the table below:

KemPharm Partnered Assets

	Product	Development	Key
Indication / Parent Drug	Candidate	Status	Milestone
ADHD
Methylphenidate (ER)	KP415	Clinical	NDA Submission - Q4 2019
Methylphenidate (ER)	KP484	Clinical	NDA Submission - 2020 Pivotal Efficacy Trial Data - 2020
SUD
Methylphenidate (ER)*	KP879	Preclinical

Key
Product Name	Milestone
APADAZ	Commercial Launch - November 2019

* This product candidate is subject to an option in favor of Commave under the terms of the KP415/484 License Agreement, but is not currently licensed to Commave thereunder.

Subject to Commave's approval, we intend to seek approval of KP415 and KP484 under the 505(b)(2) NDA pathway, which will allow us to rely on the FDA's previous findings of safety and effectiveness for one or more approved products. We anticipate submitting a 505(b)(2) NDA for KP415 in the fourth quarter of 2019 and reporting additional pharmacokinetic, or PK, and pivotal efficacy trial data and submitting a 505(b)(2) NDA for KP484 in 2020.

In September 2019, we entered into the KP415/484 License Agreement with Commave. Under the KP415/484 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including KP415, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by us containing SDX and developed to treat ADHD or any other central nervous system disorder.

In October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States. Under the terms of the APADAZ License Agreement we are eligible to receive milestone payments of up to $53.0 million and royalties based on the net profits of APADAZ sales in the United States. We anticipate that KVK’s commercialization strategy will target outreach to pharmacy benefit managers, managed care organizations and integrated delivery networks for the exclusive utilization of APADAZ as an alternative to currently available hydrocodone/acetaminophen products. In November 2019, APADAZ and its authorized generic (AG-APADAZ) became nationally available. In support of this commercial launch, we have begun the technology transfer process outlined under the APADAZ License Agreement. As part of this process, in February 2019 we completed the transfer of the NDA for APADAZ to KVK.

Third-Party Agreements

APADAZ License Agreement

In October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States.

Pursuant to the APADAZ License Agreement, KVK has agreed to pay us pre-launch payments and cost reimbursements of an estimated $3.4 million, which includes a pre-launch payment of $2.0 million within 10 days of the achievement of a specified milestone related to the initial formulary adoption of APADAZ, or the Initial Adoption Milestone. In addition, KVK has agreed to make additional payments to us upon the achievement of specified sales milestones of up to $53.0 million in the aggregate. Further, we and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, ranging from us receiving 30% to 50% of net profits, based on the amount of net sales on a rolling four quarter basis. We are responsible for a portion of commercialization and regulatory expenses for APADAZ until the Initial Adoption Milestone is achieved, after which KVK will be responsible for all expenses incurred in connection with commercialization and maintaining regulatory approval in the United States.

The APADAZ License Agreement will terminate on the later of the date that all of the patent rights for APADAZ have expired in the United States or KVK’s cessation of commercialization of APADAZ in the United States. KVK may terminate the APADAZ License Agreement upon 90 days written notice if a regulatory authority in the United States orders KVK to stop sales of APADAZ due to a safety concern. In addition, after the third anniversary of the APADAZ License Agreement, KVK may terminate the Agreement without cause upon 18 months prior written notice. We may terminate the APADAZ License Agreement if KVK stops conducting regulatory activities for or commercializing APADAZ in the United States for a period of six months, subject to specified exceptions, or if KVK or its affiliates challenge the validity, enforceability or scope of any licensed patent under the APADAZ License Agreement. Both parties may terminate the APADAZ License Agreement (i) upon a material breach of the APADAZ License Agreement, subject to a 30-day cure period, (ii) the other party encounters bankruptcy or insolvency or (iii) if the Initial Adoption Milestone is not achieved. Upon termination, all licenses and other rights granted by us to KVK pursuant to the APADAZ License Agreement would revert to us.

The APADAZ License Agreement also establishes a joint steering committee, which will monitor progress in the development and commercialization of APADAZ.

KP415/484 License Agreement

In September 2019, we entered into the KP415/484 License Agreement with Commave. Under the KP415/484 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including KP415, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by us containing SDX and developed to treat ADHD or any other central nervous system disorder, or the Additional Product Candidates and, collectively with KP415 and KP484, the Licensed Product Candidates.

Under the terms of the KP415/484 License Agreement, we granted Commave an exclusive, worldwide license to commercialize and develop the Licensed Product Candidates; provided that such license shall apply to an Additional Product Candidates only if Commave exercises its option under the KP415/484 License Agreement related thereto. If Commave exercises its option related to any Additional Product Candidate under the KP415/484 License Agreement, the parties are obligated to negotiate in good faith regarding the economic terms of such Additional Product Candidate. We also granted to Commave a right of first refusal to acquire, license or commercialize any Additional Product Candidate, with such right of first refusal expiring upon the acceptance of a new drug application for such Additional Product Candidate. We also granted Commave a right of first negotiation and a right of first refusal, subject to specified exceptions, for any assignment of our rights under the KP415/484 License Agreement.

Pursuant to the KP415/484 License Agreement, Commave paid the Company an upfront payment of $10,000,000 and agreed to pay up to $63,000,000 in milestone payments upon the occurrence of specified regulatory milestones related to the KP415 and KP484. In addition, Commave agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420,000,000 in the aggregate, depending, among other things, on timing of approval for a new drug applicable for KP415 and its final approved label, if any. Further, Commave will pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415/484 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415/484 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415/484 License Agreement) for the applicable product.

Commave agreed to be responsible for and reimburse us for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the KP415/484 License Agreement.

The KP415/484 License Agreement will continue on a product-by-product basis (i) until expiration of the Royalty Term for the applicable Licensed Product Candidate in the United States and (ii) perpetually for all other countries. Commave may terminate the KP415/484 License Agreement at its convenience upon prior written notice prior to regulatory approval of any Licensed Product Candidate or upon prior written notice after regulatory approval of any Licensed Product Candidate. We may terminate the KP415/484 License Agreement in full if Commave, any of its sublicensees or any of its or their affiliates challenge the validity of any Licensed Patent (as defined in the KP415/484 License Agreement) and such challenge is not required under a court order or subpoena and is not a defense against a claim, action or proceeding asserted by us. Either party may terminate the KP415/484 License Agreement (i) upon a material breach of the KP415/484 License Agreement by the other party, subject to a cure period, or (ii) if the other party encounters bankruptcy or insolvency. Upon a Serious Material Breach (as defined in the KP415/484 License Agreement) by us, subject to a cure period, Commave may choose not to terminate the KP415/484 License Agreement and instead reduce the milestone and royalty payments owed to us. Upon termination, all licenses and other rights granted by us to Commave pursuant to the KP415/484 License Agreement would revert to us. During the term of the KP415/484 License Agreement, we may not develop or commercialize any Competing Product (as defined in the KP415/484 License Agreement).

The KP415/484 License Agreement also establishes a joint steering committee, which will monitor progress in the development of the KP415 and KP484. Subject to the oversight of the joint steering committee, we otherwise retain all responsibility for the conduct of all regulatory activities required to obtain new drug application approval of KP415 and KP484; provided that Commave shall be the sponsor of any clinical trials conducted by the us on behalf of Commave.

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

Other Third-Party Agreements

Under our March 2012 asset purchase agreement with Shire Pharmaceuticals, LLC, or Shire, Shire had a right of first refusal to acquire, license or commercialize KP415 and KP484. In early 2019, Shire was acquired by Takeda Pharmaceutical Company, Ltd, or Takeda, who took over this right of first refusal at that time. Takeda did not exercise this right of first refusal as part of the KP415/484 License Agreement discussed above.

Under our March 2012 termination agreement with Aquestive Therapeutics, or Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by KP415, KP484 or KP879, and any product candidates arising therefrom, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party, the commercialization of KP415, KP484 or KP879 and the portion of any consideration that is attributable to the value of KP415, KP484 or KP879 and paid to us or our stockholders in a change of control transaction. In connection with the KP415/484 License Agreement Aquestive received a royalty equal to 10% of the upfront license payment from us.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Period-to-
	2019	2018	Period Change
Revenue	$11,463	$—	$11,463
Operating expenses:
Cost of revenue	1,000	—	1,000
Research and development	3,616	13,330	(9,714)
General and administrative	3,613	2.992	621
Severance expense	—	1,636	(1,636)
Total operating expenses	8,229	17,958	(9,729)
Income (loss) from operations	3,234	(17,958)	21,192
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(371)	(326)	(45)
Interest expense on debt principal	(1,208)	(1,367)	159
Fair value adjustment related to derivative and warrant liability	1,351	4,468	(3,117)
Interest and other income, net	60	52	8
Total other (expense) income	(168)	2,827	(2,995)
Income (loss) before income taxes	3,066	(15,131)	18,197
Income tax (expense) benefit	(3)	60	(63)
Net income (loss)	$3,063	$(15,071)	$18,134

Net Income (Loss)

Net income for the three months ended September 30, 2019 was $3.1 million, an increase of $18.1 million compared to a net loss for the three months ended September 30, 2018 of $15.1 million. The increase was primarily attributable to an increase in income from operations of $21.2 million and a decrease in net interest expense and other items of $0.1 million; partially offset by a change in fair value adjustment related to a decrease of $1.4 million in the derivative and warrant liability compared to a decrease in this liability of $4.5 million in the prior-year period.

Revenue

Revenue for the three months ended September 30, 2019 was $11.5 million, which was comprised of a $10.0 million non-refundable up-front payment, $1.2 million of reimbursements for out-of-pocket third-party research and development costs and $0.3 million of consulting fees earned, all related to the KP415/484 License Agreement.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2019 was $1.0 million, which was comprised of a royalty payment to Aquestive related to the $10.0 million non-refundable upfront payment under the KP415/484 License Agreement.

Research and Development

Research and development expenses decreased by $9.7 million, from $13.3 million for the three months ended September 30, 2018, to $3.6 million for the three months ended September 30, 2019. This decrease was primarily attributable to a decrease in net third-party research and development costs.

General and Administrative

General and administrative expenses increased by $0.6 million, from $3.0 million for the three months ended September 30, 2018, to $3.6 million for the three months ended September 30, 2019. This increase was primarily attributable to an increase in professional fees; partially offset by a decrease in personnel-related costs and other miscellaneous general and administrative costs.

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

Other (Expense) Income

We had other expense of $0.2 million for the three months ended September 30, 2019 compared to other income of $2.8 million for the three months ended September 30, 2018. This period-to-period change was primarily attributable to the change in the fair value adjustment related to changes in derivative and warrant liability.

Comparison of the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine months ended September 30,		Period-to-
	2019	2018	Period Change
Revenue	$11,463	$—	$11,463
Operating expenses:
Cost of revenue	1,000	—	1,000
Research and development	16,950	35,455	(18,505)
General and administrative	9,440	9,544	(104)
Severance expense	—	1,636	(1,636)
Total operating expenses	27,390	46,635	(19,245)
Loss from operations	(15,927)	(46,635)	30,708
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(981)	(1,106)	125
Interest expense on debt principal	(3,669)	(4,228)	559
Fair value adjustment related to derivative and warrant liability	1,783	289	1,494
Interest and other income, net	295	290	5
Total other (expense) income	(2,572)	(4,755)	2,183
Loss before income taxes	(18,499)	(51,390)	32,891
Income tax benefit	14	107	(93)
Net loss	$(18,485)	$(51,283)	$32,798

Net Loss

Net loss for the nine months ended September 30, 2019 was $18.5 million, a decrease of $32.8 million compared to net loss for the nine months ended September 30, 2018 of $51.3 million. The decrease was primarily attributable to a decrease in loss from operations of $30.7 million, a change in fair value adjustment related to a decrease of $1.8 million in the derivative and warrant liability compared to a decrease in this liability of $0.3 million in the prior-year period and a decrease in net interest expense and other items of $0.6 million.

Revenue

Revenue for the nine months ended September 30, 2019 was $11.5 million, which was comprised of a $10.0 million non-refundable upfront payment, $1.2 million of reimbursements for out-of-pocket third-party research and development costs and $0.3 million of consulting fees earned, all related to the KP415/484 License Agreement.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2019 was $1.0 million, which was comprised of a royalty payment to Aquestive related to the $10.0 million non-refundable upfront payment under the KP415/484 License Agreement.

Research and Development

Research and development expenses decreased by $18.5 million, from $35.5 million for the nine months ended September 30, 2018, to $17.0 million for the nine months ended September 30, 2019. This decrease was primarily attributable to a decrease in net third-party research and development costs and personnel-related costs.

General and Administrative

General and administrative expenses decreased by $0.1 million, from $9.5 million for the nine months ended September 30, 2018, to $9.4 million for the nine months ended September 30, 2019. This decrease was primarily attributable to a decrease in personnel-related costs and other miscellaneous general and administrative costs.

Other (Expense) Income

Other (expense) income decreased by $2.2 million, from expense of $4.8 million for the nine months ended September 30, 2018, to expense of $2.6 million for the nine months ended September 30, 2019. This period-to-period change was primarily attributable to the change in the fair value adjustment related to changes in derivative and warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2019, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, or IPO, at-the-market offering, underwritten public offerings, through our purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, and from revenue received under the KP415/484 License Agreement. As of September 30, 2019, we had cash and cash equivalents of $6.5 million and restricted cash of $0.5 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the Securities and Exchange Commission, or SEC, on October 17, 2016, or the Current Registration Statement. In October 2019, the Company filed a registration on Form S-3 covering the sale of up to $80.0 million of the Company's common stock, preferred stock, and debt and/or warrants, or the Replacement Registration Statement. Once the Replacement Registration Statement is declared effective by the SEC, the Company will no longer make any sales under the Current Registration Statement.

Based on the market value of our outstanding common stock held by non-affiliates as of March 1, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018, in order to issue securities under the Current Registration Statement and the Replacement Registration Statement, once effective, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statements during any twelve-month period. At the time we sell securities pursuant to the applicable registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation was updated immediately after we filed our Annual Report on Form 10-K for the year ended December 31, 2018 on March 1, 2019. As of that date, the amount of securities we are able to sell under a registration statement on Form S-3 during a 12-month period was approximately $18.5 million, of which prospectus supplements were filed to register (i) approximately $15.3 million for sales under the Purchase Agreement, and (ii) approximately $3.2 million for sales under our Common Stock Sales Agreement, or the Second ATM Agreement, with RBC Capital Markets, LLC, or RBCCM. Based on this calculation, we expect that we will be unable to sell additional securities beyond those amounts pursuant to our Current Registration Statement or the Replacement Registration Statement, once effective, for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement.

In September 2018, we entered into the Second ATM Agreement with RBCCM, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. The registration statement on Form S-3 contemplated under the Second ATM Agreement includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement. In March 2019, we filed an updated prospectus supplement regarding the Second ATM Agreement covering the offering of up to $3.2 million of shares of common stock in order to be in compliance with Instruction I.B.6 of Form S-3. As of September 30, 2019, we have not sold any shares of common stock under the Second ATM Agreement.

In October 2018, we entered into an underwriting agreement with RBCCM pursuant to which we sold 8,333,334 shares of our common stock in an underwritten public offering pursuant to our registration statement on Form S-3. Our net proceeds from the offering were approximately $23.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

In February 2019, we entered into the Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and upon execution of the Purchase Agreement we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. As of September 30, 2019, we have sold 3,401,271 shares of our common stock to Lincoln Park under the Purchase Agreement for approximately $5.4 million in gross proceeds.

In September 2019, we entered into the KP415/484 License Agreement with Commave and Commave paid us a non-refundable upfront payment of $10.0 million.

We had negative operating cash flows since our inception and, as of September 30, 2019, had an accumulated deficit of $239.7 million and a net working capital (current assets less current liabilities) deficit of $1.7 million. We anticipate that we will continue to incur negative operating flows for at least the next several years. Our recurring negative cash flows from operations, stockholders' deficit and net working capital deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and/or through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Convertible Debt

As of September 30, 2019, we had $80.5 million of convertible notes outstanding, consisting of the 6.75% senior secured loan due 2020, or the Deerfield Convertible Note, in the principal amount of $6.8 million and the 5.50% Senior Convertible Notes due 2021, or the 2021 Notes, in the aggregate principal amount of $73.7 million.

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

The Deerfield Convertible Note originally bore interest at 9.75% per annum, but was subsequently reduced to 6.75%. Interest accrued on the outstanding balance under the Deerfield Convertible Note is due quarterly in arrears. We originally had to repay one-third of the outstanding principal amount of the Deerfield Convertible Note on the fourth and fifth anniversaries of the Deerfield Facility Agreement (June 2018 and June 2019). In June 2018, Deerfield agreed to convert the $3,333,333 of the principal amount then due, plus $168,288 of accrued interest, into 598,568 shares of our common stock. In September 2019, we entered into an amendment with Deerfield in order to (i) reduce the interest rate applicable under the Deerfield Facility Agreement from 9.75% to 6.75%, (ii) provide for “payment in kind” of interest on the Loans (as defined in the Deerfield Facility Agreement), and (iii) defer the Loan payments due pursuant to the Deerfield Facility Agreement until June 1, 2020. We are also obligated to repay principal in the amount of $3,333,333 plus any capitalized interest to date on February 14, 2020. Prepayment of the outstanding balance is not allowed without written consent of Deerfield.

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

2021 Note Exchange

2021 Note Exchange Effected in October 2018

In October 2018, we entered into an exchange agreement, or the October 2018 Exchange Agreement, with Deerfield and Deerfield Special Situations Fund, L.P. Under the October 2018 Exchange Agreement, Deerfield and Deerfield Special Situations Fund, L.P. exchanged an aggregate of $9,577,000 principal amount of our 2021 Notes for an aggregate of 9,577 shares of our Series A Convertible Preferred Stock, par value $0.0001, or the Series A Preferred Stock.

As a condition to closing of the October 2018 Exchange Agreement, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, or the Series A Certificate of Designation, with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series A Preferred Stock.

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, an aggregate of 3,192,334 shares of common stock were issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the option of the holders thereof, provided that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series A Preferred Stock is not redeemable. In the event of the our liquidation, dissolution or winding up, the holders of Series A Preferred Stock will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of our assets with holders of common stock on an as-converted basis. With respect to rights upon liquidation, the Series A Preferred Stock ranks senior to the common stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving our organizational documents that materially and adversely affect the holders of Series A Preferred Stock), the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series A Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series A Certificate of Designation also provides for partial liquidated damages in the event that we fail to timely convert shares of Series A Preferred Stock into common stock in accordance with the Series A Certificate of Designation.

As of September 30, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

2021 Note Exchange Effected in September 2019

In September 2019, we entered into an September 2019 Exchange Agreement with Deerfield and Deerfield Special Situations Fund, L.P. Under the September 2019 Exchange Agreement, we issued an aggregate of 1,499,894 shares of our common stock and an aggregate of 1,576 shares of our Series B-1 Convertible Preferred Stock, par value $0.0001 per share, or the Series B-1 Preferred Stock, (such shares of common stock and Series B-1 Preferred Stock, the Initial Exchange Shares), in exchange for the cancellation of an aggregate of $3,000,000 principal amount of the 2021 Notes. The September 2019 Exchange Agreement provides Deerfield and Deerfield Special Situations Fund, L.P. the option to exchange up to an additional aggregate of $27,000,000 principal amount of the 2021 Notes, or the Optional Exchange Principal Amount, for shares of common stock or shares of our Series B-2 Convertible Preferred Stock, par value $0.0001 per share, or the Series B-2 Preferred Stock, and, together with the Series B-1 Preferred Stock, the Series B Preferred Stock, subject to the terms and conditions set forth in the September 2019 Exchange Agreement, including limits as to the principal amount that can be exchanged prior to specified dates therein. If Deerfield or Deerfield Special Situations Fund, L.P. choose to exchange any portion of the Optional Exchange Principal Amount for shares of Series B-2 Preferred Stock, such exchange will be effected at an exchange price of $1,000 per share. If Deerfield or Deerfield Special Situations Fund, L.P. choose to exchange any portion of the Optional Exchange Principal Amount for shares of common stock, such exchange will be effected at an exchange price equal to the greater of (i) $0.9494, which represents the last sale price of the common stock on the Nasdaq Global Market on September 3, 2019, or (ii) the average of the volume-weighted average price of the common stock on the Nasdaq Global Market on each of the 15 trading days immediately preceding such exchange.

As a condition to closing of the September 2019 Exchange Agreement, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, or the Series B-1 Certificate of Designation, and a Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock, or the Series B-2 Certificate of Designation, with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series B-1 Preferred Stock and the Series B-2 Preferred Stock, respectively.

Each share of Series B-1 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to $0.9494 per share (subject to adjustment to reflect stock splits and similar events). There was an aggregate of 1,659,996 shares of common stock issuable upon conversion of the Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). Each share of Series B-2 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to the greater of (i) $0.9494 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of the common stock on the Nasdaq Global Market on each of the 15 trading days immediately preceding such exchange. Immediately following the exchange under the September 2019 Exchange Agreement and as of September 30, 2019, there was an aggregate of 28,439,015 shares of Common Stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Optional Exchange Principal Amount (in each case without giving effect to the limitation on conversion described below).

The Series B Preferred Stock is convertible at any time at the option of Deerfield or Deerfield Special Situations Fund, L.P.; provided that Deerfield and Deerfield Special Situations Fund, L.P. are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holders (together with certain affiliates and “group” members of such holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, Deerfield and Deerfield Special Situations Fund, L.P. will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of our assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of us entitled to share in such remaining assets of us (including our Series A Preferred Stock on an as-converted basis. With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving our organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into common stock in accordance with the applicable Certificate of Designation.

As of September 30, 2019, 787 shares of Series B-1 Preferred Stock have been converted into 828,945 shares of common stock.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(20,639)	$(39,205)
Net cash provided by investing activities	3,239	25,368
Net cash provided by financing activities	5,289	4,754
Net decrease in cash, cash equivalents and restricted cash	$(12,111)	$(9,083)

Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities of $20.6 million consisted of a net loss of $18.5 million, primarily attributable to our spending on research and development programs, partially offset by revenue received under the KP415/484 License Agreement, and $6.2 million in changes in working capital; partially offset by $4.1 million in adjustments for non-cash items. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $3.7 million, non-cash interest expense of $1.0 million, amortization of debt issuance costs and debt discount of $1.0 million and $0.2 million related to depreciation, amortization and other items; partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $1.8 million. The changes in working capital consisted of $1.5 million related to a change in accounts and other receivables, $6.1 million related to a change in accounts payable and accrued expenses, $1.6 million related to operating lease right-of-use assets and $0.8 million related to a change in other liabilities; partially offset by $1.4 million related to a change in prepaid expenses and other assets and $2.3 million related to operating lease liabilities.

For the nine months ended September 30, 2018, net cash used in operating activities of $39.2 million consisted of a net loss of $51.3 million, primarily attributable to our spending on research and development programs, partially offset by $7.4 million in adjustments for non-cash items and $4.7 million in changes in working capital. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $5.2 million, non-cash interest expense of $1.1 million, amortization of debt issuance costs and debt discount of $1.1 million and $0.3 million related to depreciation, amortization and other items; partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $0.3 million. The changes in working capital consisted of $5.8 million related to an increase in accounts payable and accrued expenses, partially offset by a change of $0.1 million related to accounts and other receivables, $1.0 million related to an increase in prepaid expenses and other assets and a change of $0.1 million related to a decrease in other liabilities.

Investing Activities

For the nine months ended September 30, 2019, net cash provided by investing activities was $3.2 million, which was primarily attributable to maturities of marketable securities.

For the nine months ended September 30, 2018, net cash provided by investing activities was $25.4 million, which was primarily attributable to maturities and sales of marketable securities.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $5.3 million, which was primarily attributable to proceeds from sales of our common stock under the Purchase Agreement of $5.4 million; partially offset by repayment of principal on finance lease liabilities of $0.2 million.

For the nine months ended September 30, 2018, net cash provided by financing activities was $4.8 million. This consisted of net proceeds from the issuance of common stock under the First ATM agreement of $4.8 million and proceeds from the exercise of common stock options of $0.1 million, partially offset by repayment of $0.1 million of obligations under capital lease arrangements.

Future Funding Requirements

We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan and existing cash resources as of September 30, 2019, we believe our existing resources are sufficient to fund operating expense and capital investment requirements into, but not through, the second quarter of 2020.

Potential near-term sources of additional funding include:

●	sales of common stock under the Second ATM Agreement;
●	sales of common stock under the Purchase Agreement;
●	any revenues generated under the APADAZ License Agreement; and
●	any out-of-pocket third-party research and development cost reimbursements, consulting services revenue or short-term milestone payments generated under the KP415/484 License Agreement.

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

To date, we have only generated revenue from the non-refundable upfront payment and consulting services under the KP415/484 License Agreement, and, as of September 30, 2019, we have a net working capital (current assets less current liabilities) deficit of $1.7 million. We do not know when, or if, we will generate any additional revenue. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and/or through any other future arrangements related to one of our product candidates. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the KP415/484 License Agreement to develop, manufacture and commercialize KP415 and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. We also expect to continue to incur additional costs associated with operating as a public company. In addition, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution of any of our product candidates that achieve regulatory approval.

Our unaudited condensed financial statements for the quarter ended September 30, 2019, includes an explanatory paragraph, within Note A, stating that our recurring losses, negative operating cash flows and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and/or through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from our license agreements with KVK and Commave, sales under our Purchase Agreement or Second ATM Agreement or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

We have filed a shelf registration statements on Form S-3 with the SEC. Based on the market value of our outstanding common stock held by non-affiliates as of March 1, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018, in order to issue securities under our Current Registration Statement or our Replacement Registration Statement, once effective, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statements during any twelve-month period. At the time we sell securities pursuant to the applicable registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation was updated immediately after we filed our Annual Report on Form 10-K for the year ended December 31, 2018 on March 1, 2019. As of that date, the amount of securities we are be able to sell under a registration statement on Form S-3 during a 12-month period was approximately $18.5 million, of which prospectus supplements were filed to register (i) approximately $15.3 million for sales under the Purchase Agreement, and (ii) approximately $3.2 million for sales under our Second ATM Agreement. Based on this calculation, we expect that we will be unable to sell additional securities beyond those amounts pursuant to the Current Registration Statement or the Replacement Registration Statement, once effective, for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our current operating plan, our existing resources are expected to be sufficient to fund our operating expense and capital investment requirements into, but not through, the second quarter of 2020. We do not currently have sufficient funds to finance our continuing operations beyond the short-term or to substantially advance our product candidates further into clinical development. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and/or through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain, in the short term, additional financing to fund our operations. In order to substantially advance development of our product candidates, we will need to obtain additional funding in connection with our continuing operations from one or more equity offerings, including pursuant to our Purchase Agreement with Lincoln Park, the Second ATM Agreement with RBCCM, debt financings, the APADAZ License Agreement, the KP415/484 License Agreement or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from sales under the Purchase Agreement, the Second ATM Agreement, the APADAZ License Agreement or the KP415/484 License Agreement, or be successful in completing other transactions, that will fund our operating expenses. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Even if we are able to fund continued development and any of our product candidates are approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize any product candidate. Our future capital requirements will depend on many factors, including:

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

●

the revenue, if any, received from commercial sales of APADAZ under our APADAZ License Agreement, or any product candidate subject to the terms of the KP415/484 License agreement or sales of our other product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of APADAZ or our product candidates from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which APADAZ or our product candidates are assigned;

●	our success in developing and commercializing our ADHD product candidates in accordance with the terms of the KP415/484 License Agreement agreement;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

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

We have had negative operating cash flows since our inception and, as of September 30, 2019, had an accumulated deficit of $239.7 million and a net working capital (current assets less current liabilities) deficit of $1.7 million. Our negative cash flows from operations for the nine months ended September 30, 2019 and 2018, were $20.6 million and $39.2 million, respectively. We have financed our operations through September 30, 2019 with funds raised in private placements of redeemable convertible preferred stock, in  the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the KP415/484 License Agreement. In February 2019, we also entered into the Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and upon execution of the Purchase Agreement we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. As of September 30, 2019, we have sold 3,401,271 shares of our common stock to Lincoln Park under the Purchase Agreement for approximately $5.4 million in gross proceeds.

Our negative cash flows from operations, accumulated deficit and net working capital deficit raise substantial doubt about our ability to continue as a going concern. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are in various stages of development of our product candidates, and we have only completed development of, and received regulatory approval for, one product, APADAZ. We expect to continue to incur significant expenses and operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

To become and remain profitable, we must succeed in developing and eventually commercializing prodrugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials and obtaining regulatory approval of our product candidates, and manufacturing, marketing and selling, whether ourselves or through a license with a third party, any of our product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are in various stages of these activities for our product candidates, and we cannot guarantee that any strategy we adopt will be successful. For instance, in October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ. In addition, in September 2019, we entered into the KP415/484 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize KP415 and KP484 worldwide. Even if approved, we cannot guarantee that Commave will be able to successfully develop, manufacture or commercialize KP415 or KP484 or that we will ever receive any future payments under the KP415/484 License Agreement. We may never succeed in commercialization activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, APADAZ or our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products. We cannot guarantee that KVK will be able to successfully commercialize APADAZ, that Commave will be able to successfully commercialize any product candidates subject to the KP415/484 License Agreement, even if approved, or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ or any future payments under the KP415/484 License Agreement. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. In June 2014, we entered into the Deerfield Facility Agreement with Deerfield. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. The Deerfield Facility Agreement also includes high yield discount obligation protections that went into effect in June 2019. Going forward, if at any interest payment date our outstanding indebtedness under the Deerfield facility would qualify as an "applicable high yield discount obligation" under the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification. Additionally, in February 2016, we issued the 2021 Notes. We are required to make periodic interest payments to the holders of the 2021 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2021 Notes do not convert their 2021 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2021 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2021 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We may be unable to issue securities under our shelf registration statement, which may have an adverse effect on our liquidity.

We have filed a shelf registration statements on Form S-3 with the SEC. Based on the market value of our outstanding common stock held by non-affiliates as of March 1, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018, in order to issue securities under our Current Registration Statement or our Replacement Registration Statement, once effective, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statements during any twelve-month period. At the time we sell securities pursuant to the applicable registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation was updated immediately after we filed our Annual Report on Form 10-K for the year ended December 31, 2018 on March 1, 2019. As of that date, the amount of securities we are be able to sell under a registration statement on Form S-3 during a 12-month period was approximately $18.5 million, of which prospectus supplements were filed to register (i) approximately $15.3 million for sales under the Purchase Agreement, and (ii) approximately $3.2 million for sales under our Second ATM Agreement. Based on this calculation, we expect that we will be unable to sell additional securities beyond those amounts pursuant to the Current Registration Statement or the Replacement Registration Statement, once effective, for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement. If we cannot sell securities under our Current Registration Statement or the Replacement Registration Statement, once effective, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

Our operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2006, and our operations to date have been largely focused on raising capital, identifying potential product candidates, broadening our expertise in the development of our prodrugs, undertaking preclinical studies and conducting clinical trials. To date, we have only one product approved by the FDA, APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We have not yet demonstrated an ability to manufacture a prodrug on a commercial scale, or arrange for a third party to do so, or conduct sales and marketing activities necessary for successful commercialization. Further, we cannot guarantee that KVK will be able to successfully commercialize APADAZ, that Commave will be able to successfully commercialize any product candidates subject to the KP415/484 License Agreement, if approved, or that we will ever receive any payments under the APADAZ License Agreement or the KP415/484 License Agreement from commercial sales of APADAZ or any other approved product candidates, if any. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We are early in our development efforts and have only one product that has completed development and been approved by the FDA, APADAZ. All of our other active product candidates are in clinical or preclinical development. We currently generate no commercial revenue from the sale of any prodrugs and we may never be able to successfully commercialize a prodrug product. For instance, while  we have entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States, we cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ. In addition, we entered into the KP415/484 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize KP415 and KP484 worldwide. We cannot guarantee that Commave will be able to successfully develop, manufacture or commercialize KP415 or KP484 or that we will ever receive any future payments under the KP415/484 License Agreement. We have invested substantially all our efforts and financial resources in the development of our proprietary LAT technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from APADAZ under the APADAZ License Agreement and generate revenue from our product candidates will depend heavily on their successful development and eventual commercialization. The success of APADAZ and our product candidates will depend on several factors, including:

●	successful completion of preclinical studies and requisite clinical trials;

●	successful completion and achievement of endpoints in our clinical trials;

●	demonstration that the risks involved with APADAZ and our product candidates are outweighed by the benefits;

●

successful development of our manufacturing processes for APADAZ under the APADAZ License Agreement and for sales of our product candidates, if approved, including entering into and maintaining arrangements with third-party manufacturers;

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

●

launching commercial sales of APADAZ under the APADAZ License Agreement and launching commercial sales of our product candidates, if and when approved, whether alone, in collaboration with Commave or in collaboration with others;

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

If we, subject to the approval of Commave, or Commave themselves attempt to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act and the FDA does not conclude that our product candidates are sufficiently bioequivalent, or have comparable bioavailability, to approved drugs, or if the FDA does not allow us or Commave to pursue the 505(b)(2) NDA pathway as anticipated, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and the FDA may not ultimately approve our product candidates.

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

If the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, or if we cannot demonstrate bioequivalence or comparable bioavailability of our product candidates to approved products, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. Moreover, even if the FDA does allow us to pursue the 505(b)(2) NDA pathway, depending on the product candidate, we may still need to conduct additional clinical trials, including clinical trials to assess product safety or efficacy. For instance, subject to Commave approval, we currently plan on relying on the 505(b)(2) pathway for any NDA submitted for KP415 or KP484. However, we do not anticipate that the 505(b)(2) pathway will be available for every product candidate. For instance,  it is possible we will only be permitted to utilize the 505(b)(2) NDA pathway for either KP415 or KP484, but not both. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with our product candidates, would likely substantially increase.

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

Our prodrug development costs may also increase if we experience delays in testing or obtaining marketing approvals. Additionally, if we do not successfully develop any product candidates subject to the KP415/484 License Agreement, we may not be eligible to receive any future payments under the KP415/484 License Agreement. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

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

APADAZ is subject to this REMS, and we anticipate that any of our other opioid product candidates we may choose to develop in the future, if approved by the FDA, are likely to also be subject to a REMS requirement. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to a REMS requirement, which could increase the costs to us and reduce the commercial benefits to us from the sale of these product candidates. In October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. As part of this agreement KVK has assumed most regulatory and commercialization costs, including this REMS requirement.

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

Media stories regarding prescription drug abuse and the diversion of opioids, stimulants and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids and stimulants. Such efforts may inhibit the ability to commercialize APADAZ under the APADAZ License Agreement or to commercialize our other applicable product candidates. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of hydrocodone or other opioid drugs and stimulants, the limitations of abuse-deterrent formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, sales, marketing, distribution or storage of our products could harm our reputation. Such negative publicity could reduce the potential size of the market for APADAZ or our other applicable product candidates and decrease the revenue we are able to generate from their sale, if approved. Similarly, to the extent prescription drug abuse becomes a less prevalent or less urgent public health issue, regulators and third-party payors may not be willing to pay a premium for formulations with improved attributes of opioids or stimulants.

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

We have entered into collaborations with KVK, for the commercialization of APADAZ in the United States, and Commave, to develop, manufacture and commercialize KP415 and KP484 worldwide. In addition, we may seek collaborations with third parties for the development or commercialization of our other product candidates, or in other territories. If those collaborations are not successful, we may not be able to capitalize on the market potential of APADAZ or KP415, KP484 or other product candidates, if approved.

We have entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that our collaboration with KVK will be successful or that we will ever receive any payments under the APADAZ License Agreement. For instance, if the Initial Adoption Milestone is not achieved, KVK may terminate the APADAZ License Agreement without making any payments to us. Further, even if the Initial Adoption Milestone under the APADAZ License Agreement is achieved, we cannot guarantee that we will receive any additional milestone or royalty payments under the APADAZ License Agreement. Further, under the APADAZ License Agreement, we have limited control over the amount and timing of resources that KVK will dedicate to the commercialization of APADAZ, and we may not always agree with KVK’s commercialization efforts. Our ability to generate revenue under the APADAZ License Agreement will depend on KVK’s ability to successfully perform the functions assigned to it under the APADAZ License Agreement. The commercialization strategy under the APADAZ License Agreement is novel and untested, and, even if successful we expect that the pricing for any sales of APADAZ will be at or near the prices of currently available generic equivalent drugs. As a result, even if KVK does successfully perform its functions under the APADAZ License Agreement, we cannot guarantee that there will be sufficient market demand for APADAZ for us to receive any revenue under the APADAZ License Agreement.

In addition, we entered into the KP415/484 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize KP415 and KP484. We cannot guarantee that the K415/484 License Agreement with Commave will be successful or that we will receive any future payments under the KP415/484 License Agreement. For instance, Commave has the option to terminate the KP415/484 License Agreement, in its entirety or on a product-by-product and country-by-country basis, at their convenience either (i) prior to the first regulatory approval of a product upon sixty days prior written notice or (ii) subsequent to the first regulatory approval of a product upon one hundred twenty days prior written notice. Further, even if Commave does not terminate the KP415/484 License Agreement, we cannot guarantee that we will receive any additional milestone or royalty payments under the KP415/484 License Agreement. In addition, under the KP415/484 License Agreement, we have limited control over the amount and timing of resources that Commave will dedicate to the development, manufacturing or commercialization of KP415 and KP484, and we may not always agree with Commave’s efforts. Our ability to generate revenue under the KP415/484 License Agreement will depend, in part, on Commave’s ability to successfully perform the functions assigned to it under the KP415/484 License Agreement.

We may also seek additional third-party collaborators for the commercialization of APADAZ outside of the United States or for the development or commercialization of our other product candidates, which are not subject to the KP415/484 License Agreement, or those that are subject to the KP415/484 License Agreement but the option is not exercised by Commave. In such cases, our likely collaborators would include large and mid-size pharmaceutical companies, regional, national and international pharmaceutical companies and biotechnology companies. If we do enter into any such collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of APADAZ outside of the United States or our other product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Our collaborations with KVK and Commave, or combined the Collaborators, pose the following risks to us:

●	The Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	The Collaborators may not perform their obligations as expected;

●	The Collaborators may not pursue commercialization of APADAZ, KP415 or KP484 or may elect not to continue or renew commercialization programs based on post-approval clinical trial results, changes in the Collaborators' strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	The Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with APADAZ, KP415 or KP484 if they believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	APADAZ, KP415 or KP484 may be viewed by the Collaborators as competitive with their own product candidates or products, which may cause them to cease to devote resources to the commercialization of APADAZ, KP415 of KP484;

●	The Collaborators may not commit sufficient resources to the development, marketing and distribution of APADAZ, KP415 or KP484, as applicable;

●	disagreements with the Collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the commercialization or development of, as applicable, APADAZ, KP415 or KP484, might lead to additional responsibilities for us with respect to APADAZ, KP415 or KP484 or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●

The Collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;

●	The Collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

●	the license agreements may be terminated by the Collaborators under specified circumstances and, if terminated, we could be required to raise additional capital to pursue further development or commercialization, as applicable, of APADAZ, KP415 or KP484.

If we enter into any future collaborations we will face similar risks with any future collaborators as well.

The APADAZ License Agreement, KP415/484 License Agreement and any other licensing or collaboration agreements we may enter into may not lead to commercialization of APADAZ or development or commercialization of KP415, KP484 or of our other product candidates in the most efficient manner or at all. If KVK, Commave or a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations for our product candidates, we may have to alter our development and commercialization plans.

Our prodrug development programs and the potential commercialization of our product candidates, if approved, will require substantial additional capital. For our product candidates, which are not subject to the terms of the APADAZ License Agreement or KP415/484 License Agreement, we may need to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

Provisions in our agreements with Aquestive Therapeutics and Commave may inhibit our ability to enter into future collaborations with third parties.

We are party to a termination agreement with Aquestive that may limit the value of any sale, license or commercialization of KP415, KP484 or KP879. Under this termination agreement, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by KP415, KP484 or KP879, and any product candidates arising therefrom, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party or the commercialization of KP415, KP484 or KP879. As part of the KP415/484 License Agreement, Aquestive received a royalty equal to 10%  of the upfront payment.

We also granted to Commave a right of first refusal to acquire, license or commercialize any Additional Product Candidate, with such right of first refusal expiring upon the acceptance of a new drug application for such Additional Product Candidate. We also granted Commave a right of first negotiation and a right of first refusal, subject to specified exceptions, for any assignment of our rights under the KP415/484 License Agreement. We cannot predict if these obligations will limit the value we may receive from any future sale or license of any Additional Product Candidate.

Provisions in our facility agreement with Deerfield may inhibit our ability to enter into specified transactions, including any joint venture, partnership or any other profit-sharing arrangement.

Pursuant to the Deerfield Facility Agreement, we may not enter into specified transactions, including any joint venture, partnership or any other profit-sharing arrangement, without the prior approval of Deerfield. Deerfield’s interests may not always coincide with our corporate interests or the interests of our other stockholders, and Deerfield may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. If Deerfield does not approve our entry into specified transactions, it could significantly delay or inhibit the commercialization of our product candidates. For instance, Deerfield consented to our entry into the APADAZ License Agreement and KP415/484 License Agreement, but we cannot guarantee that Deerfield will consent to any future collaboration agreement for commercialization of APADAZ outside of the United States or for the development or commercialization of any of our other product candidates.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain trade secret protection or patent protection for our technology, APADAZ, KP415, KP484 and our other product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology, APADAZ, KP415, KP484 and our other product candidates, if approved, may be impaired.

Our success depends in large part on our ability to obtain and maintain trade secret protection of our proprietary LAT technology as well as patent protection in the United States and other countries with respect to APADAZ, KP415, KP484 and our other product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product technology and product candidates. As part of the APADAZ License Agreement, KVK obtained from us an exclusive license to certain patents that cover APADAZ. In addition, as part of the KP415/484 License Agreement, Commave obtained from us an exclusive, worldwide license to certain patents that cover KP415 and KP484.

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

We have only a limited sales and marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to enter into collaborations with one or more parties or establish our own sales and marketing organization. While we entered into the APADAZ License Agreement to establish a collaboration for the commercialization of APADAZ and we entered into the KP415/484 License Agreement to establish a collaboration for the commercialization of any product candidates subject to such agreement, we may not choose to enter into a collaboration for any future approved product. Should we decide to establish our own sales, marketing and distribution capabilities, we would encounter a number of risks. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we decide not to or are unable to establish our own sales, marketing and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. For instance, under the APADAZ License Agreement, we and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, with the portion we receive ranging from 30% to 50% of net profits. As a result, we will be entitled to a smaller portion of the net profits of any sales of APADAZ in the United States than if we had decided to sell, market and distribute APADAZ ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates in the future, or may be unable to do so on terms that are favorable to us, including as a result of restrictions in the Deerfield Facility Agreement. We likely will have little control over such third parties, including KVK and Commave, and any of them may fail to devote the necessary resources and attention to sell and market APADAZ, KP415, KP484 or our other product candidates, if approved, effectively. Further, we may be liable for conduct of third parties, including KVK and Commave, acting on our behalf, including failure to comply with legal requirements applicable to sales and marketing of our products or product candidates, if approved. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing APADAZ, KP415, KP484 or our other product candidates, if approved.

APADAZ, or any of our product candidates that may receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

APADAZ, or any of our product candidates that may receive marketing approval, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If APADAZ, or our product candidates, do not achieve an adequate level of market acceptance, they may not generate significant product revenue and we may not become profitable. For instance, under the APADAZ License Agreement, we are entitled to milestone and royalty payments only if APADAZ sales in the United States are above specified levels. If APADAZ does not achieve an adequate level of market acceptance, it is unlikely that sales will satisfy these thresholds and we may not be entitled to any payments under the APADAZ License Agreement. Additionally, the commercialization strategy under the APADAZ License Agreement is novel and untested, and, even if successful we expect that the pricing for any sales of APADAZ will be at or near the prices of currently available generic equivalent drugs. Accordingly, we expect that APADAZ will need to achieve broad market acceptance in order for this strategy to be successful. The degree of market acceptance of APADAZ, or our product candidates if approved for commercial sale, will depend on a number of factors, including:

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

If approved, KP415 and KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Janssen's Concerta, Tris Pharma's QUILLIVANT XR and QUILLICHEW ER, Novartis' RITALIN, FOCALIN and Focalin XR, UCB's METADATE CD, Noven's Daytrana, nEOS tHERAPEUTICS' CONTEMPLA XR-ODT, Ironshore Pharmaceuticals, Inc.'s JORNAY PM and Adlon Therapeutics' Adhansia XR, in addition to multiple other branded and generic methylphenidate products. In addition, if approved, KP415 and KP484 will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

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

The successful commercialization of APADAZ and any of our product candidates will depend, in part, on the extent to which coverage and adequate reimbursement for APADAZ, or our product candidates, will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and managed care plans and other third-party payors. Government authorities and other third-party payors decide which medical products they will pay for and establish reimbursement levels, including co-payments. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, APADAZ, or any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our prodrug products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Moreover, the trend has been for government and commercial health plans and their pharmacy benefit managers to commoditize drug products through therapeutic equivalence determinations, making formulary decisions based on cost. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize APADAZ under the APADAZ License Agreement, or commercialize any product candidates for which marketing approval is obtained.

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

There can be no assurance that APADAZ, or our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect the ability to sell APADAZ under the APADAZ License Agreement, or our ability to sell any of our product candidates profitably if they are approved for sale.

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

APADAZ is, and any product candidate for which we obtain marketing approval could be, subject to a comprehensive regulatory scheme, which includes the regulation of manufacturing processes, post-approval clinical data, labeling, advertising, marketing, distribution and promotional activities for such product, by the FDA and other regulatory authorities. For example, we are required to conduct pediatric studies related to Apadaz to determine its safety and effectiveness for the claimed indication in pediatric patients. Under the APADAZ License Agreement, KVK will be responsible for these regulatory activities going forward, and we cannot guarantee they will be complied with. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, payment of substantial annual product and establishment fees, labeling requirements, promotional, marketing and advertising requirements, requirements related to further development, packaging, storage and distribution requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. If there are any modifications to the drug, including changes in indications, labeling, manufacturing processes or facilities, or new safety issues arise, a new or supplemental NDA, a post-implementation notification or other reporting may be required or requested depending on the change, which may require additional data or additional preclinical studies and clinical trials.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect the ability to profitably sell APADAZ under the APADAZ License Agreement and our ability to profitably sell any product candidates for which we obtain marketing approval.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2015 at a price of $11.00 per share, our stock price has ranged from $0.45 to $26.15 through November 13, 2019. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We have not regained compliance with the NASDAQ Listing Rules prior to the expiration of the 180-day compliance period, as a result, we expect that we will receive written notification from NASDAQ that our securities are subject to delisting. At that time, we intend to request a hearing with the Nasdaq Hearings Panel to present a plan for regaining compliance with Nasdaq Listing Rules and to request an extension of up to an additional 180 days to implement the plan. Such plan may include a request to transfer the listing of our common stock to the NASDAQ Capital Market, as well as other corporate actions that would support regaining compliance.

In addition, on September 27, 2019, we received another letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC notifying us that the listing of our common stock was not in compliance with Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market, as the minimum bid price of our listed securities was less than $1.00 per share for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 25, 2020, to regain compliance with the rule referred to in this paragraph. To regain compliance, during this 180-day compliance period, our minimum bid price of listed securities must close at $1.00 per share or more for a minimum of 10 consecutive business days.

In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by transferring to the Nasdaq Capital Market. To qualify, we would need to submit a Transfer Application and a $5,000 application fee. In addition, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, we would need to provide written notice to Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure the deficiency. Should the Nasdaq staff conclude that we will not be able to cure the deficiency, or should we determine not to submit a Transfer Application or make the required representation, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting. At such time, we may appeal the delisting determination to a Hearings Panel.

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

The Deerfield Warrant and Deerfield Convertible Note each include an exercise or conversion, as applicable, price protection provision, pursuant to which the exercise or conversion, as applicable, price of the warrant or note will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of $5.85 per share, which represents the Deerfield Warrant's exercise price or the Deerfield Convertible Note's conversion price, as applicable, or the closing sale price of our common stock as reported on the NASDAQ Global Market on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, pursuant to the terms of our fourth  and seventh amendments to the Deerfield Warrant and Deerfield Convertible Note, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Convertible Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under the Purchase Agreement or the Second ATM Agreement.

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

According to the terms of the Deerfield Convertible Note, as amended, in no event may Deerfield convert the Deerfield Convertible Note to the extent such conversion would result in Deerfield beneficially owning more than 4.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If Deerfield is only able to convert the Deerfield Convertible Note into a limited number of shares due to this conversion limitation, the Deerfield Convertible Note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or Deerfield sells some of its existing shares. Without regard to this conversion limitation, the Deerfield Convertible Note is convertible into 1,192,918 shares of our common stock, assuming a conversion date of September 30, 2019. The conversion price of the Deerfield Convertible Note will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the Deerfield Convertible Note’s conversion price or the closing sale price of our common stock as reported on the NASDAQ Global Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Although, if we effect an "at the market offering" as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of the Deerfield Convertible Note will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under the Purchase Agreement or the Second ATM Agreement.

Additionally, in February 2016, we issued the 2021 Notes. The 2021 Notes are convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture governing the 2021 Notes, which is equal to an initial conversion price of approximately $17.11 per share of our common stock. Upon conversion, the 2021 Notes will be settled in shares of our common stock, together with a cash payment in lieu of delivering any fractional shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2021 Notes in connection with such a corporate event in certain circumstances. Holders who convert on or after the date that is one year after the last date of original issuance of the 2021 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. In November 2018, we entered into a supplemental indenture with U.S. Bank National Association, as trustee, to that certain Indenture, dated as of February 9, 2016, relating to our 2021 Notes. Pursuant to the supplemental indenture, the Indenture was amended to allow each Holder, as defined in the Indenture, or any beneficial holder of any 2021 Notes to, at its option, elect a limit on beneficial ownership as to such Holder or beneficial owner, but not as to any other Holder or beneficial owner, that is less than or equal to the 9.985% Cap, as defined in the Indenture, or any other limit previously elected and then applicable to such Holder or beneficial owner upon written notice delivered to us at least three business days prior to the date of effectiveness of such beneficial ownership limit, or such shorter period as may be agreed upon by the us, specifying the percentage of shares of our common stock outstanding for the beneficial ownership limit that shall apply to such Holder or beneficial owner. Without regard to this conversion limitation, the 2021 Notes are convertible into 31,166,835 shares of our common stock, assuming a conversion date of September 30, 2019, which amount is inclusive of 28,439,015 of shares of our common stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Optional Exchange Principal Amount.

In October 2018, we entered into the October 2018 Exchange Agreement with Deerfield and Deerfield Special Situations Fund, L.P. Under the October 2018 Exchange Agreement, Deerfield and Deerfield Special Situations Fund, L.P. exchanged an aggregate of $9,577,000 principal amount of our 2021 Notes for an aggregate of 9,577 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, an aggregate of 3,192,334 shares of common stock were issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the option of the holders thereof, provided that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. As of September 30, 2019, 6,240 shares of Series A Preferred Stock have been converted into 2,080,000 shares of common stock.

In September 2019, we entered into the September 2019 Exchange Agreement with Deerfield and Deerfield Special Situations Fund, L.P. Under the September 2019 Exchange Agreement, we issued an aggregate of 1,499,894 shares of our common stock and an aggregate of 1,576 shares of our Series B-1 Preferred Stock in exchange for the cancellation of an aggregate of $3,000,000 principal amount of our 2021 Notes. As of September 30, 2019, 787 shares of Series B-1 Preferred Stock have been converted into 828,945 shares of common stock. The September 2019 Exchange Agreement provides Deerfield and Deerfield Special Situations Fund, L.P. the option to exchange up to an additional aggregate of $27,000,000 principal amount of the 2021 Notes, or the Optional Exchange Principal Amount, for shares of common stock or shares of our Series B-2 Preferred Stock subject to the terms and conditions set forth in the September 2019 Exchange Agreement, including limits as to the principal amount that can be exchanged prior to specified dates therein. If Deerfield or Deerfield Special Situations Fund, L.P. choose to exchange any portion of the Optional Exchange Principal Amount for shares of Series B-2 Preferred Stock, such exchange will be effected at an exchange price of $1,000 per share. If Deerfield or Deerfield Special Situations Fund, L.P. choose to exchange any portion of the Optional Exchange Principal Amount for shares of common stock, such exchange will be effected at an exchange price equal to the greater of (i) $0.9494, which represents the last sale price of the common stock on the Nasdaq Global Market on September 3, 2019, or (ii) the average of the volume-weighted average price of the common stock on the Nasdaq Global Market on each of the 15 trading days immediately preceding such exchange. As of September 30, 2019, there was an aggregate of 28,439,015 shares of Common Stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in in exchange of the Optional Exchange Principal Amount (in each case without giving effect to the limitation on conversion under the September 2019 Exchange Agreement).

If Deerfield, the holders of the 2021 Notes, Series A Preferred Stock and Series B-1 Preferred Stock elect to convert more of the Deerfield Convertible Note, the 2021 Notes or additional shares of Series A Preferred Stock or Series B-1 Preferred Stock, your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

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

In September 2018, we entered into the Second ATM Agreement under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. RBCCM may sell common stock under the Second ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers' transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). To the extent that we direct RBCCM to make any sales of our common stock under the Second ATM Agreement, our stockholders may experience additional dilution, which could cause our stock price to fall. As of September 30, 2019, we have not sold any shares of common stock under the Second ATM Agreement.

In February 2019, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, we also entered into the Registration Rights Agreement, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our Current Registration Statement or a new registration statement. As of September 30, 2019, we have sold 3,401,271 shares of common stock to Lincoln Park under the Purchase Agreement for approximately $5.4 million in gross proceeds.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of September 30, 2019, we had $80.5 million of convertible notes outstanding, consisting of $6.8 million of the Deerfield Convertible Note and $73.7 million of 2021 Notes.

The Deerfield Convertible Note bears interest at 6.75% per annum. Interest accrued on outstanding debt under the Deerfield Convertible Note is due quarterly in arrears. In accordance with the September 2019 Exchange Agreement, this interest will be capitalized and added to principal as due for the remainder of the debt term. We are obligated to repay $3,333,333 of outstanding principal plus all capitalized interest to date on February 14, 2020 and then all remaining outstanding principal and accrued interest on June 1, 2020. We cannot guarantee that Deerfield will agree to convert any future principal amount owed under the Deerfield Convertible Note into shares of our common stock or further extend the period in which we are required to make any repayments under the Deerfield Convertible Note. If we are required to pay additional outstanding amounts due under the Deerfield Convertible Note prior to or at maturity or otherwise incur unanticipated monetary obligations under the Deerfield Convertible Note, our cash flow available to invest in the ongoing needs of our business may be limited.

In February 2016, we issued the 2021 Notes. In October 2018, we entered into the October 2018 Exchange Agreement pursuant to which Deerfield and Deerfield Special Situations Fund, L.P. exchanged an aggregate of $9,577,000 principal amount of the 2021 Notes for an aggregate of 9,577 shares of Series A Preferred Stock. Further, in September 2019, we entered into the September 2019 Exchange Agreement pursuant to which Deerfield and Deerfield Special Situations Fund, L.P. exchanged an aggregate of $3,000,000 principal amount of the 2021 Notes for an aggregate of 1,499,894 shares of our common stock and an aggregate of 1,576 shares of our Series B-1 Preferred Stock. Following the effectiveness of both exchanges, the outstanding principal amount of the 2021 Notes is $73.7 million. Our ability to make payments on, and to refinance, the 2021 Notes, and to fund planned capital expenditures, sales and marketing efforts, research and development efforts, working capital and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not ever generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to repay our indebtedness, including any amounts due under the 2021 Notes at their maturity, or to fund our liquidity needs, we may be forced to refinance all or a portion of the 2021 Notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to affect any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our present and potential future indebtedness and other factors, including market conditions. In addition, in the event of a default with respect to the 2021 Notes, the holders of the 2021 Notes and/or the trustee under the indenture governing the 2021 Notes may accelerate the payment of our obligations under 2021 Notes. A default under the indenture governing the 2021 Notes could also lead to a default under agreements governing future indebtedness. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have a material adverse effect on our business, financial condition and results of operations.

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

The accounting method for the Deerfield Warrant, Deerfield Convertible Note, 2021 Notes and the warrant we issued to KVK under the APADAZ License Agreement could have a material effect on our reported financial results.

The Deerfield Warrant, Deerfield Convertible Note, 2021 Notes and the warrant we issued to KVK under the APADAZ License Agreement contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations. Additionally, certain features of the 2021 Notes may result in the yield on the 2021 Notes not being deductible by us for tax purposes.

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

In addition, the provisions of our termination agreement with Aquestive and our agreements with Deerfield, the holders of our 2021 Notes and the holders of our Series A Preferred Stock and Series B-1 Preferred Stock may discourage, delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then Aquestive will be entitled to a royalty equal to 10% of the price being paid to us and our stockholders in such transaction which is attributable to the value of KP415, KP484 or KP879, as was the case with the KP415/484 License Agreement. Pursuant to the Deerfield Facility Agreement, we may not enter into any major transaction without the prior approval of Deerfield, including a merger, asset sale or change of control transaction, and pursuant to the Deerfield Convertible Note, Deerfield has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, of the Deerfield Convertible Note immediately prior to consummation of such event. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. Furthermore, the indenture governing the 2021 Notes requires us to repurchase the 2021 Notes for cash if we undergo certain fundamental changes. A takeover of us may trigger the requirement that we repurchase the 2021 Notes, which could make it more costly for a potential acquirer to engage in a business combination transaction with us. Finally, in the event of a sale of the Company the holders of Series A Preferred Stock and Series B-1 Preferred Stock will share ratably in any distribution of our assets or other proceeds with holders of common stock on an as-converted basis without giving effect to any limitation on conversion of the Series A Preferred Stock and Series B-1 Preferred Stock. This would in turn reduce the distribution to the holders of our common stock in such change of control.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. While these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

As of September 30, 2019, we had federal net operating loss carryforwards of approximately $211.6 million, due to prior period losses, $138.1 million of which, if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

On November 14, 2019, the Company clarified that while its certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a breach of fiduciary duty owed by any of its directors, officers or other employees to the Company or its stockholders, (iii) any action asserting a claim against the Company  arising pursuant to any provisions of the Delaware General Corporation Law, the Company’s certificate of incorporation or bylaws, or (iv) any action asserting a claim against the Company that is governed by the internal affairs doctrine, these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 5, 2018).
3.1.2	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.1.3	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibit 3.1, Exhibit 3.1.1, Exhibit 3.1.2, Exhibit 3.1.3 and Exhibit 3.2 hereof.
10.1	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated July 15, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2019).
10.2	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated July 31, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2019).
10.3	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated August 9, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2019).
10.4*	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated August 16, 2019.
10.5*	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated August 23, 2019.
10.6*	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated August 30, 2019.
10.7	September 2019 Exchange Agreement and Amendment to Facility Agreement, dated September 3, 2019, by and among Registrant, Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
10.8^	Collaboration and License Agreement, dated September 3, 2019, by and between Registrant and Boston Pharmaceuticals Holdings SA (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
10.9#*	Fourth Amended and Restated Non-Employee Director Compensation Policy.
10.10^*	Agreement to Terminate CLA, by and between MonoSol Rx, LLC and the Registrant, dated as of March 20, 2012.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Stockholders' Deficit, (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements, tagged as blocks of text and including detailed tags.

^	Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.
#	Indicates management contract or compensatory plan.
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

KemPharm, Inc.

Date: November 14, 2019	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)