Form 10-K
period 2019-12-31
KEMPHARM, INC
filed 2020-02-28
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36913

KemPharm, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1180 Celebration Boulevard, Suite 103, Celebration, FL 34747	(321) 939-3416
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	KMPH	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☒     Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38,659,464, based upon the closing sales price for the registrant’s common stock, as reported on the Nasdaq Stock Market, on June 28, 2019. The calculation of the aggregate market value of voting and non-voting common equity excludes 6,767,421 shares of common stock the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 27, 2020, the registrant had 50,684,743 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT™, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, and stimulant use disorder, or SUD. Our co-lead clinical development candidates, KP415 and KP484, are both based on a prodrug of d-methylphenidate, or d-MPH, but with differing extended-release, or ER, effect profiles, and are intended for the treatment of ADHD. Our preclinical product candidate for the treatment of SUD is KP879, based on a prodrug of d-MPH. In addition, we have announced our commercial partnership with KVK Tech, Inc., or KVK, of APADAZ®, an FDA approved immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We have entered into a collaboration and license agreement with Commave Therapeutics SA (formerly known as Boston Pharmaceuticals S.A.), an affiliate of Gurnet Point Capital, or Commave, for the development, manufacture and commercialization of our product candidates containing serdexmethylphenidate, or SDX, and d-MPH.

We have two commercial partnerships relating to our ADHD program, and APADAZ, our FDA approved IR combination product of benzhydrocodone, our prodrug of hydrocodone, and APAP for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

In October 2018, we entered into our collaboration and license agreement, or the APADAZ License Agreement, with KVK. Under the APADAZ License Agreement, we granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States. In collaboration with KVK, APADAZ was available for sale nationally beginning in November 2019.

In September 2019, we entered into our collaboration and license agreement, or the KP415 License Agreement,  with Commave, for the development, manufacture and commercialization of our product candidates containing SDX and d-MPH, including KP415, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by us containing SDX and developed to treat ADHD or any other central nervous system disorder.

Key members of our senior management, while at New River Pharmaceuticals Inc., were instrumental in the development of VYVANSE, a prodrug of amphetamine indicated for ADHD, through FDA marketing approval. New River Pharmaceuticals, Inc. was acquired by Shire plc, or Shire, in 2007. Shire was subsequently acquired by Takeda Pharmaceuticals Company Limited, or Takeda, in January 2019.

We employ our proprietary LAT technology to discover and develop prodrugs that are new molecules that can improve one or more of the attributes of approved drugs, such as enhanced bioavailability, extended duration of action, increased safety and reduced susceptibility to abuse. A prodrug is a precursor chemical compound of a drug that is inactive or less than fully active, which is then converted in the body to the active form of the drug through a normal metabolic process. Where possible, we seek, to develop prodrugs that will be eligible for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA, otherwise known as a 505(b)(2) NDA, which allows us to rely on the FDA’s previous findings of safety and effectiveness for one or more approved products, if we demonstrate such reliance is scientifically appropriate.

We intend to advance our pipeline of product candidates for the treatment of ADHD and SUD, and we anticipate submitting a new drug application, or NDA, to the FDA for KP415 in the first quarter of 2020, although the timing of the filing is at the discretion of Commave. We also anticipate initiating a pivotal efficacy trial for KP484 in 2021, subject to Commave's approval. We plan to employ our LAT technology and development expertise to develop additional product candidates that address unmet medical needs in large, established markets. We believe our product candidates may be eligible for composition-of-matter patent protection and we intend to use the 505(b)(2) NDA pathway when available, which we believe may reduce drug development time, risk and expense.

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

●

Advance the development of our pipeline product candidates. We plan, together with Commave, to advance the development of our co-lead product candidates, KP415 and KP484, for the treatment of ADHD. We plan to initiate a pivotal efficacy trial for KP484 in 2021. We also plan to submit an NDA for KP415 in the first quarter of 2020, although the timing of the filing is at the discretion of Commave. In addition, we are developing KP879, our prodrug of d-methylphenidate, for the treatment of SUD.

●

Continue to build a global intellectual property portfolio. We intend to vigorously pursue composition-of-matter patent protection for our prodrugs in markets covering a majority of the global commercial opportunity.

●	Commercialize APADAZ. We announced that in November 2019, APADAZ and its authorized generic (AG-APADAZ) became available nationally. To date KVK’s commercialization strategy has targeted outreach to pharmacy benefit managers, managed care organizations and integrated delivery networks for the exclusive utilization of APADAZ as an alternative to currently available hydrocodone/acetaminophen products. We may also license the international commercial rights to APADAZ to one or more collaborators.

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

●

Eligibility for 505(b)(2) NDA pathway. Our proprietary LAT technology allows us to discover and develop prodrugs that may be eligible to use the 505(b)(2) NDA pathway. Under that regulatory pathway, if we are able to provide an adequate bridge between our product candidates and appropriate FDA-approved drugs, we will then be able to reference the FDA’s previous findings of safety and effectiveness of the approved drugs in our 505(b)(2) NDA submissions. This may allow us to avoid the significant time and expense of conducting large clinical trials and potentially eliminate the need for some preclinical activities.

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

Our Product Candidates and Approved Products

We have employed our proprietary LAT technology to create a portfolio of product candidates and approved products that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs.

A selection of our product candidates and approved products are summarized in the table below:

Selected KemPharm Partnered and Optioned Assets

Parent Drug (Effect Profile)	Product Candidate / Product	Development	Key
(Indication)	(Status)	Status	Milestone
Methylphenidate (ER) (ADHD)	KP415 (Partnered)	Clinical	NDA Submission - Q1 2020
Methylphenidate (ER) (ADHD)	KP484 (Partnered)	Clinical	Initiation of Pivotal Efficacy Trial - 2021
Methylphenidate (ER) (SUD)	KP879 (Optioned)	Preclinical	IND Submission - 2021
Hydrocodone / APAP (IR) (Pain)	APADAZ (Partnered)	FDA Approved	Tracking Payor Contracts and TRx's - 2020

Subject to Commave's approval, we intend to seek approval of both KP415 and KP484 under the 505(b)(2) NDA pathway, which will allow us to rely on the FDA's previous findings of safety and effectiveness for one or more approved products. We anticipate submitting a 505(b)(2) NDA for KP415 in the first quarter of 2020, although the timing of the filing is at the discretion of Commave. We anticipate initiating additional pharmacokinetic, or PK, and pivotal efficacy trials for KP484 in 2021, subject to Commave's approval.

KP415 and KP484

Overview

The prodrug in both KP415 and KP484 is SDX, which we are developing for the treatment of ADHD. The ADHD market is largely served by the stimulant products methylphenidate and amphetamine. Both KP415 and KP484 are designed to be extended-duration methylphenidate products.

Subject to Commave's approval, we intend to seek approval of both KP415 and KP484 under the 505(b)(2) NDA pathway, which will allow us to rely on the FDA's previous findings of safety and effectiveness for one or more approved products. We anticipate submitting a 505(b)(2) NDA for KP415 in the first quarter of 2020, although the timing of the filing is at the discretion of Commave, and initiating additional PK and pivotal efficacy trials for KP484 in 2021, subject to Commave's approval.

In September 2019, we entered into the KP415 License Agreement with Commave. Under the KP415 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including KP415, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by us containing SDX and developed to treat ADHD or any other central nervous system disorder, or the Additional Product Candidates and, collectively with KP415 and KP484, the Licensed Product Candidates.

Under the terms of the KP415 License Agreement, we granted Commave an exclusive, worldwide license to commercialize and develop the Licensed Product Candidates; provided that such license shall apply to an Additional Product Candidates only if Commave exercises its option under the KP415 License Agreement related thereto. If Commave exercises its option related to any Additional Product Candidate under the KP415 License Agreement, the parties are obligated to negotiate in good faith regarding the economic terms of such Additional Product Candidate. We also granted to Commave a right of first refusal to acquire, license or commercialize any Additional Product Candidate, with such right of first refusal expiring upon the acceptance of a new drug application for such Additional Product Candidate. In addition, we granted Commave a right of first negotiation and a right of first refusal, subject to specified exceptions, for any assignment of our rights under the KP415 License Agreement.

Pursuant to the KP415 License Agreement, Commave paid the Company an upfront payment of $10.0 million and agreed to pay up to $63.0 in milestone payments upon the occurrence of specified regulatory milestones related to the KP415 and KP484. In addition, Commave agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420.0 million in the aggregate, depending, among other things, on timing of approval for an NDA for KP415 and its final approved label, if any. Further, Commave will pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

Commave agreed to be responsible for and reimburse us for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the KP415 License Agreement, including consultation fees to be paid to the Company for services provided to Commave in performing such activities.

The KP415 License Agreement will continue on a product-by-product basis (i) until expiration of the Royalty Term for the applicable Licensed Product Candidate in the United States and (ii) perpetually for all other countries. Commave may terminate the KP415 License Agreement at its convenience upon prior written notice prior to regulatory approval of any Licensed Product Candidate or upon prior written notice after regulatory approval of any Licensed Product Candidate. We may terminate the KP415 License Agreement in full if Commave, any of its sublicensees or any of its or their affiliates challenge the validity of any Licensed Patent (as defined in the KP415 License Agreement) and such challenge is not required under a court order or subpoena and is not a defense against a claim, action or proceeding asserted by us. Either party may terminate the KP415 License Agreement (i) upon a material breach of the KP415 License Agreement by the other party, subject to a cure period, or (ii) if the other party encounters bankruptcy or insolvency. Upon a Serious Material Breach (as defined in the KP415 License Agreement) by us, subject to a cure period, Commave may choose not to terminate the KP415 License Agreement and instead reduce the milestone and royalty payments owed to us. Upon termination, all licenses and other rights granted by us to Commave pursuant to the KP415 License Agreement would revert to us. During the term of the KP415 License Agreement, we may not develop or commercialize any Competing Product (as defined in the KP415 License Agreement).

The KP415 License Agreement established a joint steering committee, which monitors progress in the development of both KP415 and KP484. Subject to the oversight of the joint steering committee, we otherwise retain all responsibility for the conduct of all regulatory activities required to obtain NDA approval of both KP415 and KP484; provided that Commave shall be the sponsor of any clinical trials conducted by us on behalf of Commave.

Under our March 2012 asset purchase agreement with Shire, Shire had a right of first refusal to acquire, license or commercialize KP415 and KP484. In January 2019, Shire was acquired by Takeda to whom this right of first refusal was transferred at that time. Takeda did not exercise this right of first refusal as part of the KP415 License Agreement.

Under our March 2012 termination agreement with Aquestive Therapeutics, or Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by KP415, KP484 or KP879, and any product candidates which contain SDX, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party, the commercialization of KP415, KP484 or KP879 and the portion of any consideration that is attributable to the value of KP415, KP484 or KP879 and paid to us or our stockholders in a change of control transaction. In connection with the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment we received in the third quarter of 2019.

Market Opportunity

We believe the ADHD market would be receptive to new branded drugs that have improved properties when compared to current treatments. We believe a new product in the form of a prodrug that has differentiated features may provide a new treatment option in this large market segment. While methylphenidate is available as a generic product, the branded formulations, including, among others, CONCERTA, FOCALIN XR, QUILLICHEW XR and COTEMPLA XR-ODT.

Key Features of KP415

Based on our preclinical and clinical data, we believe KP415, if approved by the FDA, may have valuable product features and may provide significant benefits to patients, physicians, and society when compared to other FDA-approved and widely-prescribed methylphenidate products:

●

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

●

Composition-of-matter patent protection. We have a U.S. composition-of-matter patent that will expire, after utilizing all appropriate patent term adjustments but excluding possible term extensions, in 2032 that generally covers at least one component of KP415. Our patent strategy is focused primarily on key geographic markets, and we have composition-of-matter patents in multiple countries, including in Canada, China, Europe, Malaysia, Mexico, Indonesia, Israel, Japan, New Zealand, Philippines, Russia, Singapore, South Africa, South Korea and Vietnam, and additional patent filings pending in the United States and  foreign jurisdictions. In addition, subject to further discussions with the FDA, we believe additional patent protection may be eligible for new chemical entity, or NCE, exclusivity status, which could allow for five years of U.S. market exclusivity following the FDA's approval of an NDA for KP415.

●

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

Key Features of KP484

Based on our preclinical and clinical data, we believe KP484, if approved by the FDA, may have valuable product features and may provide significant benefits to patients, physicians, and society when compared to other FDA-approved and widely-prescribed methylphenidate products:

●	Super-extended release. We believe that this KP484 may provide sustained, consistent effectiveness through the day and into the evening hours.

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

●

Composition-of-matter patent protection. KP484 is generally protected by a U.S. composition-of-matter patent that will expire, after utilizing all appropriate patent term adjustments but excluding possible term extensions, in 2032. Our patent strategy is focused primarily on key geographic markets, and we have composition-of-matter patents generally protecting the major component of KP484 in New Zealand, South Africa and select other countries.

●

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

Pursuant to the APADAZ License Agreement, KVK agreed to pay us certain payments and cost reimbursements of an estimated $3.4 million, which includes a payment of $2.0 million within 10 days of the achievement of a specified milestone related to the initial formulary adoption of APADAZ, or the Initial Adoption Milestone. In addition, KVK has agreed to make additional payments to us upon the achievement of specified sales milestones of up to $53.0 million in the aggregate. Further, we and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, ranging from us receiving 30% to 50% of net profits, based on the amount of net sales on a rolling four quarter basis. We are responsible for a portion of commercialization and regulatory expenses for APADAZ until the Initial Adoption Milestone is achieved, after which KVK will be responsible for all expenses incurred in connection with commercialization and maintaining regulatory approval in the United States.

The APADAZ License Agreement will terminate on the later of the date that all of the patent rights for APADAZ have expired in the United States or KVK’s cessation of commercialization of APADAZ in the United States. KVK may terminate the APADAZ License Agreement upon 90 days written notice if a regulatory authority in the United States orders KVK to stop sales of APADAZ due to a safety concern. In addition, after the third anniversary of the APADAZ License Agreement, KVK may terminate the APADAZ License Agreement without cause upon 18 months prior written notice. We may terminate the APADAZ License Agreement if KVK stops conducting regulatory activities for or commercializing APADAZ in the United States for a period of six months, subject to specified exceptions, or if KVK or its affiliates challenge the validity, enforceability or scope of any licensed patent under the APADAZ License Agreement. Both parties may terminate the APADAZ License Agreement (i) upon a material breach of the APADAZ License Agreement, subject to a 30-day cure period, (ii) the other party encounters bankruptcy or insolvency or (iii) if the Initial Adoption Milestone is not achieved. Upon termination, all licenses and other rights granted by us to KVK pursuant to the APADAZ License Agreement would revert to us.

The APADAZ License Agreement also established a joint steering committee, which monitors progress of the commercialization of APADAZ.

In November 2019, APADAZ and its authorized generic (AG-APADAZ) became nationally available. To date, KVK’s commercialization strategy has targeted outreach to pharmacy benefit managers, managed care organizations and integrated delivery networks for the exclusive utilization of APADAZ as an alternative to currently available hydrocodone/acetaminophen products. We may also license the international commercial rights to APADAZ to one or more collaborators.

Market Opportunity

Typically, patients are instructed to take 4-6 pills per day and prescriptions provide approximately 14 days of therapy. Hydrocodone is associated with more drug abuse and diversion than any other opioid, and IR hydrocodone abuse results in more emergency department visits than any other prescription opioid.

Key Product Features of APADAZ

We believe APADAZ has many valuable product features and may provide significant benefits to patients, physicians and society when compared to other FDA-approved and widely-prescribed IR hydrocodone/APAP combination products:

●

Composition-of-matter patent protection. APADAZ is protected by a U.S. composition-of-matter patent on benzhydrocodone, the prodrug of hydrocodone contained in APADAZ, that will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, in 2031. Our patent strategy is focused primarily on key geographic markets and benzhydrocodone has received granted, issued or allowed patent status in multiple foreign jurisdictions and patent applications covering benzhydrocodone were pending in other foreign jurisdictions.

●

No generic equivalent product. Benzhydrocodone, the APADAZ active pharmaceutical ingredient, or API, is a prodrug with a new chemical name given by the USAN, benzhydrocodone. APADAZ has a lower prescribed milligram strength of benzhydrocodone than the therapeutic equivalent amount of hydrocodone bitartrate used in existing IR hydrocodone/APAP combination products. The difference in chemical structure and prescription strength means that there is no generic equivalent product for APADAZ in most states (outside of the authorized generic AG-APADAZ), making substitution difficult at the pharmacy.

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

As of December 31, 2019, we have been granted 31 active patents within the United States, and an additional 84 active foreign patents covering our selected prodrugs and product candidates. The terms of the 31 issued U.S. patents extend to various dates ranging, for example, between 2030 and 2035. The term of our overall domestic and foreign patent portfolio related to our selected prodrugs and product candidates, including patent term adjustments but excluding possible patent term extensions, extend to various dates ranging, for example, between 2030 and 2035, if pending patent applications in each of our patent families issue as patents. As of December 31, 2019, we had 24 pending patent applications under active prosecution in the United States, and an additional 44 pending foreign patent applications potentially covering our selected prodrugs and product candidates. Our issued and granted patents provide protection in jurisdictions that include the United States, Australia, Canada, Chile, China, Colombia, Cuba, European Countries, Hong Kong, India, Indonesia, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Philippines, Romania, Russia, Singapore, South Africa,  South Korea Ukraine, and Vietnam.

We have received composition-of-matter patents and also additionally filed composition-of-matter patent applications related to the KP415 and KP484 families in the United States and in Argentina, Australia, Brazil, Canada, Chile, China, Egypt, Hong Kong, European Countries, India, Israel, Indonesia, Japan, South Korea, Kazakhstan, Mexico, Malaysia, New Zealand, Philippines, Russia, Singapore, South Africa, Thailand, Ukraine, and Vietnam. We anticipate filing additional patent applications for our prodrugs and product candidates.

In 2013, the United States Patent and Trademark Office, or the USPTO, issued a composition-of-matter patent covering benzhydrocodone, which will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, no earlier than 2030. Further, there are granted or recently allowed compositions-of-matter patents covering benzhydrocodone in Australia, Canada, Chile, China, Mexico, South Africa, and South Korea. In addition, three U.S. patent applications covering benzhydrocodone-related compositions-of-matter were pending as of December 31, 2019, and patent applications covering benzhydrocodone were pending as of December 31, 2019, in Brazil, EPC, Israel, Thailand, New Zealand, South Korea, and Vietnam.

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

In October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States. Under the terms of the APADAZ License Agreement we are eligible to receive milestone payments of up to $53.0 million and royalties based on the net profits of APADAZ sales in the United States. In November 2019, APADAZ and its authorized generic (AG-APADAZ) became nationally available. To date, KVK’s commercialization strategy has targeted outreach to pharmacy benefit managers, managed care organizations and integrated delivery networks for the exclusive utilization of APADAZ as an alternative to currently available hydrocodone/acetaminophen products. In support of the commercial launch, including the transition of commercial-level manufacturing to KVK,  the technology transfer process outlined under the APADAZ License Agreement is underway. As part of this process, in February 2019 we completed the transfer of the NDA for APADAZ to KVK. We may also license the international commercial rights to APADAZ to one or more collaborators in the future.

With the exception of APADAZ, we have not yet begun commercialization activities for our product candidates in active development. Because many of our product candidates may have large potential market opportunities, and may require significant marketing resources, we may conclude that the most appropriate approach to their commercialization, if they receive regulatory approval, will involve forming a commercial collaboration or strategic relationship similar to those we have entered into with KVK and Commave, or consummating some type of strategic transaction, with a larger pharmaceutical or other marketing organization. Alternatively, we may conclude that building our own focused sales and marketing organization will be most appropriate, perhaps as part of a co-promotional arrangement, or some other form of collaboration. As we get closer to potential approval of our product candidates which are not currently subject to the APADAZ License Agreement or KP415 License Agreement, we will work to identify and implement the commercialization strategies that we conclude are the most desirable with regard to the specific product candidates.

Research and Development

Historically, we have devoted a significant amount of resources to develop our product candidates. For the years ended December 31, 2019 and 2018, we recorded $19.4 million and $41.8 million, respectively, in research and development expenses. We plan to devote a significant portion of our capital towards research and development for the foreseeable future as we continue our efforts to further advance the development of our product candidates and commercialize APADAZ and our product candidates, if approved, subject to the availability of additional funding. However, as part of the KP415 License Agreement, Commave agreed to be responsible for and reimburse us for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, as defined in the KP415 License Agreement, subject to certain limitations as set forth in the KP415 License Agreement.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We will face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, drug delivery companies and academic and research institutions. Our competitors may develop or market drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products or product candidates and these competitors may also have significantly more resources than us and be more successful than us in manufacturing and marketing their products.

If approved, both KP415 and KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Janssen's CONCERTA, Tris Pharma's QUILLIVANT XR and QUILLICHEW ER, Novartis' RITALIN, FOCALIN and FOCALIN XR, UCB's METADATE CD, Noven's DAYTRANA, Neos Therapeutics' CONTEMPLA XR-ODT, Ironshore Pharmaceuticals, Inc.'s JORNAY PM and Adlon Therapeutics' ADHANSIA XR, in addition to multiple other branded and generic methylphenidate products. In addition, if approved, KP415 and KP484 will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

Currently, there are no approved drugs in the United States for the treatment of SUD. If approved, KP879 will face potential competition from any products for the treatment of SUD that are currently in or which may enter into clinical development.

APADAZ competes against currently marketed, branded and generic IR hydrocodone/APAP combination products indicated for the short-term management of acute pain. In addition, APADAZ will face potential competition from any IR or hydrocodone/APAP combination products for the short-term management of acute pain that are currently in or may enter into clinical development.

Manufacturing

Our manufacturing strategy is to rely on contract manufacturers to produce our product candidates for clinical trials and, if approved, drug product for commercial sale. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on Johnson Matthey Inc., or JMI, a third-party manufacturer, to produce the bulk quantities of benzhydrocodone required to manufacture APADAZ under a supply agreement. We have contracted with another third-party manufacturer to supply KP415 and KP484 to be used in our non-clinical, clinical and formulation development programs necessary to support an NDA filing. We plan to continue to rely on these manufacturers to manufacture commercial quantities of APADAZ, and subject to Commave's approval, KP415 and KP484, respectively, for sale in the United States, if and when we receive approval by the FDA. We expect to contract with third-party manufacturers for the manufacture of all API supply needs outside the United States if and when we receive approval by regulatory authorities outside the United States.

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

Asset Purchase Agreement with Shire

In March 2012, as a result of a litigation settlement, we and our chief executive officer, Travis C. Mickle, Ph. D., entered into an asset purchase agreement with Shire pursuant to which we sold assets and intellectual property to Shire for proceeds of $5.1 million. Pursuant to this agreement, we also granted Shire a right of first refusal to acquire, license or commercialize KP415 and KP484. In January 2019, Shire was acquired by Takeda to whom this right of first refusal was transferred at that time. Takeda did not exercise this right of first refusal as part of the KP415 License Agreement.

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

Within the Medicare program, as self-administered drugs, our product and product candidates would be reimbursed under the expanded prescription drug benefit known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These plans develop formularies that determine which products are covered and what co-pay will apply to covered drugs. The plans have considerable discretion in establishing formularies and tiered co-pay structures, negotiating rebates with manufacturers and placing prior authorization and other restrictions on the utilization of specific products, subject to review by the Centers for Medicare & Medicaid Services, or CMS, for discriminatory practices. These Part D plans negotiate discounts with drug manufacturers, which are passed on, in whole or in part, to each of the plan’s enrollees through reduced premiums. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes made by recent legislation will reduce this patient coverage gap, known as the “donut hole”, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% currently. To help achieve this reduction, pharmaceutical manufacturers are required to provide quarterly discounts of 50%, and 70% commencing January 1, 2019. In 2020, drug manufacturers will be responsible for a larger share of total drug costs due to an increase to the catastrophic threshold. Such increase will also result in a higher out-of-pocket threshold paid by Part D beneficiaries.

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

The FDA may refer drugs which present difficult questions of safety, purity or potency to an advisory committee. An advisory committee is a panel that typically includes clinicians and other experts who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

APADAZ is currently subject to a REMS requirement, and under the APADAZ License Agreement, KVK is responsible for the maintenance of and all expenses and fees for the APADAZ REMS program.

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

APADAZ is listed as a Schedule II controlled substance under the CSA, and we expect that most of our other products and product candidates may be listed in the same manner, if approved. If our product candidates are ultimately listed as Schedule II controlled substances, then the importation of APIs for our product candidates, as well as the manufacture, shipping, storage, sales and use of the products, will be subject to a high degree of regulation. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V, as well as every export of a Schedule I or II substance and a narcotic substance in Schedule III and IV. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Electronic prescriptions may also be permissible depending on the state, so long as the prescription complies with the DEA’s requirements for electronic prescriptions.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance or Schedule III narcotic must also be accompanied by special order forms, with copies provided to the DEA. Because APADAZ and most of our current product candidates may be regulated as Schedule II controlled substances, they may be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of stimulants that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substances for use in manufacturing of our product candidates. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for, or purchasing, leasing, ordering, or arranging for the purchase, lease or order of, any good, facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, amended the intent requirement of the federal Anti-Kickback Statute, and some other healthcare criminal fraud statutes, so that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute, or the specific intent to violate it, to have violated those statutes. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Additionally, the federal Open Payments program, created under Section 6002 of the ACA and its implementing regulations, require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with specified exceptions) to report annually information related to specified payments or other transfers of value provided to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually specified ownership and investment interests held by physicians and their immediate family members.

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

Depending on the circumstances, failure to comply with these laws can result in significant penalties, including criminal, civil and/or administrative penalties, damages, fines, disgorgement, debarment from government contracts, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from government programs, refusal to allow us to enter into supply contracts, including government contracts, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our business.

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

For example, in March 2010, the ACA was passed. The ACA has substantially changed health care financing by both governmental and private insurers, and significantly affected the U.S. pharmaceutical industry. The ACA, among other things, subjected manufacturers to new annual fees and taxes for specified branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, expanded health care fraud and abuse laws, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, imposed an inflation penalty on new formulations of drugs, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, expanded the 340B program which caps the price at which manufacturers can sell covered outpatient pharmaceuticals to specified hospitals, clinics and community health centers, and provided incentives to programs that increase the federal government’s comparative effectiveness research. There remain judicial and congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by ACA. Concurrently, Congress has considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of December 31, 2019, we employed 22 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Segments and Geographic Information

We view our operations and manage our business as one operating segment. See our financial statements for a discussion of revenues, operating loss, net loss and total assets. All of our assets were held in the United States for the years ended December 31, 2019 and 2018.

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

Based on our current operating plan, our existing resources and projected revenues are expected to be sufficient to fund our operating expense and capital investment requirements into, but not through, the first quarter of 2021. If revenues are not as we project, we believe our existing resources are sufficient to fund our current operations into but not through the third quarter of 2020. We do not currently have sufficient funds to finance our continuing operations beyond the short-term or to substantially advance our product candidates further into clinical development. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and/or through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain, in the short term, additional financing to fund our operations. In order to substantially advance development of our product candidates, we will need to obtain additional funding in connection with our continuing operations from one or more equity offerings, including pursuant to our purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, debt financings, the APADAZ License Agreement, the KP415 License Agreement or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from sales under the Purchase Agreement, the APADAZ License Agreement or the KP415 License Agreement, or be successful in completing other transactions, that will fund our operating expenses. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Even if we are able to fund continued development and any of our product candidates, beyond APADAZ, are approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize any product candidate. Our future capital requirements will depend on many factors, including:

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

●

the revenue, if any, received from commercial sales of APADAZ under our APADAZ License Agreement, or any product candidate subject to the terms of the KP415 License agreement or sales of our other product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of APADAZ or our product candidates from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which APADAZ or our product candidates are assigned;

●	our success in developing and commercializing our ADHD product candidates in accordance with the terms of the KP415 License Agreement;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2019, included in this annual report on Form 10-K, contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor's opinion on our audited financial statements for the year ended December 31, 2019 includes an explanatory paragraph stating that our recurring losses from operations, stockholders' deficit and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our product development, commercialization and strategic plans. Accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

In connection with preparation of our annual financial statements for the fiscal year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. In connection with our audit of the fiscal year ended December 31, 2019, we identified a material weakness in our internal controls over financial reporting regarding our ineffective controls over non-routine transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. This control deficiency resulted in misstatements to research and development expenses, debt discount, interest expense related to amortization of debt discount, fair value adjustment related to derivative and warrant liability, revenue, accounts and other receivables, accounts payable and accrued expenses, prepaid expenses and other current assets and general and administrative expenses all of which were corrected prior to issuance of our financial statements as of and for the year ended December 31, 2019 included in this annual report on Form 10-K. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2019.

We are still considering the full extent of the procedures to implement in order to remediate the material weakness described above, however, the current remediation plan includes implementing controls over calculations and conclusions associated with non-routine transactions at a more precise level of operation. We cannot assure you that any of our remedial measures will be effective in resolving this material weakness or that we will not suffer from other material weaknesses in the future.

If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal controls are identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

We have incurred significant operating losses since our inception. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.

We have had negative operating cash flows since our inception and, as of December 31, 2019, had an accumulated deficit of $245.7 million. Our negative operating cash flows for the years ended December 31, 2019 and 2018, were $23.7 million and $54.2 million, respectively. We have financed our operations through December 31, 2019 with funds raised in private placements of redeemable convertible preferred stock, in the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the KP415 License Agreement.

In February 2019, we entered into a purchase agreement with Lincoln Park, or the Prior Purchase Agreement, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we could sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Prior Purchase Agreement, and upon execution of the Prior Purchase Agreement we issued 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Prior Purchase Agreement. We terminated the Prior Purchase Agreement in February 2020 in connection with entering into the Purchase Agreement. We sold 3,401,271 shares of our common stock to Lincoln Park under the Prior Purchase Agreement for approximately $5.4 million in gross proceeds prior to termination.

In February 2020, we entered into a new purchase agreement with Lincoln Park, or the Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time-to-time over the 12-month term of the Purchase Agreement, and upon execution of the Purchase Agreement we issued 308,637 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. There are no assurances whether we will utilize any portion of, or receive any proceeds from, the Purchase Agreement.

Our negative cash flows from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are in various stages of development of our product candidates, and we have only completed development of, and received regulatory approval for, one product, APADAZ. We expect to continue to incur significant expenses and operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

To become and remain profitable, we must succeed in developing and eventually commercializing prodrugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials and obtaining regulatory approval of our product candidates, and manufacturing, marketing and selling, whether ourselves or through a license with a third party, any of our product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are in various stages of these activities for our product candidates and we cannot guarantee that any strategy we adopt will be successful. For instance, in October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ. In addition, in September 2019, we entered into the KP415 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize KP415 and KP484 worldwide. Even if approved, we cannot guarantee that Commave will be able to successfully develop, manufacture or commercialize KP415 or KP484 or that we will ever receive any future payments under the KP415 License Agreement. We may never succeed in commercialization activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, APADAZ or our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products. We cannot guarantee that KVK will be able to successfully commercialize APADAZ, that Commave will be able to successfully commercialize any product candidates subject to the KP415 License Agreement, even if approved, or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ or any future payments under the KP415 License Agreement. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. We previously entered into a credit facility, dated as of June 2, 2014, as subsequently amended, or the Deerfield Facility Agreement with Deerfield Private Design Fund III, LP, or Deerfield, and certain other holders of our senior secured convertible promissory notes. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. The Deerfield Facility Agreement also includes high yield discount obligation protections that went into effect in June 2019. Going forward, if at any interest payment date our outstanding indebtedness under the Deerfield Facility Agreement would qualify as an "applicable high yield discount obligation" under the Internal Revenue Code of 1986, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification. Under the terms of the Deerfield Facility Agreement periodic interest is paid-in-kind and added to principal, we are required to make payments of all paid-in-kind interest and principal upon maturity. In this regard, if holders of the notes do not convert their notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding notes plus any paid-in-kind, accrued and unpaid interest. We may also be required to repurchase the notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. As of February 1, 2020, we had $75.2 million of outstanding borrowings under the Deerfield Facility Agreement. Amounts outstanding under the Deerfield Facility Agreement bear interest at a rate of 6.75% per annum, and all outstanding principal and accrued interest for our outstanding borrowings under the Deerfield Facility Agreement are due and payable on March 31, 2021. Our obligations under the Deerfield Facility Agreement are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Deerfield Facility Agreement.

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

●

requiring us to dedicate a substantial portion of cash flow from operations, if any, or cash on hand to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

●	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

●	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt and funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under the Deerfield Facility Agreement could result in an event of default and acceleration of amounts due. If an event of default occurs and the lenders accelerate the amounts due under the Deerfield Facility Agreement, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness.

We may be unable to issue securities under our shelf registration statement, which may have an adverse effect on our liquidity.

We have filed shelf registration statements on Form S-3 with the SEC. Based on the market value of our outstanding common stock held by non-affiliates as of February 28, 2020, the date we filed this Annual Report on Form 10-K for the year ended December 31, 2019, in order to issue securities on Form S-3, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statements during any twelve-month period. At the time we sell securities pursuant to the applicable registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation is updated immediately upon filing our Annual Report on Form 10-K for the year ended December 31, 2019. As of filing this Annual Report, based on this calculation, the amount of securities we are able to sell under a registration statement on Form S-3 is approximately $10.9 million, of which we (i) have filed a prospectus supplement to register approximately $4.0 million for sales under the Purchase Agreement (as defined below); and (ii) have previously sold an aggregate of $5.7 million of shares of common stock in prior offering on Form S-3 in the previous 12 months. Based on this calculation, we expect that we will be unable to sell additional securities beyond those amounts on Form S-3 in the near term, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement. If we cannot sell securities on Form S-3, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

Our operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2006, and our operations to date have been largely focused on raising capital, identifying potential product candidates, broadening our expertise in the development of our prodrugs, undertaking preclinical studies and conducting clinical trials. To date, we have only one product approved by the FDA, APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We have not yet demonstrated an ability to manufacture a prodrug on a commercial scale, or arrange for a third party to do so, or conduct sales and marketing activities necessary for successful commercialization. Further, we cannot guarantee that KVK will be able to successfully commercialize APADAZ, that Commave will be able to successfully commercialize any product candidates subject to the KP415 License Agreement, if approved, or that we will ever receive any payments under the APADAZ License Agreement or the KP415 License Agreement from commercial sales of APADAZ or any other approved product candidates, if any. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

A key element of our strategy is to use our proprietary LAT technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. As our scientific efforts are primarily focused on discovering novel prodrugs with new molecular structures, the evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates, we may not be able to develop  those product candidates into prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, for reasons including being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. For instance, in June 2016, we received a Complete Response Letter, or CRL, from the FDA for the APADAZ new drug application, or NDA. Following a Formal Dispute Resolution Request, or FDRR, process and detailed discussions with the FDA, we responded to the CRL by submitting an amended NDA for APADAZ. In February 2018, we announced that the FDA approved the NDA for APADAZ. If APADAZ is not successfully commercialized under our APADAZ License Agreement and we do not successfully develop and commercialize our product candidates based upon our proprietary LAT technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. In February 2018, we announced that the FDA approved the NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Even with the regulatory approval of APADAZ by the FDA, we cannot guarantee that the FDA will approve any of our other product candidates for commercial sale. For example, our NDA submission for KP415 may not be accepted for filing by FDA, may encounter review difficulties, and may ultimately receive a Complete Response Letter for any deficiencies in nonclinical, clinical or manufacturing of KP415. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

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

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive non-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate's safety and efficacy for each indication and manufacturing quality. Additionally, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or that any future trials will be successful. For example, in May 2016, the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to 4 for the approval of APADAZ, but voted 18 to two against inclusion of abuse-deterrent labeling for APADAZ. Additionally, in June 2016, we received a CRL from the FDA for the APADAZ NDA. Following a FDRR process and detailed discussions with the FDA, we responded to the CRL we received in June 2016 by submitting an amended NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In February 2018, we announced that the FDA approved the NDA for APADAZ.

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

We are early in our development efforts and have only one product that has completed development and been approved by the FDA, APADAZ. All of our other active product candidates are in clinical or preclinical development. We currently generate no commercial revenue from the sale of any prodrugs and we may never be able to successfully commercialize a prodrug product. For instance, while we have entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States, we cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ. In addition, we entered into the KP415 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize KP415 and KP484 worldwide. We cannot guarantee that Commave will be able to successfully develop, manufacture or commercialize KP415 or KP484 or that we will ever receive any future payments under the KP415 License Agreement. We have invested substantially all our efforts and financial resources in the development of our proprietary LAT technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from APADAZ under the APADAZ License Agreement and generate revenue from our product candidates will depend heavily on their successful development and eventual commercialization. The success of APADAZ and our product candidates will depend on several factors, including:

●	successful completion of preclinical studies and requisite clinical trials;

●	successful completion and achievement of endpoints in our clinical trials;

●	demonstration that the risks involved with APADAZ and our product candidates are outweighed by the benefits;

●

successful development of our manufacturing processes for APADAZ under the APADAZ License Agreement and for our other product candidates, including entering into and maintaining arrangements with third-party manufacturers;

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

●

launching commercial sales of APADAZ under the APADAZ License Agreement and launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with Commave or others;

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

Our prodrug development costs may also increase if we experience delays in testing or obtaining marketing approvals. Additionally, if we do not successfully develop any product candidates subject to the KP415 License Agreement, we may not be eligible to receive any future payments under the KP415 License Agreement. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

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

APADAZ is subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of APADAZ and certain product candidates.

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

APADAZ is subject to this REMS, and we anticipate that any opioid product candidates we may choose to develop in the future, if approved by the FDA, are likely to also be subject to a REMS requirement. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to a REMS requirement, which could increase the costs to us and reduce the commercial benefits to us from the sale of these product candidates. In October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. As part of this agreement KVK has assumed most regulatory and commercialization costs, including this REMS requirement.

APADAZ and our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize any of our product candidates, if approved, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. For APADAZ, the DEA has completed its process for determining the controlled substance schedule and determined it to be a Schedule II drug. We expect that most of our product candidates, including KP415, KP484 and KP879, if approved, will be regulated as “controlled substances” as defined in the Controlled Substances Act, or the CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

In addition, we entered into the KP415 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize KP415 and KP484. We cannot guarantee that the K415 License Agreement with Commave will be successful or that we will receive any future payments under the KP415 License Agreement. For instance, Commave has the option to terminate the KP415 License Agreement, in its entirety or on a product-by-product and country-by-country basis, at their convenience either (i) prior to the first regulatory approval of a product upon sixty days prior written notice or (ii) subsequent to the first regulatory approval of a product upon one hundred twenty days prior written notice. Further, even if Commave does not terminate the KP415 License Agreement, we cannot guarantee that we will receive any additional milestone or royalty payments under the KP415 License Agreement. In addition, under the KP415 License Agreement, we have limited control over the amount and timing of resources that Commave will dedicate to the development, manufacturing or commercialization of KP415 and KP484, and we may not always agree with Commave’s efforts. Our ability to generate revenue under the KP415 License Agreement will depend, in part, on Commave’s ability to successfully perform the functions assigned to it under the KP415 License Agreement.

We may also seek additional third-party collaborators for the commercialization of APADAZ outside of the United States or for the development or commercialization of our other product candidates, which are not subject to the KP415 License Agreement, or those that are subject to the KP415 License Agreement but the option is not exercised by Commave. In such cases, our likely collaborators would include large and mid-size pharmaceutical companies, regional, national and international pharmaceutical companies and biotechnology companies. If we do enter into any such collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of APADAZ outside of the United States or our other product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Our collaborations with KVK and Commave, or combined the Collaborators, pose the following risks to us:

●	The Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	The Collaborators may not perform their obligations as expected;

●

The Collaborators may not pursue commercialization of APADAZ the products covered under the KP415 License Agreement, if approved, or may elect not to continue or renew commercialization programs based on post-approval clinical trial results, changes in the Collaborator's strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●

The Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with APADAZ or the products covered under the KP415 License Agreement, as applicable, if the Collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●

APADAZ and the products covered under the KP415 License Agreement may be viewed by the Collaborators as competitive with their own product candidates or products, which may cause the Collaborators to cease to devote resources to the commercialization of APADAZ or the products covered under the KP415 License Agreement, if approved;

●	The Collaborators may not commit sufficient resources to the development, marketing and distribution of APADAZ and the products covered under the KP415 License Agreement, as applicable;

●

disagreements with the Collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the development or commercialization of APADAZ or the products covered under the KP415 License Agreement, as applicable, might lead to additional responsibilities for us with respect to APADAZ or the products covered under the KP415 License Agreement, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

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

●

the license agreements may be terminated by the Collaborators under specified circumstances and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of APADAZ or the products covered under the KP415 License Agreement.

If we enter into any future collaborations we will face similar risks with any future collaborators as well.

The APADAZ License Agreement, KP415 License Agreement and any other licensing or collaboration agreements we may enter into may not lead to commercialization of APADAZ or development or commercialization of KP415, KP484 or of our other product candidates in the most efficient manner or at all. If KVK, Commave or a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations for our product candidates, we may have to alter our development and commercialization plans.

Our prodrug development programs and the potential commercialization of our product candidates, if approved, will require substantial additional capital. For our product candidates, which are not subject to the terms of the APADAZ License Agreement or KP415 License Agreement, we may need to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We are party to a termination agreement with Aquestive that may limit the value of any sale, license or commercialization of KP415, KP484 or KP879. Under this termination agreement, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by KP415, KP484 or KP879, and any product candidates which contain SDX, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party or the commercialization of KP415, KP484 or KP879. As part of the KP415 License Agreement, we paid Aquestive a royalty equal to 10%  of the license upfront payment we received in the third quarter of 2019.

We also granted to Commave a right of first refusal to acquire, license or commercialize any Additional Product Candidate, with such right of first refusal expiring upon the acceptance of a new drug application for such Additional Product Candidate. We also granted Commave a right of first negotiation and a right of first refusal, subject to specified exceptions, for any assignment of our rights under the KP415 License Agreement. We cannot predict if these obligations will limit the value we may receive from any future sale or license of any Additional Product Candidate.

Provisions in the Deerfield Facility Agreement may inhibit our ability to enter into specified transactions, including any joint venture, partnership or any other profit-sharing arrangement.

Pursuant to the Deerfield Facility Agreement, we may not enter into specified transactions, including any joint venture, partnership or any other profit-sharing arrangement, without the prior approval of the holders of a majority of our senior secured convertible promissory notes. The interests of our noteholders may not always coincide with our corporate interests or the interests of our other stockholders, and our noteholders may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. If our noteholders do not approve our entry into specified transactions, it could significantly delay or inhibit the commercialization of our product candidates. For instance, our noteholders consented to our entry into the APADAZ License Agreement and KP415 License Agreement, but we cannot guarantee that sufficient noteholders will consent to any future collaboration agreement for commercialization of APADAZ outside of the United States or for the development or commercialization of any of our other product candidates.

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

Our success depends in large part on our ability to obtain and maintain trade secret protection of our proprietary LAT technology as well as patent protection in the United States and other countries with respect to APADAZ, KP415, KP484 and our other product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product technology and product candidates. As part of the APADAZ License Agreement, KVK obtained from us an exclusive license to certain patents that cover APADAZ. In addition, as part of the KP415 License Agreement, Commave obtained from us an exclusive, worldwide license to certain patents that cover KP415 and KP484.

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

We have only a limited sales and marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to enter into collaborations with one or more parties or establish our own sales and marketing organization. While we entered into the APADAZ License Agreement to establish a collaboration for the commercialization of APADAZ and we entered into the KP415 License Agreement to establish a collaboration for the commercialization of any product candidates subject to such agreement, we may not choose to enter into a collaboration for any future approved product. Should we decide to establish our own sales, marketing and distribution capabilities, we would encounter a number of risks. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we decide not to or are unable to establish our own sales, marketing and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. For instance, under the APADAZ License Agreement, we and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, with the portion we receive ranging from 30% to 50% of net profits. As a result, we will be entitled to a smaller portion of the net profits of any sales of APADAZ in the United States than if we had decided to sell, market and distribute APADAZ ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates in the future, or may be unable to do so on terms that are favorable to us, including as a result of restrictions in the Deerfield Facility Agreement. We likely will have little control over such third parties, including KVK and Commave, and any of them may fail to devote the necessary resources and attention to sell and market APADAZ, KP415, KP484 or our other product candidates, if approved, effectively. Further, we may be liable for conduct of third parties, including KVK and Commave, acting on our behalf, including failure to comply with legal requirements applicable to sales and marketing of our product or product candidates, if approved. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing APADAZ, KP415, KP484 or our other product candidates, if approved.

APADAZ, or any of our product candidates that may receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

APADAZ, or any of our product candidates that may receive marketing approval, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Despite the fact that APADAZ is now nationally available, we cannot guarantee that it will receive significant, if any, market acceptance in the United States. If APADAZ, or any other product candidates, if approved for commercial sale, do not achieve an adequate level of market acceptance, they may not generate significant product revenue and we may not become profitable. For instance, under the APADAZ License Agreement, we are entitled to milestone and royalty payments only if APADAZ sales in the United States are above specified levels. If APADAZ does not achieve an adequate level of market acceptance, it is unlikely that sales will satisfy these thresholds and we may not be entitled to any payments under the APADAZ License Agreement. Additionally, the commercialization strategy under the APADAZ License Agreement is novel and untested, and, even if successful we expect that the pricing for any sales of APADAZ will be at or near the prices of currently available generic equivalent drugs. Accordingly, we expect that APADAZ will need to achieve broad market acceptance in order for this strategy to be successful. The degree of market acceptance of APADAZ, or our product candidates if approved for commercial sale, will depend on a number of factors, including:

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

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We will face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, drug delivery companies and academic and research institutions. Our competitors may develop or market drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products or product candidates and these competitors may also have significantly more resources than us and be more successful than us in manufacturing and marketing their products.

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

APADAZ competes against currently marketed, branded and generic IR hydrocodone/APAP combination products indicated for the short-term management of acute pain. In addition, APADAZ will face potential competition from any IR or hydrocodone/APAP combination products for the short-term management of acute pain that are currently in or may enter into clinical development.

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

We are exposed to the risk of misconduct by employees and independent contractors, such as principal investigators, CROs, consultants, commercial collaborators, contract manufacturers, service providers and other vendors. Such misconduct could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards that we have established or that are established by regulation, to comply with federal and state contracting and healthcare fraud and abuse laws, to report drug pricing, financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing, advertising and promotion, sales commissions, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct and self-disclose credible evidence of False Claims Act violations. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of warning letters, untitled letters, cyber letters, seizure or recall of products, injunctions, withdrawal of product approval or other permits, clinical holds and termination of clinical trials, FDA refusal to approve pending applications, product detentions, FDA or DEA consent decrees, restriction or suspension of manufacturing and distribution, debarment, refusal to allow product import or export, adverse publicity, refusal of government contracts or future orders under existing contracts, dear-health-care-provider letters or other warnings or corrective information, recalls, delays, significant civil, criminal and administrative penalties including False Claims Act liability, damages, monetary fines, disgorgement, restitution, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, corporate integrity agreements, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, among other consequences, any of which could adversely affect our ability to operate.

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

●

the federal Open Payments program, created under Section 6002 of the Affordable Care Act, or the ACA, and its implementing regulations, which imposes new annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to annually report certain payments and transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians, as defined by such law, and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

●	comparable state and foreign laws, which may be broader in scope than the analogous federal laws and may differ from each other in significant ways.

These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws, or that our compliance systems are inadequate to detect and report such conduct or to report accurate pricing information to the government. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, corporate integrity agreements or similar agreements to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, which could significantly harm our business. If any of the physicians or other healthcare providers or entities with whom we currently, or expect to, do business, including future collaborators, is found not to be in compliance with applicable laws, they and we may be subject to significant penalties and potential exclusion from participation in healthcare programs as a result of their non-compliance.

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

There remain judicial and congressional challenges to numerous provisions of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA, and we expect there will be additional challenges and amendments in the future. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, establish an international price index for Medicare Part B pricing and to eliminate the Medicaid drug rebate cap. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

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

Prior to our initial public offering there had been no public market for our common stock. An active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell our shares at an attractive price or at all.

The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from a low of $0.27 to a high of $26.15 through February 26, 2020. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	actual or anticipated variations in our operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry, including without limitation changes in the structure of healthcare payment systems;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the pharmaceutical industry;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	adverse regulatory announcements or determinations regarding our product candidates;

●	capital commitments;

●	investors’ general perception of us and our business;

●	recruitment or departure of key personnel; and

●	sales of our common stock, including sales by our directors and officers or specific stockholders.

Many of the factors described above are not within our control. For instance, in May 2016, we announced that the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA voted 16 to 4 for the approval of APADAZ but voted 18 to 2 against inclusion of abuse-deterrent labeling for APADAZ. The announcement was followed by a substantial decrease in the trading price of our common stock on Nasdaq. Additionally, when we announced in June 2016 that the FDA had issued a CRL for the APADAZ NDA, the trading price of our common stock on Nasdaq was subject to another substantial decrease. We cannot guarantee that future announcements will not have similar effects on the trading price of our common stock.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For instance, in December 2016, we received notice of a class action suit filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. In June 2018, the case was dismissed without prejudice to members of the putative class. Future litigation could cause us to incur substantial costs and divert management’s attention and resources from our business. Further, companies listed on The Nasdaq Capital Market, and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If we fail to maintain compliance with the listing requirements of The Nasdaq Stock Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The Nasdaq Capital Market. To maintain the listing of our common stock on The Nasdaq Capital Market, we are required to meet certain listing requirements.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, The Nasdaq Capital Market may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

On January 15, 2020, we announced that the Nasdaq Listing Qualifications Panel, or Nasdaq Listings Panel, of the Nasdaq Stock Market, LLC, or Nasdaq, granted us an extension, until May 13, 2020, to regain compliance with the Market Value of Listed Securities, or MVLS, continued listing requirement of The Nasdaq Capital Market, conditioned upon achievement of certain milestones included in a plan of compliance which we previously submitted to the Nasdaq Listings Panel. Previously, on May 17, 2019, we received notice from the Listing Qualification Department of Nasdaq that we were not in compliance with the continued listing requirement of The Nasdaq Global Market to maintain a minimum MVLS of $50.0 million. By transferring the listing of our common stock to The Nasdaq Capital Market, we will regain compliance with the MVLS continued listing requirement of The Nasdaq Capital Market by reaching a minimum MVLS of $35.0 million for ten consecutive trading days on or before May 13, 2020. Should we fail to demonstrate compliance with the MVLS continued listing requirement by that date, Nasdaq will issue a final delisting determination and we will be suspended from trading on the Nasdaq Stock Market. In order to maintain the listing of our common stock on The Nasdaq Capital Market, we must also regain compliance for all other continued listing standards within the applicable compliance period.

For instance, on September 27, 2019, we received notice from Nasdaq that we were not in compliance with the continued listing requirement to maintain a minimum bid price of $1.00. The initial compliance period for this continued listing requirement ends on March 25, 2020. If we fail to increase our bid price above $1.00 for at least ten consecutive trading days prior to this time, then our bid price deficiency may be an additional ground for delisting by Nasdaq.

Additionally, on December 19, 2019, we received notice that we were not in compliance with the continued listing requirement of The Nasdaq Global Market to maintain a minimum Market Value of Publicly Held Shares, or MVPHS, of $15.0 million. However, upon transferring to The Nasdaq Capital Market, the Company became subject to its MVPHS continued listing requirement, which is $1.0 million. Based on the lower requirement, the Company has maintained a MVPHS greater than $1.0 million since transferring The Nasdaq Capital Market.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting. At such time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

There can be no assurance that we will be successful in maintaining the listing of our common stock on The Nasdaq Capital Market. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

Our outstanding senior secured convertible promissory notes and the warrant we issued to Deerfield under the Deerfield Facility Agreement, or the Deerfield Warrant, each include conversion or exercise, as applicable, price protection provision, pursuant to which the conversion or exercise, as applicable, price of each note or the Deerfield Warrant will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of (i) $5.85 per share, which represents the Deerfield Warrant's exercise price and the conversion price of our outstanding senior secured convertible promissory notes or (ii) the closing sale price of our common stock as reported on The Nasdaq Capital Market on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, if we effect an "at the market offering", as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of our outstanding senior secured convertible promissory notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under the Purchase Agreement, the Second ATM Agreement or the September 2019 Exchange Agreement, as amended, or the September 2019 Exchange Agreement, that we entered into with Deerfield and Deerfield Special Situations Fund, or the Deerfield Lenders.

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

The holders of our senior secured convertible promissory notes may convert all or any portion of the outstanding principal and any accrued but unpaid interest on such notes into shares of our common stock at a conversion price of $5.85 per share.

According to the terms of our outstanding senior secured convertible promissory notes in no event may any holder thereof convert such holder’s note to the extent such conversion would result in such holder beneficially owning more than 4.985% of the then issued and outstanding shares of our common stock, provided that this limitation is 19.985% of our issued and outstanding common stock for any holder of our senior secured convertible promissory note who owned more than 4.985% of our issued and outstanding common stock at the time the issuance of such note. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If noteholder is only able to convert such holder’s senior secured convertible promissory note into a limited number of shares due to this conversion limitation, such note could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or such holder sells some of its existing shares.

In September 2019, we entered into the September 2019 Exchange Agreement, which was subsequently amended in December 2019. Under the September 2019 Exchange Agreement, we issued an aggregate of 1,499,894 shares of our common stock and an aggregate of 1,576 shares of our Series B-1 Preferred Stock in exchange for the cancellation of an aggregate of $3,000,000 principal amount of our then outstanding convertible debt. As of February 1, 2020, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,996 shares of common stock. The September 2019 Exchange Agreement provides the Deerfield Lenders the option to exchange the principal amount of their outstanding senior secured convertible promissory notes  for shares of common stock or shares of our Series B-2 convertible preferred stock, subject to the terms and conditions set forth in the September 2019 Exchange Agreement. In December 2019, we amended the September 2019 Exchange Agreement, to, among other things, (i)  to allow the Deerfield Lenders to effect optional exchanges of all their outstanding senior secured convertible promissory notes under the terms of the September 2019 Exchange Agreement; (ii) amend the common stock exchange price under the September 2019 Exchange Agreement to be a per share price equal to the greater of (x) $0.60, subject to adjustment to reflect stock splits and similar events, or (y) the average of the volume-weighted average prices of our common stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange, (iii) provide that no more than 28,439,015 of shares of our common stock shall be issued pursuant to optional exchanges under the September 2019 Exchange Agreement (whether by common stock exchange or upon conversion of shares of Series B-2 convertible preferred stock), subject to adjustment to reflect stock splits and similar events and (iv) eliminate limitations regarding the timing and aggregate amount of principal which may be exchanged under the September 2019 Exchange Agreement. If the Deerfield Lenders choose to exchange any portion of their senior secured convertible promissory notes for shares of Series B-2 convertible preferred stock, such exchange will be effected at an exchange price of $1,000 per share.  As of February 1, 2020, there was an aggregate of 17,439,015 shares of our common stock issuable (i) in exchange of the then outstanding principal amount of our senior secured convertible promissory notes held by the Deerfield Lenders, or (ii) upon conversion of the Series B-2 convertible preferred stock issuable in exchange of the then outstanding principal amount of such senior secured convertible promissory notes.

If Deerfield Lenders elect to exchange their senior secured convertible promissory notes for shares of our common stock (or convert any shares of our Series B-2 preferred stock for shares of common stock), or the holders of our senior secured convertible promissory notes elect to convert such notes into common stock, your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

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

In February 2020, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time to time over the 12-month term of the Purchase Agreement, and we issued an additional 308,637 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, we also entered into the Registration Rights Agreement, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our Current Registration Statement or a new registration statement.

The accounting method for the Deerfield Warrant, our outstanding senior secured convertible promissory notes and the warrant we issued to KVK under the APADAZ License Agreement could have a material effect on our reported financial results.

The Deerfield Warrant, our outstanding senior secured convertible promissory notes and the warrant we issued to KVK under the APADAZ License Agreement contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations.

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

Deerfield has the right, subject to some conditions, to require us to file one or more registration statements covering its shares of our common stock, including shares issued or issuable upon conversion or exercise of its senior secured convertible promissory note issued in June 2014 and the Deerfield Warrant, as applicable, or to include such shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

In addition, the provisions of our termination agreement with Aquestive and our outstanding senior secured convertible promissory notes, the Deerfield Warrant and Deerfield Facility Agreement, may delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then Aquestive will be entitled to a royalty equal to 10% of the price being paid to us and our stockholders in such transaction which is attributable to the value of KP415, KP484 or KP879, as was the case with the KP415 License Agreement. Pursuant to the Deerfield Facility Agreement, we may not enter into any major transaction without the prior approval of a majority of the holders of our outstanding senior secured convertible promissory notes, including a merger, asset sale or change of control transaction, and pursuant to the terms of such notes, each holder thereof has the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, of such note immediately prior to consummation of such event. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. A takeover of us may trigger the requirement that we repurchase our outstanding senior secured convertible promissory notes and the Deerfield Warrant, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

Finally, in the event of a sale of the Company the holders of our Series B-2 convertible preferred stock, if any, will share ratably in any distribution of our assets or other proceeds with holders of common stock on an as-converted basis without giving effect to any limitation on conversion of the Series B-2 convertible preferred stock. This would in turn reduce the distribution to the holders of our common stock in such change of control.

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

We are an “emerging growth company” as defined in the Jump-Start Our Business Startups Act, or the JOBS Act, and we take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	not being required to comply with the auditor attestation requirements in the assessment of our internal controls over financial reporting;

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

As of December 31, 2019, we had federal net operating loss carryforwards of approximately $217.1 million, due to prior period losses, $138.1 million of which if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic earnings, if any. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. For our fiscal year ended December 31, 2019, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting on an annual basis. This requires that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

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

For example, management identified a control deficiency as of December 31, 2019 regarding our ineffective controls over non-routine transactions that constituted a material weakness. For more information regarding the material weakness refer to our risk factor titled “In connection with preparation of our annual financial statements for the fiscal year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us” and Item 9A of this annual report on Form 10-K. We are still considering the full extent of the procedures to implement in order to remediate this material weakness. We can give no assurances that any additional material weakness will not arise in the future due to our failure to implement and maintain adequate internal controls over financial reporting. In addition, even if we are successful in strengthening our controls and procedures to resolve this material weakness, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

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

As of December 31, 2019, we occupied approximately 17,000 square feet of headquarters office space in Celebration, Florida, comprised of two contiguous office suites, under a non-cancelable lease agreement that expires in August 2025 and February 2026, respectively. We have the right to extend the term of the lease for two successive five-year terms upon expiration. In February 2020, we agreed to sublease approximately 6,000 square feet of office space in Celebration, Florida to a third-party, under a non-cancelable lease agreement that expires in February 2026. In addition, we occupy leased laboratory space in Coralville, Iowa and Blacksburg, Virginia. We believe that our facilities are adequate for our current needs.

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

Common Stock Listing

From April 16, 2015 until January 14, 2020, our common stock was listed on The Nasdaq Global Market under the symbol “KMPH”.  Effective January 15, 2020, our common stock was listed on The Nasdaq Capital Market under the symbol “KMPH”. Prior to April 16, 2015, there was no public trading market for our common stock.

Holders of our Common Stock

As of February 26, 2020, we had 132 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and through any other future arrangements we might enter into related to one of our other product candidates. To date, we have only generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, of which we paid Aquestive $1.0 million as a royalty payment, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. We had negative cash flows from operations since our inception and, as of December 31, 2019, had an accumulated deficit of $245.7 million. Our negative cash flows from operations for the years ended December 31, 2019 and 2018 were $23.7 million and $54.2 million, respectively.

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

Our commercial revenue, if any, will be derived from sales of APADAZ or any other product candidates for which we obtain regulatory approval. In October 2018, we entered into the APADAZ License Agreement with KVK, pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States, and in September 2019, we entered into the KP415 License Agreement, pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including KP415 and KP484. We cannot guarantee that KVK or Commave will be able to successfully commercialize APADAZ or our product candidates covered under the KP415 License Agreement, or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ or any future payments under the KP415 License Agreement. We also do not know when, if ever, any other product candidate will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our recurring negative cash flows from operations and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Third-Party Agreements

APADAZ License Agreement

In October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States.

Pursuant to the APADAZ License Agreement, KVK has agreed to pay us certain payments and cost reimbursements of an estimated $3.4 million, which includes a payment of $2.0 million within 10 days of the achievement of a specified milestone related to the initial formulary adoption of APADAZ, or the Initial Adoption Milestone. In addition, KVK has agreed to make additional payments to us upon the achievement of specified sales milestones of up to $53.0 million in the aggregate. Further, we and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, ranging from us receiving 30% to 50% of net profits, based on the amount of net sales on a rolling four quarter basis. We are responsible for a portion of commercialization and regulatory expenses for APADAZ until the Initial Adoption Milestone is achieved, after which KVK will be responsible for all expenses incurred in connection with commercialization and maintaining regulatory approval in the United States.

The APADAZ License Agreement will terminate on the later of the date that all of the patent rights for APADAZ have expired in the United States or KVK’s cessation of commercialization of APADAZ in the United States. KVK may terminate the APADAZ License Agreement upon 90 days written notice if a regulatory authority in the United States orders KVK to stop sales of APADAZ due to a safety concern. In addition, after the third anniversary of the APADAZ License Agreement, KVK may terminate the APADAZ License Agreement without cause upon 18 months prior written notice. We may terminate the APADAZ License Agreement if KVK stops conducting regulatory activities for or commercializing APADAZ in the United States for a period of six months, subject to specified exceptions, or if KVK or its affiliates challenge the validity, enforceability or scope of any licensed patent under the APADAZ License Agreement. Both parties may terminate the APADAZ License Agreement (i) upon a material breach of the APADAZ License Agreement, subject to a 30-day cure period, (ii) the other party encounters bankruptcy or insolvency or (iii) if the Initial Adoption Milestone is not achieved. Upon termination, all licenses and other rights granted by us to KVK pursuant to the APADAZ License Agreement would revert to us.

The APADAZ License Agreement also established a joint steering committee, which monitors progress of the commercialization of APADAZ.

KP415/484 License Agreement

In September 2019, we entered into the KP415 License Agreement with Commave. Under the KP415 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including KP415, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by us containing SDX and developed to treat ADHD or any other central nervous system disorder, or the Additional Product Candidates and, collectively with KP415 and KP484, the Licensed Product Candidates.

Under the terms of the KP415 License Agreement, we granted Commave an exclusive, worldwide license to commercialize and develop the Licensed Product Candidates; provided that such license shall apply to an Additional Product Candidates only if Commave exercises its option under the KP415 License Agreement related thereto. If Commave exercises its option related to any Additional Product Candidate under the KP415 License Agreement, the parties are obligated to negotiate in good faith regarding the economic terms of such Additional Product Candidate. We also granted to Commave a right of first refusal to acquire, license or commercialize any Additional Product Candidate, with such right of first refusal expiring upon the acceptance of a new drug application for such Additional Product Candidate. We also granted Commave a right of first negotiation and a right of first refusal, subject to specified exceptions, for any assignment of our rights under the KP415 License Agreement.

Pursuant to the KP415 License Agreement, Commave paid us an upfront payment of $10.0 million and agreed to pay up to $63.0 million in milestone payments upon the occurrence of specified regulatory milestones related to the KP415 and KP484. In addition, Commave agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420.0 million in the aggregate, depending, among other things, on timing of approval for a new drug applicable for KP415 and its final approved label, if any. Further, Commave will pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

Commave agreed to be responsible for and reimburse us for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the KP415 License Agreement.

The KP415 License Agreement will continue on a product-by-product basis (i) until expiration of the Royalty Term for the applicable Licensed Product Candidate in the United States and (ii) perpetually for all other countries. Commave may terminate the KP415 License Agreement at its convenience upon prior written notice prior to regulatory approval of any Licensed Product Candidate or upon prior written notice after regulatory approval of any Licensed Product Candidate. We may terminate the KP415 License Agreement in full if Commave, any of its sublicensees or any of its or their affiliates challenge the validity of any Licensed Patent (as defined in the KP415 License Agreement) and such challenge is not required under a court order or subpoena and is not a defense against a claim, action or proceeding asserted by us. Either party may terminate the KP415 License Agreement (i) upon a material breach of the KP415 License Agreement by the other party, subject to a cure period, or (ii) if the other party encounters bankruptcy or insolvency. Upon a Serious Material Breach (as defined in the KP415 License Agreement) by us, subject to a cure period, Commave may choose not to terminate the KP415 License Agreement and instead reduce the milestone and royalty payments owed to us. Upon termination, all licenses and other rights granted by us to Commave pursuant to the KP415 License Agreement would revert to us. During the term of the KP415 License Agreement, we may not develop or commercialize any Competing Product (as defined in the KP415 License Agreement).

The KP415 License Agreement also established a joint steering committee, which monitors progress of the development of both KP415 and KP484. Subject to the oversight of the joint steering committee, we otherwise retain all responsibility for the conduct of all regulatory activities required to obtain new drug application approval of KP415 and KP484; provided that Commave shall be the sponsor of any clinical trials conducted by us on behalf of Commave.

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

We are responsible for all costs of any benzhydrocodone manufactured during a specified validation process for APADAZ. After completion of the validation process, but prior to the commercial launch of any products that utilize benzhydrocodone as the API JMI will manufacture batches of benzhydrocodone at a price to be negotiated. Failure to agree upon this pricing would result in JMI supplying these batches to us free of charge and we would pay JMI an additional royalty payment on such batches. The percentage royalty rate ranges from the low teens at low volumes to the low single digits at higher volumes and is additive to any minimum royalty we may owe JMI on such batch. JMI will manufacture and supply benzhydrocodone at a price equal to JMI's fully allocated manufacturing cost after commercial launch of APADAZ.

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

Other Third-Party Agreements

Under our March 2012 asset purchase agreement with Shire, Shire had a right of first refusal to acquire, license or commercialize KP415 and KP484. In early 2019, Shire was acquired by Takeda to whom this right of first refusal was transferred at that time. Takeda did not exercise this right of first refusal in connection with our entry into the KP415 License Agreement.

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by KP415, KP484 or KP879, and any product candidates containing SDX, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party, the commercialization of KP415, KP484 or KP879 and the portion of any consideration that is attributable to the value of KP415, KP484 or KP879 and paid to us or our stockholders in a change of control transaction. In connection with the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment we received in the third quarter of 2019.

Components of our Results of Operations

Revenue

Our commercial revenue, if any, will be derived from sales of APADAZ or any other product candidates for which we obtain regulatory approval. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and through any other future arrangements related to one of our other product candidates. To date, we have only generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, of which we paid Aquestive $1.0 million as a royalty payment, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. We cannot guarantee that KVK or Commave will be able to successfully commercialize APADAZ or our product candidates covered under the KP415 License Agreement, or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ or any future payments under the KP415 License Agreement. We also do not know when, if ever, any other product candidate will be commercially available.

Royalties and Contract Costs

The components of our royalties and contract costs are royalties and expenses directly attributable to revenue. To date, we have only generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. In connection with the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment we received in the third quarter of 2019 and capitalized incremental costs directly attributable to the KP415 License Agreement, these costs are amortized to royalties and contract costs as revenue is recognized.

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

The following table summarizes our research and development costs for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Outsourced development costs directly identified to programs:
KP415	$7,831	$28,798
KP484	24	195
APADAZ	3,866	4,150
Total outsourced development costs directly identified to programs	11,721	33,143
Research and development costs not directly identified to programs:
Personnel costs including cash compensation, benefits and stock-based compensation	5,204	6,244
Facilities costs	599	473
Other costs	1,891	1,899
Total research and development costs not directly allocated to programs	7,694	8,616
Total research and development expenses	$19,415	$41,759

We anticipate that our research and development expense will fluctuate for the foreseeable future as we continue our efforts to advance the development of our product candidates, subject to the availability of additional funding. In accordance with the KP415 License Agreement, Commave has also agreed to be responsible and reimburse us for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the KP415 License Agreement.

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

We expect that our general and administrative expense will fluctuate as we continue to operate as a public reporting company and continue to develop our product candidates. We believe that these fluctuations will likely include costs related to the hiring of additional personnel and fees for outside consultants, lawyers and accountants. We also expect to continue to incur costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

Severance Expense

Severance expense consisted of severance payments and stock-based compensation paid to our former executive vice president, government and public relations who resigned in August 2018. We had no severance expense in 2019. We anticipate that we will have additional severance expense in 2020 for severance payments and stock-based compensation to be paid to our former chief business officer who ceased to serve in this role in February 2020.

Other (Expense) Income

Other (expense) income consists primarily of non-cash costs associated with fair value adjustments to our derivative and warrant liability and amortization of debt issuance costs and debt discount to interest expense. Other (expense) income also includes interest expense incurred on our outstanding borrowings, as well as, interest and other income consisting primarily of interest earned on investments. Additionally, we recognized a gain on extinguishment of debt for the year ended December 31, 2019, related to the exchange of $9.6 million of principal on the 2021 Notes for Series A Preferred Stock in October 2018. These items are unrelated to our core business and thus are recognized as other (expense) income in our statements of operations.

Income Tax Benefit

Income tax benefit consists of refundable state income tax credits. To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. We have received state income tax credits related to our qualified research activities in Iowa.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,		Period-to
	2019	2018	Period Change
Revenue	$12,839	$-	$12,839
Operating expenses:
Royalties and contract costs	2,945	-	2,945
Research and development	19,415	41,759	(22,344)
General and administrative	10,816	12,508	(1,692)
Severance expense	-	1,636	(1,636)
Total operating expenses	33,176	55,903	(22,727)
Loss from operations	(20,337)	(55,903)	35,566
Other (expense) income:
Gain on extinguishment of debt	-	2	(2)
Interest expense related to amortization of debt issuance costs and discount	(1,656)	(1,618)	(38)
Interest expense on principal	(4,858)	(5,469)	611
Fair value adjustment related to derivative and warrant liability	1,998	5,976	(3,978)
Interest and other income, net	309	420	(111)
Total other (expense) income	(4,207)	(689)	(3,518)
Loss before income taxes	(24,544)	(56,592)	32,048
Income tax benefit	22	126	(104)
Net loss	$(24,522)	$(56,466)	$31,944

Net Loss

Net loss for the year ended December 31, 2019 was $24.5 million, a decrease of $31.9 million compared to net loss for the year ended December 31, 2018 of $56.5 million. The decrease was primarily attributable to a decrease in loss from operations of $35.6 million and a decrease in net interest expense and other items of $0.4 million, partially offset by a decrease in non-cash fair value adjustment income of $4.0 million related changes to the derivative and warrant liability.

Revenue

Revenue for the year ended December 31, 2019 was $12.8 million, which was comprised of a $10.0 million non-refundable up-front payment, $1.1 million of reimbursements for out-of-pocket third-party research and development costs and $1.7 million of consulting fees earned, all related to the KP415 License Agreement. We had no revenue for the year ended December 31, 2018.

Royalties and Contract Costs

Royalties and contract costs for the year ended December 31, 2019 was $2.9 million, which was comprised of a royalty payment to Aquestive related to the $10.0 million non-refundable upfront payment under the KP415 License Agreement and $1.9 million of contract costs which were directly attributable to the revenue recognized. We had no royalties and contract costs for the year ended December 31, 2018.

Research and Development

Research and development expenses decreased by $22.3 million, from $41.8 million for the year ended December 31, 2018, to $19.4 million for the year ended December 31, 2019. This decrease was primarily attributable to a decrease in net third-party research and development costs and personnel-related costs.

General and Administrative

General and administrative expenses decreased by $1.7 million, from $12.5 million for the year ended December 31, 2018, to $10.8 million for the year ended December 31, 2019. This decrease was primarily attributable to a decrease in personnel-related costs.

Severance Expense

Severance expense of $1.6 million was recognized for the year ended December 31, 2018 due to the resignation of our executive vice president, government and public relations in August 2018. Severance expense is comprised of $0.4 million of severance payments and $1.2 million of stock compensation expense related to the acceleration of vesting on certain stock options upon termination. We had no severance expense for the year ended December 31, 2019.

Other (Expense) Income

Other (expense) income increased by $3.5 million, from expense of $0.7 million for the year ended December 31, 2018, to expense of $4.2 million for the year ended December 31, 2019. This period-to-period increase in expense was primarily attributable to a decrease in non-cash fair value adjustment income related to our derivative and warrant liability, partially offset by a decrease in net interest expense and other items.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2019, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our Prior Purchase Agreement with Lincoln Park, and from revenue received under the KP415 License Agreement. As of December 31, 2019, we had cash and cash equivalents of $3.2 million and restricted cash of $0.3 million.

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

Based on the market value of our outstanding common stock held by non-affiliates as of February 28, 2020, the date we filed this Annual Report on Form 10-K for the year ended December 31, 2019, in order to issue securities under the Current Registration Statement and the Replacement Registration Statement, once effective, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statements during any twelve-month period. At the time we sell securities pursuant to the applicable registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation is updated immediately upon filing this Annual Report on Form 10-K for the year ended December 31, 2019. As of filing this Annual Report, based on this calculation, the amount of securities we are able to sell under a registration statement on Form S-3 is approximately $10.9 million, of which we (i) have filed a prospectus supplement to register approximately $4.0 million for sales under the Purchase Agreement (as defined below); and (ii) have previously sold an aggregate of $5.7 million of shares of common stock in prior offering on Form S-3 in the previous 12 months. Based on this calculation, we expect that we will be unable to sell additional securities beyond those amounts pursuant to our Current Registration Statement or the Replacement Registration Statement, once effective, in the near term, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement.

In September 2018, we entered into the Second ATM Agreement with RBCCM, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. The registration statement on Form S-3 originally contemplated under the Second ATM Agreement includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement, but in February 2020, we filed a prospectus supplement to our registration statement on Form S-3 to terminate this offering in its entirety. As a result, we do not anticipate making any sales under the Second ATM Agreement in the near term, if at all. Through the date of termination we did not sell any shares of common stock under the Second ATM Agreement.

In October 2018, we entered into an underwriting agreement with RBCCM pursuant to which we sold 8,333,334 shares of our common stock in an underwritten public offering pursuant to our registration statement on Form S-3. Our net proceeds from the offering were approximately $23.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

In February 2019, we entered into the Prior Purchase Agreement with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Prior Purchase Agreement, and upon execution of the Prior Purchase Agreement we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Prior Purchase Agreement. Concurrently with entering into the Prior Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Prior Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. Upon entering into the Purchase Agreement with Lincoln Park, we terminated the Prior Purchase Agreement and we filed a prospectus supplement to our registration statement on Form S-3 to terminate this offering in its entirety. As a result, we will not make any future sales under the Prior Purchase Agreement. Through the date of termination we sold 3,401,271 shares of our common stock to Lincoln Park under the Prior Purchase Agreement for approximately $5.4 million in gross proceeds.

In September 2019, we entered into the KP415 License Agreement with Commave and Commave paid us a non-refundable upfront payment of $10.0 million.

In February 2020, we entered into the Purchase Agreement with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time to time over the 12-month term of the Purchase Agreement, and upon execution of the Purchase Agreement we issued an additional 308,637 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement.

We had negative operating cash flows since our inception and, as of December 31, 2019, had an accumulated deficit of $245.7 million. We anticipate that we will continue to incur negative operating flows for at least the next several years. Our recurring negative cash flows from operations and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, or through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Convertible Debt

As of December 31, 2019, we had $80.2 million of convertible notes outstanding, consisting of (i) senior secured convertible promissory notes issued under the Deerfield Facility Agreement in the aggregate principal amount of $77.2 million and (ii) one 5.50% Senior Convertible Note due 2021, or the 2021 Note, in the principal amount of $3.0 million.

Deerfield Facility Agreement

In June 2014, we entered into the Deerfield Facility Agreement as a $60.0 million multi-tranche credit facility with Deerfield. At the time we entered into the Deerfield Facility Agreement, we borrowed the first tranche, which consisted of a $15.0 million term note and the $10.0 million convertible note, or the Deerfield Convertible Note. We used approximately $18.6 million of the net proceeds from the offering of the 2021 Notes to repay in full the $15.0 million original principal amount on the term note issued under the Deerfield Facility Agreement plus all accrued but unpaid interest on the term note, a make whole interest payment on the term note and a prepayment premium on the term note. Deerfield is no longer obligated to provide us any additional disbursements under the Deerfield Facility Agreement.

The Deerfield Convertible Note originally bore interest at 9.75% per annum, but was subsequently reduced to 6.75%. Interest accrued on the outstanding balance under the Deerfield Convertible Note was due quarterly in arrears. We originally had to repay one-third of the outstanding principal amount of the Deerfield Convertible Note on the fourth and fifth anniversaries of the Deerfield Facility Agreement (June 2018 and June 2019). In June 2018, Deerfield agreed to convert the $3,333,333 of the principal amount then due, plus $168,288 of accrued interest, into 598,568 shares of our common stock. In September 2019, we entered into an amendment with Deerfield in order to (i) reduce the interest rate applicable under the Deerfield Facility Agreement from 9.75% to 6.75%, (ii) provide for “payment in kind” of interest on the Loans (as defined in the Deerfield Facility Agreement), and (iii) defer the Loan payments due pursuant to the Deerfield Facility Agreement until June 1, 2020. In December 2019, we entered into another amendment with Deerfield in order to (i) defer the Loan payments due pursuant to the Deerfield Facility Agreement until March 31, 2021 and (ii) allow for the entries of additional debt and debt holders under the Deerfield Facility Agreement (as discussed in more detail below). We are also obligated to repay principal in the amount of $6,980,824 plus any capitalized interest to date on March 31, 2021. Prepayment of the outstanding balance is not allowed without written consent of Deerfield.

Pursuant to the Deerfield Facility Agreement, we issued to Deerfield 1,923,077 shares of our Series D redeemable convertible preferred stock, or Series D Preferred, as consideration for the loans provided to us thereunder. Upon closing of our initial public offering, these shares of Series D Preferred reclassified into 256,410 shares of our common stock.

We also issued to Deerfield the Deerfield Warrant to purchase 14,423,076 shares of our Series D Preferred at an initial exercise price of $0.78 per share, or the Deerfield Warrant. Upon closing of our initial public offering, this warrant converted into a warrant exercisable for 1,923,077 shares of our common stock at an exercise price of $5.85 per share.

Pursuant to the Deerfield Facility Agreement, we may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, other than permitted indebtedness under the Deerfield Facility Agreement, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit-sharing arrangement, without the prior approval of the Required Lenders (as defined in the Deerfield Facility Agreement). Additionally, if we were to enter into a major transaction, including a merger, consolidation, sale of substantially all of our assets or other change of control transaction, Deerfield would have the ability to demand that prior to consummation of such transaction we repay all outstanding principal and accrued interest of the Deerfield Convertible Note. Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

The Deerfield Facility Agreement also includes high yield discount obligation protections that went into effect in June 2019. Going forward, if at any interest payment date our outstanding indebtedness under the Deerfield Facility Agreement would qualify as an "applicable high yield discount obligation" under the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification.

2021 Notes

In February 2016, we issued the 2021 Notes in aggregate principal amount of $86.3 million. The 2021 Notes were originally issued to Cowen and Company LLC and RBCCM as representatives of the several initial purchasers, who subsequently resold the 2021 Notes to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act.

The 2021 Notes were issued pursuant to an indenture, dated as of February 9, 2016, or the indenture, between the Company and U.S. Bank National Association, as trustee. Interest on the 2021 Notes was payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2016, at a rate of 5.50% per year. The 2021 Notes originally matured on February 1, 2021 unless earlier converted or repurchased.

The 2021 Notes were not redeemable prior to the maturity date, and no sinking fund was provided for the 2021 Notes. The 2021 Notes were convertible at an initial conversion rate of 58.4454 shares of our common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the indenture, which was equal to an initial conversion price of approximately $17.11 per share of our common stock.

If we underwent a "fundamental change" (as defined in the indenture), holders may require that we repurchase for cash all or any portion of their 2021 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The indenture included customary terms and covenants, including certain events of default after which the 2021 Notes may be due and payable immediately.

As described in more detail below, in multiple exchanges occurring in October 2018, December 2019 and January 2020, all outstanding 2021 Notes were exchanged by the holders thereof for either shares of our common stock or senior secured convertible promissory notes issued under the terms of the Deerfield Facility Agreement.

2021 Note Exchanges

2021 Note Exchange Effected in October 2018

In October 2018, we entered into an exchange agreement, or the October 2018 Exchange Agreement, with the Deerfield Lenders Under the October 2018 Exchange Agreement, the Deerfield Lenders exchanged an aggregate of $9,577,000 principal amount of our 2021 Notes for an aggregate of 9,577 shares of our Series A Convertible Preferred Stock, par value $0.0001, or the Series A Preferred Stock.

As a condition to closing of the October 2018 Exchange Agreement, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, or the Series A Certificate of Designation, with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series A Preferred Stock.

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, an aggregate of 3,192,333 shares of common stock were issuable upon conversion of the Series A Preferred Stock. As of December 31, 2019, all 9,577 shares of Series A Preferred Stock issued under the October 2018 Exchange Agreement have been converted into an aggregate 3,192,333 shares of our common stock.

2021 Note Exchange Effected in September 2019

In September 2019, we entered into the September 2019 Exchange Agreement with the Deerfield Lenders. Under the September 2019 Exchange Agreement, we issued an aggregate of 1,499,894 shares of our common stock and an aggregate of 1,576 shares of our Series B-1 Convertible Preferred Stock, par value $0.0001 per share, or the Series B-1 Preferred Stock, (such shares of common stock and Series B-1 Preferred Stock, the Initial Exchange Shares), in exchange for the cancellation of an aggregate of $3,000,000 principal amount of the 2021 Notes. The September 2019 Exchange Agreement provided the Deerfield Lenders the option to exchange up to an additional aggregate of $27,000,000 principal amount of the 2021 Notes, or the Optional Exchange Principal Amount, for shares of common stock or shares of our Series B-2 Convertible Preferred Stock, par value $0.0001 per share, or the Series B-2 Preferred Stock, and, together with the Series B-1 Preferred Stock, the Series B Preferred Stock, subject to the terms and conditions set forth in the September 2019 Exchange Agreement, including limits as to the principal amount that can be exchanged prior to specified dates therein. If the Deerfield Lenders choose to exchange any portion of the Optional Exchange Principal Amount for shares of Series B-2 Preferred Stock, such exchange will be effected at an exchange price of $1,000 per share. If the Deerfield Lenders choose to exchange any portion of the Optional Exchange Principal Amount for shares of common stock, such exchange will be effected at an exchange price equal to the greater of (i) $0.9494 or (ii) the average of the volume-weighted average price of the common stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange.

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

Each share of Series B-1 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to $0.9494 per share (subject to adjustment to reflect stock splits and similar events). There was an aggregate of 1,659,996 shares of common stock issuable upon conversion of the Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). Each share of Series B-2 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to the greater of (i) $0.9494 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of the common stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange. Immediately following the exchange under the September 2019 Exchange Agreement, there was an aggregate of 28,439,015 shares of Common Stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Optional Exchange Principal Amount (in each case without giving effect to the limitation on conversion described below).

The Series B Preferred Stock is convertible at any time at the option of the Deerfield Lenders; provided that the Deerfield Lenders are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holders (together with certain affiliates and “group” members of such holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Deerfield Lenders will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of our assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of us entitled to share in such remaining assets of us (including our Series A Preferred Stock on an as-converted basis. With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock, if any is outstanding, and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving our organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into common stock in accordance with the applicable Certificate of Designation.

As of December 31, 2019, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,996 shares of common stock, and there were no shares of Series B-2 Preferred Stock outstanding.

2021 Note Exchange Effected in December 2019

In December 2019, we entered into the December 2019 Exchange Agreement and Amendment to Facility Agreement, Senior Secured Convertible Notes and Warrants, or the December 2019 Exchange Agreement, with the Deerfield Lenders and Delaware Street Capital Master Fund, L.P., or DSC and, collectively with the Deerfield Lenders, the December 2019 Holders. Under the December 2019 Exchange Agreement, we issued senior secured convertible promissory notes under the Deerfield Facility Agreement in the aggregate principal amount of $71,418,011, or the December 2019 Notes, in exchange for the cancellation of an aggregate of $71,418,011 principal amount and accrued interest of the 2021 Notes. Upon entering into the December 2019 Exchange Agreement, we agreed to pay the December 2019 Holders, in the aggregate, an interest payment of $745,011, which represents 50% of the accrued interest, as of December 18, 2019, on the 2021 Notes owned by the December 2019 Holders. The remainder of such interest was included in the principal amount of the December 2019 Notes.

The December 2019 Notes bear interest at 6.75% per annum. The December 2019 Notes were originally convertible into shares of our common stock at an initial conversion price of $17.11 per share (which represents the conversion price of the 2021 Notes), subject to adjustment in accordance with the terms of the December 2019 Notes. As of the date of issuance, the December 2019 Notes were convertible, by their terms, into an aggregate of 4,174,051 shares of our common stock. We subsequently amended the December 2019 Notes to provide that such notes shall be convertible into shares of our common stock at a conversion price of $5.85 per share (which represents the conversion price of the Deerfield Convertible Note). The conversion price of the December 2019 Notes will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the December 2019 Notes’ conversion price or the closing sale price of our common stock as reported on the Nasdaq Stock Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. However, if we effect an “at the market offering” as defined in Rule 415 of the Securities Act or 1933, as amended, or the Securities Act, of our common stock, the conversion price of the December 2019 Notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under (x) the Purchase Agreement, (y) Second ATM Agreement, or (z) the September 2019 Exchange Agreement (as amended). Notwithstanding anything in the contrary in the December 2019 Notes, the anti-dilution adjustment of such notes shall not result in the conversion price of the December 2019 Notes being less than $0.583 per share. The December 2019 Notes are convertible at any time at the option of the holders thereof, provided that a holder of a December 2019 Note is prohibited from converting such note into shares of our common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. However, the December 2019 Note issued to DSC, due to the fact DSC was a beneficial owner of more than 4.985% of the total number of shares of our common stock then issued and outstanding, has a beneficial ownership cap equal to 19.985% of the total number of shares of our common stock then issued and outstanding. Pursuant to the December 2019 Notes, the December 2019 Holders have the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, in connection with a Major Transaction (as defined in the December 2019 Notes), which shall include, among others, any acquisition or other change of control of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time after March 31, 2021, shares of our common stock are not listed on an Eligible Market (as defined in the December 2019 Notes). The December 2019 Notes are subject to specified events of default, the occurrence of which would entitle the December 2019 Holders to immediately demand repayment of all outstanding principal and accrued interest on the December 2019 Notes. Such events of default include, among others, failure to make any payment under the December 2019 Notes when due, failure to observe or perform any covenant under the Deerfield Facility Agreement or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Deerfield Warrant, the December 2019 Notes or the Deerfield Convertible Note.

The December 2019 Exchange Agreement amends the Deerfield Facility Agreement, in order to, among other things, (i) provide for the Deerfield Facility Agreement to govern the December 2019 Notes received by the December 2019 Holders pursuant to the December 2019 Exchange Agreement, (ii) extend the maturity of the Deerfield Convertible Note from February 14, 2020 and June 1, 2020, as applicable, to March 31, 2021, (iii) defer interest payments on the Deerfield Convertible Note and December 2019 Notes until March 31, 2021 (which such interest shall accrue as “payment-in-kind” interest), (iv) designate DSC as a Lender under (and as defined in the Deerfield Facility Agreement), (v) name Deerfield as the “Collateral Agent” for all Lenders and (vi) modify the terms and conditions under which the Company may issue additional pari passu and subordinated indebtedness under the Deerfield Facility Agreement (subject to certain conditions specified in the Deerfield Facility Agreement).

The December 2019 Exchange Agreement also amends and restates that the Deerfield Convertible Note to conform the definitions of “Eligible Market” and “Major Transactions” to the definition in the December 2019 Notes, to remove provisions that were only applicable prior to our initial public offering and to make certain other changes to conform to the December 2019 Notes. The conversion price for the Deerfield Convertible Note remains $5.85 per share, subject to adjustment on the same basis as the December 2019 Notes, but subject to a floor price of $0.583.

The December 2019 Exchange Agreement also amends Deerfield Warrant to conform the definitions of “Eligible Market” and “Major Transaction” in the Warrant with the definitions of such terms in the December 2019 Notes.

In connection with entering into the December 2019 Exchange Agreement, we also amended and restated the Guaranty and Security Agreement, dated June 2, 2014, by and between the Company and the other parties thereto, or the GSA, to, among other things, (i) provide that all of the notes will be secured by the liens securing the indebtedness under the Deerfield Facility Agreement, and (ii) name Deerfield as the “Collateral Agent” under the GSA.

In connection with entering into the December 2019 Exchange Agreement, we also entered into an amendment, or the September 2019 Exchange Agreement Amendment, to the September 2019 Exchange Agreement to, among other things, (i) amend and restate Annex I of the September 2019 Exchange Agreement to allow the Deerfield Lenders to effect optional exchanges of the December 2019 Notes and the Deerfield Convertible Note under the terms of the September 2019 Exchange Agreement; (ii) amend the common stock exchange price under the September 2019 Exchange Agreement to be a per share price equal to the greater of (x) $0.60, subject to adjustment to reflect stock splits and similar events, or (y) the average of the volume-weighted average prices of our common stock on the Nasdaq Stock Market on each of the 15 trading days immediately preceding such exchange, (iii) provide that no more than 28,439,015 of shares of the Company’s common stock shall be issued pursuant to optional exchanges under the September 2019 Exchange Agreement (whether by common stock exchange or upon conversion of Series B-2 Shares (as defined in the September 2019 Exchange Agreement Amendment)), subject to adjustment to reflect stock splits and similar events and (iv) eliminate limitations regarding the timing and aggregate amount of principal which may be exchanged under the September 2019 Exchange Agreement.

In connection with entering into the September 2019 Exchange Agreement Amendment, we filed an amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock, or the Series B-2 Certificate of Designation Amendment, with the Secretary of State of the State Delaware. The Series B-2 Certificate of Designation Amendment provides that each share of the  Series B-Preferred Stock is convertible into shares of the Company’s common stock at a per share price equal to the common stock exchange price under the September 2019 Exchange Agreement, which equals the greater of (i) $0.60 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of the Company’s common stock on the Nasdaq Stock Market on each of the 15 trading days immediately preceding such exchange.

As of December 31, 2019, the Deerfield Lenders have converted $1.2 million of principal on the December 2019 Notes into 2,000,000 shares of common stock.

2021 Note Exchange Effected in January 2020

In January 2020, we entered into a January 2020 Exchange Agreement, or the January 2020 Exchange Agreement, with M. Kingdon Offshore Master Fund, LP, or Kingdon. Under the January 2020 Exchange Agreement, we issued a senior secured convertible note in the aggregate principal amount of $3,037,354, or the January 2020 Note, in exchange for the cancellation of an aggregate of $3,037,354 principal amount and accrued interest of the 2021 Note then owned by Kingdon. Upon entering into the January 2020 Exchange Agreement, we agreed to pay Kingdon an interest payment of $37,354, which represents 50% of the accrued and unpaid interest, as of January 13, 2020, on Kingdon’s 2021 Note. The remainder of such interest was included in the principal amount of the January 2020 Note.

The January 2020 Note was issued with substantially the same terms and conditions as the December 2019 Notes (as amended by the amendment described in more detail below).

In connection with entering into the January 2020 Exchange Agreement, we entered into an Amendment to Facility Agreement and December 2019 Notes and Consent, or the December 2019 Note Amendment, with the December 2019 Holders that, among other things, (i) amended the December 2019 Notes to (a) reduce the Conversion Price (as defined in the December 2019 Notes) from $17.11 to $5.85 per share d (b) increased the Floor Price (as defined in the December 2019 Notes) from $0.38 to $0.583 per share, and (ii) amended Deerfield Facility Agreement to (x) provide for the Kingdon to join the Deerfield Facility Agreement as a Lender (as defined in the Deerfield Facility Agreement) and (y) provide that the 2020 Note and shall constitute a “Senior Secured Convertible Note” (as defined in the Deerfield Facility Agreement) for purposes of the Deerfield Facility Agreement and other Transaction Documents (as defined in the Deerfield Facility Agreement). As a result of the December 2019 Note Amendment, the December 2019 Notes were convertible, by their terms, into an aggregate of 11,753,016 shares of the Company’s common stock, assuming a conversion date of January 13, 2020.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,		Period-to
	2019	2018	Period Change
Net cash used in operating activities	$(23,737)	$(54,203)	$30,466
Net cash provided by investing activities	3,234	33,332	(30,098)
Net cash provided by financing activities	4,939	28,019	(23,080)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,564)	$7,148	$(22,712)

Operating Activities

For the year ended December 31, 2019, net cash used in operating activities of $23.7 million consisted of a net loss of $24.5 million, primarily attributable to our spending on research and development programs, partially offset by revenue received under the KP415 License Agreement, and $5.1 million in changes in working capital; partially offset by $5.9 million in adjustments for non-cash items. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $4.4 million, non-cash interest expense of $1.4 million, amortization of debt issuance costs and debt discount of $1.7 million and $0.4 million related to depreciation, amortization and other items; partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $2.0 million. The changes in working capital consisted of $1.7 million related to a change in accounts and other receivables, $3.8 million related to a change in accounts payable and accrued expenses, $1.5 million related to operating lease right-of-use assets and $0.8 million related to a change in other liabilities; partially offset by $0.5 million related to a change in prepaid expenses and other assets and $2.2 million related to operating lease liabilities.

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

Investing Activities

For the year ended December 31, 2019, net cash provided by investing activities was $3.2 million, which was primarily attributable to maturities of marketable securities.

For the year ended December 31, 2018, net cash provided by investing activities was $33.3 million, which was primarily attributable to maturities of marketable securities of $33.4 million, partially offset by purchases of property and equipment of $0.1 million.

Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was $4.9 million, which was primarily attributable to proceeds from sales of our common stock under the Prior Purchase Agreement of $5.4 million; partially offset by repayment of principal on finance lease liabilities of $0.2 million and payment of debt issuance costs of $0.3 million.

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

Future Funding Requirements

We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan, revenue projections and existing cash resources as of December 31, 2019, we believe our cash resources will be sufficient to fund operating expense and capital investment requirements into, but not through, the first quarter of 2021. If revenues are not as we project, we believe our existing resources are sufficient to fund our current operations into but not through the third quarter of 2020.

Potential near-term sources of additional funding include:

●	sales of common stock under the Purchase Agreement;
●	any revenues generated under the APADAZ License Agreement; and
●	any out-of-pocket third-party research and development cost reimbursements, consulting services revenue or short-term milestone payments generated under the KP415 License Agreement.

We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses. For instance, pursuant to the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement. Accordingly, we cannot guarantee that we will be able to sell the full $4.0 million subject to the terms of the Purchase Agreement.

To date, we have only generated revenue from the non-refundable upfront payment and consulting services under the KP415 License Agreement. We do not know when, or if, we will generate any additional revenue. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, or through any other future arrangements related to one of our product candidates. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the KP415 License Agreement to develop, manufacture and commercialize KP415 and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. We also expect to continue to incur additional costs associated with operating as a public company. If we are unable to generate revenue in the short term under our license agreements, we will need substantial additional funding in order to continue our operations.

Our audited financial statements for the year ended December 31, 2019, includes an explanatory paragraph, within Note A, stating that our recurring losses, negative operating cash flows and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, or through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from our license agreements with KVK and Commave, sales under our Purchase Agreement or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

We have filed shelf registration statements on Form S-3 with the SEC. Based on the market value of our outstanding common stock held by non-affiliates as of the date we filed this Annual Report on Form 10-K for the year ended December 31, 2019, in order to issue securities under our Current Registration Statement or our Replacement Registration Statement, once effective, we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statements during any twelve-month period. At the time we sell securities pursuant to the applicable registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. This calculation is updated immediately upon filing our Annual Report on Form 10-K for the year ended December 31, 2019. As of filing this Annual Report, based on this calculation, the amount of securities we are able to sell under a registration statement on Form S-3 is approximately $10.9 million, of which we (i) have filed a prospectus supplement to register approximately $4.0 million for sales under the Purchase Agreement; and (ii) have previously sold an aggregate of $5.7 million of shares of common stock in prior offering on Form S-3 in the previous 12 months. Based on this calculation, we expect that we will be unable to sell additional securities beyond those amounts pursuant to the Current Registration Statement or the Replacement Registration Statement, once effective, in the near term, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement.

Our future capital requirements will depend on many factors, including:

●	the progress and results of our preclinical studies, clinical trials, chemistry , manufacturing and controls, or CMC, and other product development and commercialization activities;

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;

●	the ability to obtain differentiated claims in the labels for our product candidates;

●	the number and development requirements of product candidates that we may pursue;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the efforts necessary to institute post-approval regulatory compliance requirements for our product candidates;

●

the revenue, if any, received from commercial sales of APADAZ under the APADAZ License Agreement, or any product candidate subject to the terms of the KP415 License Agreement or sales of our other product candidates for which we receive marketing approval, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of APADAZ and our product candidates from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which APADAZ and our product candidates are assigned;

●	our success in developing and commercializing our ADHD product candidates in accordance with the terms of the KP415 License Agreement;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other products or product candidates and technologies.

Our commercial revenue, if any, will likely be derived from payments under the APADAZ License Agreement in connection with sales of APADAZ or payments under the KP415 License Agreement any other product candidates for which we obtain regulatory approval subject to the terms of such agreement. We cannot guarantee that KVK or Commave will be able to successfully commercialize APADAZ or our product candidates covered under the KP415 License Agreement, if approved, or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ or any future payments under the KP415 License Agreement. We also do not know when, if ever, any other product candidate will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities or this debt may restrict our ability to operate. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Stock-Based Compensation

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period. Stock-based compensation expense has been reported in our statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$1,459	$1,608
General and administrative	2,951	3,651
Severance expense	-	1,236
Total stock-based compensation	$4,410	$6,495

Determination of the Fair Value of Stock-Based Compensation Grants

We calculate the fair value of stock-based compensation arrangements using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

●

historically we have not had sufficient experience to estimate the volatility of our common stock. As such, we calculated the expected volatility based on reported data for selected similar publicly traded companies for which the historical information is available, or peer volatility, and blended it with our historical volatility, or leverage-adjusted peer volatility. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. We utilized this leverage-adjusted peer volatility for grants prior to the initial public offering, as well as grants within the two-year period immediately following the initial public offering. For grants after the second anniversary of the initial public offering we utilized our historical volatility to determine the expected volatility;

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

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the periods indicated:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	1.75% - 2.61%	2.43% - 2.91%
Expected term (in years)	5.50 - 10.00	5.50 - 6.79
Expected volatility	84.82% - 85.93%	83.10% - 85.05%
Expected dividend yield	0%	0%

Based upon the stock price of $0.38 per share, which is the last sale price of our common stock reported on The NASDAQ Stock Market as of December 31, 2019 outstanding options to purchase shares of our common stock as of December 31, 2019 had no intrinsic value; and there was also no aggregate intrinsic value of outstanding options to purchase shares of our common stock as of December 31, 2018.

Determination of Exercise Price of Stock Options after Our Initial Public Offering

After completion of our initial public offering, management and the board of directors have relied on the closing sale price of our common stock as reported on The NASDAQ Stock Market on the date of grant to determine the exercise price of stock options.

Fair Value of Financial Instruments

We have a common stock warrant issued to Deerfield, put options embedded within those Deerfield warrants, fundamental change and make-whole interest provisions embedded within the 2021 Notes, a conversion feature within the Deerfield Convertible Note and common stock warrants issued to KVK that meet the definition of derivative financial instruments and are accounted for as derivatives. The fair value of the common stock warrant issued to Deerfield, put options embedded within the Deerfield Warrants, fundamental change and make-whole interest provisions embedded within the 2021 Notes and the conversion feature within the Deerfield Convertible Note are based on Monte Carlo simulations, while the common stock warrant issued to KVK is valued using a probability-weighted Black-Scholes option pricing model. These derivatives are fair valued at each reporting period.

The derivative liability for the Deerfield common stock warrant was $0.1 million and $1.6 million at December 31, 2019 and 2018, respectively. The derivative liability for the put options embedded within the Deerfield common stock warrant was $19,000 and $154,000 at December 31, 2019 and 2018, respectively. The derivative liability for the fundamental change and make-whole interest provisions embedded within the 2021 Notes had no value at either  December 31, 2019 and 2018, respectively. The conversion feature within the Deerfield Convertible Note had no value at December 31, 2019 and $0.1 million at December 31, 2019 and 2018. The derivative liability for the KVK common stock warrant was $24,000 and $273,000 at  December 31, 2018, respectively. A 10% increase in the enterprise value would result in an increase of $19,000 in the estimated fair value of the Deerfield common stock warrant, no change in the estimated fair value of the put options embedded within the Deerfield common stock warrant, no change in the estimated fair value of the fundamental change and make-whole interest provisions embedded within the 2021 Notes, an increase of $2,000 in the estimated fair value of the conversion feature within the Deerfield Convertible Note and an increase of $5,000 in the estimated fair value of the KVK common stock warrant at December 31, 2019.

Upon exercise of the warrants, we will adjust the associated derivative liability to fair value with any changes recorded in other (expense) income. At such time, such derivative liability will also be reclassified to additional paid-in capital, and no further revaluations will be necessary.

Utilization of Net Operating Loss Carryforwards and Research and Development Credits

As of December 31, 2019, we had federal net operating loss, or NOL, carryforwards of approximately $138.1 million with expiration dates from 2027 to 2037 and $78.9 million with no expiration. We also had research and development credit carryforwards of $3.8 million with expiration dates ranging from 2027 to 2037 and $2.6 million with no expiration.

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

Recent Accounting Pronouncements

In April 2012, President Obama signed the JOBS Act into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, we could have elected to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than public companies must adopt the standards. We have irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leases. We lease office space and laboratory facilities under non-cancelable operating leases. In addition, we lease various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as capital leases. We adopted the new standard effective January 1, 2019 on a modified retrospective basis and did not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease for any leases that existed prior to adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed statements of operations on a straight-line basis over the lease term. We did not elect the hindsight practical expedient, which would have allowed us to use hindsight in determining the lease term and in assessing any impairment of right-of-use assets during the lookback period. The adoption of ASU 2016-02 resulted in the recognition of total right-of-use assets and total lease liabilities of approximately $2.6 million on the condensed balance sheets as of January 1, 2019.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, or ASU 2017-11, which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2017-11 did not have a material impact on our financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 820) – Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This update applies to all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of ASU 2018-07 did not have a material impact on our financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the FASB finalized on August 28, 2018, including the consideration of costs and benefits. This update applies to all entities that are required, under existing U.S. generally accepted accounting principles, to make disclosures about recurring or nonrecurring fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. We do not expect the adoption of ASU 2018-13 to have a material impact on our financial statements and disclosures.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our controls over financial reporting, described below.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting our management has concluded that, notwithstanding the material weakness described below, the financial statements fairly present in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, inconformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Controls over Financial Reporting

Internal controls over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting. Management has used the framework set forth in the report entitled "Internal Control – Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal controls over financial reporting. Based on its evaluation, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2019, which was the end of our most recent fiscal year, because certain controls over non-routine transactions were not designed at the appropriate level of precision to ensure the accuracy of calculations supporting non-routine transactions, and subsequently to ensure that appropriate conclusions related to accounting treatment were reached.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This control deficiency resulted in misstatements to research and development expenses, debt discount, interest expense related to amortization of debt discount, fair value adjustment related to derivative and warrant liability, revenue, accounts and other receivables, accounts payable and accrued expenses, prepaid expenses and other current assets, royalty and direct contract acquisition costs and general and administrative expenses all of which were corrected prior to issuance of our financial statements as of and for the year ended December 31, 2019 included in this annual report on Form 10-K. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely manner, management concluded that the control deficiency represented a material weakness and accordingly our internal controls over financial reporting were not effective as of December 31, 2019.

.Our independent registered public accounting firm has not performed an evaluation of our internal controls over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain an "emerging growth company" as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

Other than the material weakness described above that occurred during our fiscal year ended December 31, 2019, there was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Remediation

We are still considering the full extent of the procedures to implement in order to remediate the material weakness described above, however, the current remediation plan includes implementing controls over calculations and conclusions associated with non-routine transactions at a more precise level of operation.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and our chief financial officer, believes that our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2020 annual meeting of stockholders, or the proxy statement, and, is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of KemPharm, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KemPharm, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has recurring losses from operations, negative operating cash flows and a stockholders’ deficit and its existing cash and cash equivalents and restricted cash are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Orlando, Florida

February 28, 2020

KEMPHARM, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	As of December 31,	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,217	$18,409
Marketable securities	-	3,260
Accounts and other receivables	1,865	140
Prepaid expenses and other current assets	1,552	1,912
Total current assets	6,634	23,721
Property and equipment, net	1,471	1,753
Operating lease right-of-use assets	1,537	-
Restricted cash	338	710
Other long-term assets	527	562
Total assets	$10,507	$26,746

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$4,911	$8,342
Current portion of convertible notes	-	3,333
Current portion of capital lease obligation	-	214
Current portion of operating lease liabilities	284	-
Other current liabilities	236	115
Total current liabilities	5,431	12,004
Convertible notes, less current portion, net	77,343	78,105
Derivative and warrant liability	120	2,118
Capital lease obligation, less current portion	-	396
Operating lease liabilities, less current portion	1,901	-
Other long-term liabilities	168	689
Total liabilities	84,963	93,312

Commitments and contingencies (Note H)

Stockholders' deficit:
Preferred stock:
Series A convertible preferred stock, $0.0001 par value, 9,578 shares authorized, 9,577 shares issued and no shares outstanding as of December 31, 2019; 9,577 shares issued and 3,337 shares outstanding as of December 31, 2018	-	-
Series B-1 convertible preferred stock, $0.0001 par value, 1,576 shares authorized, 1,576 shares issued and no shares outstanding as of December 31, 2019; no shares authorized, issued or outstanding as of December 31, 2018	-	-
Series B-2 convertible preferred stock, $0.0001 par value, 27,000 shares authorized, no shares issued or outstanding as of December 31, 2019; no shares authorized, issued or outstanding as of December 31, 2018	-	-
Undesignated preferred stock, $0.0001 par value, 9,961,846 shares authorized, no shares issued or outstanding as of December 31, 2019; 9,990,422 shares authorized, no shares issued or outstanding as of December 31, 2018	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 36,350,785 shares issued and outstanding as of December 31, 2019; 26,455,352 shares issued and outstanding as of December 31, 2018	4	3
Additional paid-in capital	171,254	154,623
Accumulated deficit	(245,714)	(221,192)
Total stockholders' deficit	(74,456)	(66,566)
Total liabilities and stockholders' deficit	$10,507	$26,746

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue	$12,839	$-
Operating expenses:
Royalty and direct contract acquisition costs	2,945	-
Research and development	19,415	41,759
General and administrative	10,816	12,508
Severance expense	-	1,636
Total operating expenses	33,176	55,903
Loss from operations	(20,337)	(55,903)
Other (expense) income:
Gain on extinguishment of debt	-	2
Interest expense related to amortization of debt issuance costs and discount	(1,656)	(1,618)
Interest expense on principal	(4,858)	(5,469)
Fair value adjustment related to derivative and warrant liability	1,998	5,976
Interest and other income, net	309	420
Total other (expense) income	(4,207)	(689)
Loss before income taxes	(24,544)	(56,592)
Income tax benefit	22	126
Net loss	$(24,522)	$(56,466)

Net loss per share of common stock:
Basic and diluted	$(0.83)	$(3.15)

Weighted average number of shares of common stock outstanding:
Basic and diluted	29,654,968	17,930,023

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2018	$-	$-	$-	$-	$1	$107,209	$(164,726)	$(57,516)
Net loss	-	-	-	-	-	-	(56,466)	(56,466)
Stock-based compensation expense	-	-	-	-	-	6,495	-	6,495
Issuance of common stock in connection with ATM, net of commissions	-	-	-	-	1	4,827	-	4,828
Offering expenses charged to equity	-	-	-	-	-	(554)	-	(554)
Conversion of principal and interest on Deerfield Convertible Note	-	-	-	-	-	3,502	-	3,502
Exercise of stock options	-	-	-	-	-	68	-	68
Issuance of common stock in connection with underwritten public offering, net of commissions	-	-	-	-	1	23,499	-	23,500
Conversion of principal on 2021 Notes	-	-	-	-	-	9,577	-	9,577
Balance as of December 31, 2018	$-	$-	$-	$-	$3	$154,623	$(221,192)	$(66,566)
Net loss	-	-	-	-	-	-	(24,522)	(24,522)
Stock-based compensation expense	-	-	-	-	-	4,410	-	4,410
Issuance of common stock in connection with equity line of credit	-	-	-	-	-	5,446	-	5,446
Issuance of common stock in connection with Deerfield Optional Conversion Feature	-	-	-	-	1	1,199		1,200
Conversion of principal on 2021 Notes	-	-	-	-	-	3,000	-	3,000
Change in fair value of embedded conversion feature in connection with debt modification	-	-	-	-	-	2,311	-	2,311
Recognition of deferred offering costs in connection with equity line of credit	-	-	-	-	-	300	-	300
Offering expenses charged to equity	-	-	-	-	-	(151)	-	(151)
Change in estimated deferred offering costs	-	-	-	-	-	116	-	116
Balance as of December 31, 2019	$-	$-	$-	$-	$4	$171,254	$(245,714)	$(74,456)

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(24,522)	$(56,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(2)
Stock-based compensation expense	4,410	6,495
Non-cash interest expense	1,417	2,089
Amortization of debt issuance costs and debt discount	1,656	1,618
Depreciation and amortization expense	304	324
Fair value adjustment related to derivative and warrant liability	(1,998)	(5,976)
Write-off of deferred offering costs	116	-
Change in assets and liabilities:
Accounts and other receivables	(1,725)	-
Prepaid expenses and other assets	544	(548)
Operating lease right-of-use assets	(1,537)	-
Accounts payable and accrued expenses	(3,789)	(1,635)
Operating lease liabilities	2,185	-
Other liabilities	(798)	(102)
Net cash used in operating activities	(23,737)	(54,203)

Cash flows from investing activities:
Purchases of property and equipment	(26)	(21)
Maturities and sales of marketable securities	3,260	33,353
Net cash provided by investing activities	3,234	33,332

Cash flows from financing activities:
Proceeds from equity line of credit	5,446	-
Proceeds from at-the-market offering, net of commissions	-	4,828
Proceeds from underwritten public offering, net of commissions	-	23,500
Repayment of obligations under capital lease	-	(193)
Payment of deferred offering costs	-	(184)
Repayment of principal on finance lease liabilities	(207)	-
Payment of debt issuance costs	(300)	-
Proceeds from exercise of common stock options	-	68
Net cash provided by financing activities	4,939	28,019
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,564)	7,148
Cash, cash equivalents and restricted cash, beginning of year	19,119	11,971
Cash, cash equivalents and restricted cash, end of year	$3,555	$19,119

Supplemental cash flow information:
Cash paid for interest	$5,362	$5,539
Deerfield Convertible Note principal and interest converted to common stock	-	3,502
2021 Notes principal converted to preferred stock	1,537	9,577
2021 Notes principal converted to common stock	1,463	-
2019 Notes principal converted to common stock	1,200	-
Commitment shares issued in connection with equity line of credit included in deferred offering costs	300	-
Deferred offering costs included in accounts payable and accrued expenses	-	181
Property and equipment financed under a lease agreement	-	52
Property and equipment included in accounts payable and accrued expenses	4	-

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring negative operating cash flows and has a stockholders' deficit, and its existing cash and cash equivalents and restricted cash are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from date these financial statements are issued. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations. The Company's ability to continue as a going concern will likely need additional financing to fund its operations. The perception of the Company's inability to continue as a going concern may make it more difficult to obtain financing for the continuation of operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to the Company on acceptable terms, or at all.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these financial statements are issued. Based upon the Company's current operating plan and projected revenue, the Company believes its cash resources will be sufficient to fund operating expense and capital investment requirements into, but not through, the first quarter of 2021. A significant portion of the Company's projected revenue is based upon the achievement of milestones in the KP415 and APADAZ license agreements. Certain of the milestones are associated with regulatory matters that are outside the control of the Company an the Company does not have a history of achieving milestones in their license agreements. If revenues are not as the Company projects, the Company believes its existing resources are sufficient to fund its current operations into but not through the third quarter of 2020. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, the forebearance of the Company's lenders and additional financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents and restricted cash, as well as anticipated payments arising from the Company's license agreements and additional financing through the Company's active registration statement on Form S-3 covering the sale of up to $150.0 million of the Company's common stock, preferred stock, and debt and/or warrants, if available (the “Current Registration Statement”). In October 2019, the Company filed a registration on Form S-3 covering the sale of up to $80.0 million of the Company's common stock, preferred stock, and debt and/or warrants (the “Replacement Registration Statement”). Once the Replacement Registration Statement is declared effective by the SEC, the Company will no longer make any sales under the Current Registration Statement.

After the Company files this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Annual Report"), in order to issue securities under the Current Registration Statement or the Replacement Registration Statement, once effective, it must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that the Company may sell pursuant to the registration statements during any twelve-month period. At the time it sells securities pursuant to the applicable registration statement, the amount of securities to be sold plus the amount of any securities it has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of its outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. As of filing this Annual Report, based on this calculation, the amount of securities the Company is able to sell under a registration statement on Form S-3 is approximately $10.9 million, of which the Company (i) has filed a prospectus supplement to register approximately $4.0 million for sales under the Purchase Agreement (as defined below); and (ii) has previously sold an aggregate of $5.7 million of shares of common stock in prior offering on Form S-3 in the previous 12 months. Based on this calculation, the Company expects it will be unable to sell additional securities beyond those amounts pursuant to the Current Registration Statement or the Replacement Registration Statement, once effective, in the near term, unless and until the market value of its outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Purchase Agreement. As of December 31, 2019, the Company has sold 3,401,271 shares of common stock registered under the Current Registration Statement for approximately $5.4 million in gross proceeds under the Prior Purchase Agreement.

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

Entry into Second ATM Agreement

In September 2018, the Company entered into a Common Stock Sales Agreement (the “Second ATM Agreement”) with RBC Capital Markets, LLC (“RBCCM”) under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as its sales agent. The Company’s registration statement on Form S-3 contemplated under the Second ATM Agreement was declared effective by the SEC on October 17, 2016. The registration statement on Form S-3 includes a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the Second ATM Agreement. In March 2019, the Company filed an updated prospectus supplement regarding the Second ATM Agreement covering the offering of up to $3.2 million of shares of common stock in order to be in compliance with Instruction I.B.6 of Form S-3. In February 2020, the Company terminated this offering. As of December 31, 2019, the Company has not sold any shares of common stock under the Second ATM Agreement.

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

Entry into Prior Purchase Agreement

In February 2019, the Company entered into a purchase agreement (the “Prior Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company previously could sell to Lincoln Park up to $15.0 million of shares of common stock from time to time over the 36-month term of the Prior Purchase Agreement, and upon execution of the Prior Purchase Agreement the Company issued an additional 120,200 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the Prior Purchase Agreement.  Concurrently with entering into the Prior Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the Prior Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. As of December 31, 2019, the Company has sold 3,401,271 shares of common stock to Lincoln Park under the Prior Purchase Agreement for approximately $5.4 million in gross proceeds. In February 2020, and in connection with entering into the Purchase Agreement (see discussion below), the Company terminated the Prior Purchase Agreement.

Entry into APADAZ License Agreement

In October 2018, the Company entered into a Collaboration and License Agreement (the "APADAZ License Agreement") with KVK Tech, Inc. ("KVK") pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States.

Pursuant to the APADAZ License Agreement, KVK agreed to pay the Company certain payments and cost reimbursements of an estimated $3.4 million, which includes a payment of $2.0 million within 10 days of the achievement of a specified milestone related to the initial formulary adoption of APADAZ (the "Initial Adoption Milestone"). In addition, KVK has agreed to make additional payments to the Company upon the achievement of specified sales milestones of up to $53.0 million in the aggregate. Further, the Company and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, ranging from the Company receiving 30% to 50% of net profits, based on the amount of net sales on a rolling four quarter basis. The Company is responsible for a portion of commercialization and regulatory expenses for APADAZ until the Initial Adoption Milestone is achieved, after which KVK will be responsible for all expenses incurred in connection with commercialization and maintaining regulatory approval in the United States.

The APADAZ License Agreement will terminate on the later of the date that all of the patent rights for APADAZ have expired in the United States or KVK’s cessation of commercialization of APADAZ in the United States. KVK may terminate the APADAZ License Agreement upon 90 days written notice if a regulatory authority in the United States orders KVK to stop sales of APADAZ due to a safety concern. In addition, after the third anniversary of the APADAZ License Agreement, KVK may terminate the APADAZ License Agreement without cause upon 18 months prior written notice. The Company may terminate the APADAZ License Agreement if KVK stops conducting regulatory activities for or commercializing APADAZ in the United States for a period of six months, subject to specified exceptions, or if KVK or its affiliates challenge the validity, enforceability or scope of any licensed patent under the APADAZ License Agreement. Both parties may terminate the APADAZ License Agreement (i) upon a material breach of the APADAZ License Agreement, subject to a 30-day cure period, (ii) the other party encounters bankruptcy or insolvency or (iii) if the Initial Adoption Milestone is not achieved. Upon termination, all licenses and other rights granted by the Company to KVK pursuant to the APADAZ License Agreement would revert to the Company.

The APADAZ License Agreement also established a joint steering committee, which monitors progress of the commercialization of APADAZ.

Entry into KP415 License Agreement

In September 2019, the Company entered into a Collaboration and License Agreement (the “KP415 License Agreement”) with Commave Therapeutics SA, an affiliate of Gurnet Point Capital (“Commave”). Under the KP415 License Agreement, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing serdexmethylphenidate ("SDX") and d-methylphenidate ("d-MPH"), including KP415, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by the Company containing SDX and developed to treat ADHD or any other central nervous system disorder (the “Additional Product Candidates” and, collectively with KP415 and KP484, the “Licensed Product Candidates”). Pursuant to the KP415 License Agreement, Commave (i) paid the Company an upfront payment of $10.0 million; (ii) agreed to pay milestone payments of up to $63.0 million upon the occurrence of specified regulatory milestones related to the KP415 and KP484; (iii) agreed to pay additional payments of up to $420.0 million upon the achievement of specified U.S. sales milestones; and (iv) has agreed to pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

Commave has also agreed to be responsible and reimburse the Company for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the KP415 License Agreement.

The KP415 License Agreement also established a joint steering committee, which monitors progress of the development of both KP415 and KP484. Subject to the oversight of the joint steering committee, the Company otherwise retains all responsibility for the conduct of all regulatory activities required to obtain new drug application approval of KP415 and KP484; provided that Commave shall be the sponsor of any clinical trials conducted by the Company on behalf of Commave.

In accordance with the terms of the Company’s March 20, 2012 Termination Agreement with Aquestive Therapeutics (formerly known as MonoSol Rx, LLC), Aquestive Therapeutics has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to KP415, KP484 or KP879 under the KP415 License Agreement.

Entry into Purchase Agreement

In February 2020, the Company entered into a purchase agreement with Lincoln Park (the “Purchase Agreement”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $4.0 million of shares of its common stock, from time to time over the 12-month term of the Purchase Agreement, and upon execution of the Purchase Agreement the Company issued an additional 308,637 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the sale of the shares of its common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement.

B.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Reclassifications

During 2019, the Company began presenting accounts and other receivables as a separate line item on the balance sheets and statements of cash flows. In prior periods, accounts and other receivables were reported within the prepaid expenses and other current assets line items in the balance sheets and statements of cash flows. In accordance with GAAP, the change in current period presentation requires a  reclassification of prior period balances. The reclassification of prior period balances resulted in a reduction of prepaid expenses and other current assets of $0.1 million on the Company’s balance sheet for the period ended December 31, 2018 and a reduction in change in prepaid expenses and other assets of $0.1 million on the statement of cash flows for the year ended December 31, 2018. This reclassification had no effect on the statements of operations.

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

Marketable Securities and Long-term Investments

The Company maintained investment securities that were classified as trading securities. These securities were carried at fair value with unrealized gains and losses included in other (expense) income on the statements of operations. The securities primarily consisted of certificates of deposit, U.S. Treasury securities and U.S. government-sponsored agency securities.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with financing arrangements are recorded as a reduction of the related debt on the balance sheet and amortized over the life of the respective financing arrangement using the effective interest method.

Supply Arrangements

The Company enters into supply arrangements for the supply of components of its product and product candidates. These arrangements also may include a share of future revenue if related product or product candidates reach commercialization. Costs under these supply arrangements, if any, are expensed as incurred (Note I).

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying values, an impairment loss is recorded for the difference between the carrying values and fair values of the asset. No such impairment occurred for the years ended December 31, 2019 or 2018.

Fair Value of Financial Instruments

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

The terms of the Company’s licensing agreements typically include one or more of the following: (i) upfront fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products. Each of these payments may result in licensing revenues.

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

KP415 License Agreement

In September 2019, the Company entered into the KP415 License Agreement with Commave under which the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company's product candidates containing SDX and d-MPH, including KP415, KP484, and, at the option of Commave, KP879, KP922 and/or any other product candidate developed by the Company containing SDX and developed to treat ADHD or any other central nervous system disorder. The license granted to Commave is distinct from other performance obligations as Commave can benefit from the license either on its own or together with other resources that are readily available and the license is separately identifiable from other promises in the KP415 License Agreement.

In exchange for the exclusive, worldwide license, discussed above, Commave paid the Company a non-refundable upfront payment of $10.0 million. The Company is also entitled to additional payments from Commave of up to $63.0 million, conditioned upon the achievement of specified regulatory milestones related to KP415 and KP484. In addition, the Company is entitled to payments from Commave of up to $420.0 million in the aggregate, conditioned upon the achievement of certain U.S. sales milestones, which are dependent upon, among other things, the timing of approval for a new drug application for KP415 and its final approved label, if any. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement

Commave also agreed to be responsible for and reimburse the Company for all of development, commercialization and regulatory expenses incurred on the licensed products, subject to certain limitations as set forth in the KP415 License Agreement. As part of this agreement the Company is obligated to perform consulting services on behalf of Commave related to the licensed products. For these consulting services, Commave has agreed to pay the Company a set rate per hour on any consulting services performed on behalf of Commave for the benefit of the licensed products.

The KP415 License Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the the participants function in a customer / vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the KP415 License Agreement. Using the concepts of ASC 606, the Company has identified the grant of the exclusive, worldwide license and the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, as its only two performance obligations. The Company further determined that the transaction price under the agreement was $10.0 million upfront payment plus the fair value of the Development Costs (as defined in the KP415 License Agreement) which was allocated among the performance obligations based on their respective related stand-alone selling price.

The consideration allocated to the grant of the exclusive, worldwide license was $10.0 million, which reflects the standalone selling price. The Company utilized the adjusted market assessment approach to determine this standalone selling price which included analyzing prospective offers received from various entities throughout our licensing negotiation process as well as the consideration paid to other competitors in the market for a similar type transaction. The Company determined that the intellectual property licensed under the KP415 License Agreement represented functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time as opposed to over time. The revenue related to the grant of the exclusive, worldwide license was recognized at a point in time at the inception of the KP415 License Agreement.

The consideration allocated to the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, was the fair value of the Development Costs (as defined in the KP415 License Agreement), which reflects the standalone selling price. The Company utilized a blended approach which took into consideration the adjusted market assessment approach and the expected cost plus a margin approach to determine this standalone selling price. This blended approach utilized the adjusted market approach and expected cost plus margin approach to value the performance of consulting services which included analyzing hourly rates of vendors in the a market who perform similar services to those of the Company to develop a range and then analyzing the average cost per hour of our internal resources and applying a margin which placed the value in the median of the previously identified range. For the reimbursement of out-of-pocket third-party research and development costs the Company utilized the expected cost plus a margin approach, which included estimating the actual out-of-pocket cost the Company expects to pay to third-parties for research and development costs and applying a margin, if necessary. The Company determined that no margin was necessary of these out-of-pocket third-party research and development costs as these are purely pass-through costs and the margin for managing these third-party activities is included within the value of the performance of consulting services. The Company determined that the performance of consulting services, including reimbursement of out-of-pocket third-party research and development costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable out-of-pocket third-party research and development costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity's right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity's performance completed to date. As discussed above, the combination of the standalone selling price of these consulting services and certain out-of-pocket third-party research and development costs for KP415 was the fair value of the Development Costs at inception. These Development Costs effectively created a cap on certain consulting services and out-of-pocket third-party research and development costs identified in the initial product development plan for KP415 which was anticipated at the inception date of the KP415 License Agreement. As of December 31, 2019, the Company has recognized approximately 66% of the consulting services and out-of-pocket third-party research and development costs under this cap.

Under the KP415 License Agreement, Commave was granted an exclusive option to include Additional Products as Product(s) (both as defined in the KP415 License Agreement) under the KP415 License Agreement (the "Additional Product Option"). In addition to the Additional Product Option, Commave was also granted a right of first refusal ("ROFR") to acquire, license and/or commercialize any of the Additional Product Candidates should they choose not to exercise the Additional Product Option. Should Commave choose to exercise the Additional Product Option on any Additional Product Candidates, Commave and the Company shall negotiate in good faith regarding the economic terms of such Additional Product. Further, should Commave exercise the ROFR on any Additional Product Candidate, the economic terms of the agreement shall be the same as those offered to the third-party. Under ASC 606 an option to acquire additional goods or services gives rise to a performance obligation if the option provides a material right to the customer. The Company concluded that the above described Additional Product Option and ROFR do not constitute material rights to the customer as Commave would acquire the goods or services at a to be negotiated price, which the Company expects to approximate fair value and therefore Commave would not receive a material discount on these goods or services compared to market rates.

The Company is entitled to additional payments from Commave conditioned upon the achievement of specified regulatory milestones related to KP415 and KP484 and the achievement of certain U.S. sales milestones, which are dependent upon, among other things, the timing of approval for a new drug application for KP415 and its final approved label, if any. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

For the year ended December 31, 2019, the Company recognized revenue of $12.8 million, which is comprised of a $10.0 million non-refundable payment for an exclusive, worldwide license, $1.1 million of reimbursement of out-of-pocket third-party research and development costs and $1.7 million for the performance of consulting services. In addition, as of December 31, 2019, the Company had receivables in the amount of $1.4 million and $0.2 million related to the performance of consulting services and the reimbursement of out-of-pocket third-party research and development costs, respectively. In connection with the $10.0 million non-refundable payment the Company received under the KP415 License Agreement, the Company paid Aquestive Therapeutics a royalty equal to 10% of the upfront license payment received in the third quarter of 2019. In addition, under the guidance provided in ASC 340-40, Contracts with Customers, the Company capitalized approximately $2.8 million of incremental costs incurred in obtaining the KP415 License Agreement and will amortize these costs as the revenue associated with the exclusive worldwide license, reimbursement of out-of-pocket third-party research and development costs and consulting services is recognized. As of December 31, 2019, the Company has recognized approximately $1.9 million of these incremental costs, which are recorded in the line item titled royalties and contract costs in the statement of operations along with the royalty discussed above. The remaining incremental contract costs to be amortized are recorded in prepaid expense and other currents on the balance sheet. There was no revenue recognized, or associated receivables and cost revenue, for the year ended or as of December 31, 2018. There was no deferred revenue related to this agreement as of December 31, 2019 or 2018.

Accounts and Other Receivables

Accounts and other receivables consists of receivables under the KP415 License Agreement, as well as income tax and other receivables due to the Company. Receivables under the KP415 License Agreement are recorded for amounts due to the Company related to reimbursable out-of-pocket third-party research and development costs and performance of consulting services. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. As of December 31, 2019 and 2018 no reserve or allowance has been established.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2019 and 2018.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, officers and directors based on the estimated fair values of the awards as of the grant date. The Company records the value of the portion of the award that is ultimately expected to vest as expense over the requisite service period. The Company also accounts for equity instruments issued to non-employees using a fair value approach under Accounting Standards Codification ("ASC") subtopic 505-50, inclusive of the modifications made by ASU 2018-07. The Company values equity instruments and stock options granted using the Black-Scholes option pricing model.

Basic and Diluted Net Loss per Share of Common Stock

The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s convertible preferred stock and select warrants are entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders and, as a result, are considered participating securities.

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment. All assets of the Company were held in the United States as of December 31, 2019 and 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leases. The Company leases office space and laboratory facilities under non-cancelable operating leases. In addition, the Company leases various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as capital leases. The Company adopted the new standard effective January 1, 2019 on a modified retrospective basis and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification and its assessment on whether a contract is or contains a lease for any leases that existed prior to adoption of the new standard. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the statements of operations on a straight-line basis over the lease term. The Company did not elect the hindsight practical expedient, which would have allowed the Company to use hindsight in determining the lease term and in assessing any impairment of right-of-use assets during the lookback period. The adoption of ASU 2016-02 resulted in the recognition of total right-of-use assets and total lease liabilities of approximately $2.6 million on the balance sheets as of January 1, 2019.

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

C.	Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable	$1,681	$-
Other receivables	184	140
Total accounts and other receivables	$1,865	$140

D.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Prepaid insurance	$250	$224
Deferred direct contract acquisition costs	805	-
Prepaid offering costs	266	-
Other prepaid expenses and current assets	231	1,688
Total prepaid expenses and other current assets	$1,552	$1,912

E.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$638	$1,035
Furniture and office equipment	119	655
Computers and hardware	303	299
Leasehold improvements	958	1,017
Finance lease right-of-use assets	1,013	-
Total property and equipment	3,031	3,006
Less: accumulated depreciation and amortization	(1,560)	(1,253)
Property and equipment, net	$1,471	$1,753

The estimated useful lives of property and equipment are as follows:

Useful Life
Asset Category	(in years)
Laboratory equipment	10
Furniture and office equipment	5 - 10
Computers and hardware	3 - 7
Leasehold improvements	9

Depreciation and amortization expense, including amounts pertaining to assets held under finance leases, was approximately $304,000 and $324,000 for the years ended December 31, 2019 and 2018, respectively.

F.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accrued interest	$359	$1,921
Accrued banking fees	700	700
Accrued severance	-	193
Accrued payroll	1	731
Accrued professional fees	2,364	230
Accounts payable	1,140	3,715
Other accrued expenses	347	852
Total accounts payable and accrued expenses	$4,911	$8,342

G.	Debt Obligations

As of December 31, 2019 and 2018, the Company had convertible notes outstanding, in the aggregate principal amounts, as follows (in thousands):

	December 31,
	2019	2018
Deerfield Convertible Note	$6,981	$6,667
2021 Notes	3,000	76,673
December 2019 Notes	70,218	-
Total outstanding principal on debt obligations	80,199	83,340
Less: debt issuance costs and discounts	(2,856)	(1,902)
Convertible notes, net	$77,343	$81,438

Deerfield Facility Agreement

In June 2014, the Company entered into a $60 million multi-tranche credit facility (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). At the time the Company entered into the Deerfield Facility Agreement, the Company borrowed the first tranche, which consisted of a term loan of $15 million (the “Term Note”) and a senior secured loan of $10 million (the “Deerfield Convertible Note”). Deerfield is no longer obligated to provide the Company any additional disbursements under the Deerfield Facility Agreement. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Note into shares of the Company’s common stock at an initial conversion price of $5.85 per share (the "Deerfield Note Put Option").

The Deerfield Convertible Note originally bore interest at 9.75% per annum, but was subsequently reduced to 6.75%. Interest accrued on the outstanding balance under the Deerfield Convertible Note was due quarterly in arrears. The Company originally had to repay one-third of the outstanding principal amount of the Deerfield Convertible Note on the fourth and fifth anniversaries of the Deerfield Facility Agreement (June 2018 and June 2019). In June 2018, Deerfield agreed to convert the $3,333,333 of the principal amount then due, plus $168,288 of accrued interest, into 598,568 shares of our common stock (as discussed below in the section entitled "Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note"). In September 2019, the Company entered into an amendment with Deerfield in order to (i) reduce the interest rate applicable under the Deerfield Facility Agreement from 9.75% to 6.75%, (ii) provide for “payment in kind” of interest on the Loans (as defined in the Deerfield Facility Agreement), and (iii) defer the Loan payments due pursuant to the Deerfield Facility Agreement until June 1, 2020 (as discussed below in the section entitled "2021 Note Exchange Effected in September 2019"). In December 2019, the Company entered into another amendment with Deerfield in order to (i) defer the Loan payments due pursuant to the Deerfield Facility Agreement until March 31, 2021 and (ii) allow for the entries of additional debt and debt holders under the Deerfield Facility Agreement (as discussed below in the section entitled "2021 Note Exchange Effected in December 2019"). The Company is also obligated to repay principal of the Deerfield Convertible Note in the amount of $6,980,824 plus any capitalized interest to date on March 31, 2021. Prepayment of the outstanding balance is not allowed without written consent of Deerfield.

Pursuant to the Deerfield Facility Agreement, the Company issued to Deerfield 1,923,077 shares of Series D redeemable convertible preferred stock ("Series D Preferred") as consideration for the loans provided to the Company thereunder. Upon completion of the initial public offering, these shares of Series D Preferred automatically reclassified into 256,410 shares of the Company’s common stock.

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D Preferred at an initial exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the Company's initial public offering, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the net loss per share calculation (Note J). If a Major Transaction occurs (as defined in the Deerfield Facility Agreement) Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Warrant Put Option”).

The Company recorded the fair value of the shares of Series D Preferred to debt issuance costs on the date of issuance. The Company also recorded the fair value of the Deerfield Warrant and the embedded Warrant Put Option to debt discount on the date of issuance. The debt issuance costs and debt discount are amortized over the term of the related debt and the expense is recorded as interest expense related to amortization of debt issuance costs and discount in the statements of operations.

Pursuant to the Deerfield Facility Agreement, the Company may not enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, other than permitted indebtedness under the Deerfield Facility Agreement, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit sharing arrangement, without the prior approval of the Required Lenders (as defined in the Deerfield Facility Agreement). Additionally, if the Company were to enter into a major transaction, including a merger, consolidation, sale of substantially all of its assets or other change of control transaction, Deerfield would have the ability to demand that prior to consummation of such transaction the Company repay all outstanding principal and accrued interest of any notes issued under the Deerfield Facility Agreement. Under each warrant issued pursuant to the Deerfield Facility Agreement, Deerfield has the right to demand that the Company redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

The Deerfield Facility Agreement also includes high yield discount obligation protections that went into effect in June 2019. Going forward, if at any interest payment date our outstanding indebtedness under the Deerfield Facility Agreement would qualify as an "applicable high yield discount obligation" under the Internal Revenue Code of 1986 (the" Code") then the Company is obligated to prepay in cash on each such date the amount necessary to avoid such classification.

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

The 2021 Notes were issued pursuant to an indenture, dated as of February 9, 2016 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the "Trustee"). Interest on the 2021 Notes was payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2016, at a rate of 5.50% per year. The 2021 Notes had an original maturity of February 1, 2021 unless earlier converted or repurchased.

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

The 2021 Notes were not redeemable prior to the maturity date, and no sinking fund was provided for the 2021 Notes. The 2021 Notes were convertible at an initial conversion rate of 58.4454 shares of the Company’s common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the Indenture, which is equal to an initial conversion price of approximately $17.11 per share of common stock.

If the Company underwent a “fundamental change” (as defined in the Indenture), holders could have required that the Company repurchase for cash all or any portion of their 2021 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As December 31, 2019, the Company is bifurcating the fundamental change and make-whole interest payment provisions as embedded derivatives and marking them to fair value each reporting period (Note M).

The Indenture included customary terms and covenants, including certain events of default after which the 2021 Notes may be due and payable immediately.

As described in more detail below, in multiple exchanges occurring in October 2018, December 2019 and January 2020, all outstanding 2021 Notes were exchanged by the holders thereof for either shares of our common stock or senior secured convertible promissory notes issued under the terms of the Deerfield Facility Agreement.

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

2021 Note Exchange Effected in October 2018

In October 2018, the Company entered into an exchange agreement (the “October 2018 Exchange Agreement”) with Deerfield and Deerfield Special Situations Fund, L.P. (the “Deerfield Lenders”). Under the October 2018 Exchange Agreement, the Deerfield Lenders exchanged an aggregate of $9,577,000 principal amount of the 2021 Notes for an aggregate of 9,577 shares of Series A Convertible Preferred Stock, par value $0.0001 ("Series A Preferred Stock").

As a condition to closing of the October 2018 Exchange Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series A Preferred Stock.

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,333 shares of common stock issuable upon conversion of the then outstanding Series A Preferred Stock (without giving effect to the limitation on conversion described below). As of December 31, 2019, all 9,577 shares of Series A Preferred Stock issued under the October 2018 Exchange Agreement have been converted into an aggregate 3,192,333 shares of the Company's common stock.

2021 Note Exchange Effected in September 2019

In September 2019, the Company entered into an Exchange Agreement and Amendment to Facility Agreement (the “September 2019 Exchange Agreement”) with the Deerfield Lenders. Under the September 2019 Exchange Agreement, the Company issued an aggregate of 1,499,894 shares of the Company’s common stock and an aggregate of 1,576 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.0001 per share ("Series B-1 Preferred Stock") (such shares of common stock and Series B-1 Preferred Stock, the “Initial Exchange Shares”), in exchange for the cancellation of an aggregate of $3,000,000 principal amount of the Company’s 2021 Notes. The September 2019 Exchange Agreement provided the Deerfield Lenders the option to exchange up to an additional aggregate of $27,000,000 principal amount of the 2021 Notes (the “Optional Exchange Principal Amount”) for shares of common stock or shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), subject to the terms and conditions set forth in the September 2019 Exchange Agreement, including limits as to the principal amount that can be exchanged prior to specified dates therein. If the Deerfield Lenders choose to exchange any portion of the Optional Exchange Principal Amount for shares of Series B-2 Preferred Stock, such exchange will be effected at an exchange price of $1,000 per share. If the Deerfield Lenders choose to exchange any portion of the Optional Exchange Principal Amount for shares of common stock, such exchange will be effected at an exchange price equal to the greater of (i) $0.9494, or (ii) the average of the volume-weighted average price of the common stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange.

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

Each share of Series B-1 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to $0.9494 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the September 2019 Exchange Agreement, there were an aggregate of 1,659,996 shares of common stock issuable upon conversion of the then outstanding Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). Each share of Series B-2 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to the greater of (i) $0.9494 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of the common stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange. Immediately following the exchange under the September 2019 Exchange Agreement there was an aggregate of 28,439,015 shares of Common Stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Optional Exchange Principal Amount (in each case without giving effect to the limitation on conversion described below).

The Series B Preferred Stock is convertible at any time at the option of the Deerfield Lenders; provided that the Deerfield Lenders are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holders (together with certain affiliates and “group” members of such holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Deerfield Lenders will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of the Company entitled to share in such remaining assets of the Company (including the Series A Preferred Stock on an as-converted basis). With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock, if any is outstanding, and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into common stock in accordance with the applicable certificate of designation.

As of December 31, 2019, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,966 shares of common stock, and there were no shares of Series B-2 Preferred Stock outstanding.

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

2021 Note Exchange Effected in December 2019

In December 2019, the Company entered into the December 2019 Exchange Agreement and Amendment to Facility Agreement, Senior Secured Convertible Notes and Warrants (the “December 2019 Exchange Agreement”) with the Deerfield Lenders and Delaware Street Capital Master Fund, L.P. (“DSC” and, collectively with the Deerfield Lenders, the “December 2019 Holders”). Under the December 2019 Exchange Agreement, the Company issued senior secured convertible promissory notes under the Deerfield Facility Agreement in the aggregate principal amount of $71,418,011 (the “December 2019 Notes”), in exchange for the cancellation of an aggregate of $71,418,011 principal amount and accrued interest of the Company’s 2021 Notes. Upon entering into the December 2019 Exchange Agreement, the Company agreed to pay the December 2019 Holders, in the aggregate, an interest payment of $745,011 which represents 50% of the accrued interest, as of December 18, 2019, on the 2021 Notes owned by the December 2019 Holders. The remainder of such interest was included in the principal amount of the December 2019 Notes.

The December 2019 Notes bear interest at 6.75% per annum. The December 2019 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $17.11 per share (which represents the conversion price of the 2021 Notes), subject to adjustment in accordance with the terms of the December 2019 Notes. As of the date of issuance, the December 2019 Notes were convertible, by their terms, into an aggregate of 4,174,051 shares of the Company’s common stock. The Company subsequently amended the December 2019 Notes to provide that such notes shall be convertible into shares of the Company's common stock at a conversion price of $5.85 per share (which represents the conversion price of the Deerfield Convertible Note). The conversion price of the December 2019 Notes will be adjusted downward if the Company issues or sells any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the December 2019 Notes' conversion price or the closing sale price of the Company’s common stock as reported on the Nasdaq Stock Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between the Company and the underwriters for such offering. However, if the Company effects an “at the market offering” as defined in Rule 415 of the Securities Act or 1933, as amended (the “Securities Act”), of its common stock, the conversion price of the December 2019 Notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under (x) the Purchase Agreement, (y) the Second ATM Agreement, or (z) the September 2019 Exchange Agreement (as amended). Notwithstanding anything in the contrary in the December 2019 Notes, the anti-dilution adjustment of such notes shall not result in the conversion price of the December 2019 Notes being less than $0.583 per share. The December 2019 Notes are convertible at any time at the option of the holders thereof, provided that a holder of a December 2019 Note is prohibited from converting such note into shares of the Company’s common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. However, the December 2019 Note issued to DSC, due to the fact DSC was a beneficial owner of more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding, has a beneficial ownership cap equal to 19.985% of the total number of shares of the Company’s common stock then issued and outstanding. Pursuant to the December 2019 Notes, the December 2019 Holders have the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, in connection with a Major Transaction (as defined in the December 2019 Notes), which shall include, among others, any acquisition or other change of control of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time after March 31, 2021, shares of the Company’s common stock are not listed on an Eligible Market (as defined in the December 2019 Notes). The December 2019 Notes are subject to specified events of default, the occurrence of which would entitle the December 2019 Holders to immediately demand repayment of all outstanding principal and accrued interest on the December 2019 Notes. Such events of default include, among others, failure to make any payment under the December 2019 Notes when due, failure to observe or perform any covenant under the Deerfield Facility Agreement (as defined below) or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Deerfield Warrant, the December 2019 Notes or the Deerfield Convertible Note.

The December 2019 Exchange Agreement amends the Deerfield Facility Agreement in order to, among other things, (i) provide for the Deerfield Facility Agreement to govern the December 2019 Notes received by the December 2019 Holders pursuant to the December 2019 Exchange Agreement, (ii) extend the maturity of the Deerfield Convertible Note from February 14, 2020 and June 1, 2020, as applicable, to March 31, 2021, (iii) defer interest payments on the Deerfield Convertible Note until March 31, 2021 (which such interest shall accrue as “payment-in-kind” interest), (iv) designate DSC as a Lender under (and as defined in the Deerfield Facility Agreement), (v) name Deerfield as the “Collateral Agent” for all Lenders and (vi) modify the terms and conditions under which the Company may issue additional pari passu and subordinated indebtedness under the Deerfield Facility Agreement (subject to certain conditions specified in the Deerfield Facility Agreement).

The December 2019 Exchange Agreement also amends and restates the Deerfield Convertible Note to conform the definitions of “Eligible Market” and “Major Transactions” to the definition in the December 2019 Notes, to remove provisions that were only applicable prior to the Company’s initial public offering and to make certain other changes to conform to the December 2019 Notes. The conversion price for the Deerfield Convertible Note remains $5.85 per share, subject to adjustment on the same basis as the existing senior secured convertible notes, but subject to a floor price of $0.583.

The December 2019 Exchange Agreement also amends the Deerfield Warrant to conform the definitions of “Eligible Market” and “Major Transaction” in the Warrant with the definitions of such terms in the December 2019 Notes.

The December 2019 Exchange Agreement contains customary representations, warranties and covenants made by the Company and the December 2019 Holders, including a covenant of the Company to, upon request, use commercially reasonable efforts to use its technology to discover a product based upon a compound that may be identified by the Deerfield Lenders in a manner that is reasonably acceptable to the Deerfield Lenders, or one of their affiliates, with the terms of such discovery plan, including the Company’s compensation thereunder, to be mutually agreed to by the parties.

In connection with entering into the December 2019 Exchange Agreement, on December 18, 2019, the Company amended and restated that certain Guaranty and Security Agreement, dated June 2, 2014, by and between the Company and the other parties thereto (the “GSA”) to, among other things, (i) provide that all of the notes will be secured by the liens securing the indebtedness under the Deerfield Facility Agreement, and (ii) name Deerfield as the “Collateral Agent” under the GSA.

In connection with entering into the December 2019 Exchange Agreement, the Company also entered into an amendment (the “September 2019 Exchange Agreement Amendment”) to the September 2019 Exchange Agreement to, among other things, (i) amend and restate Annex I of the September 2019 Exchange Agreement to allow the Deerfield Lenders to effect optional exchanges of the December 2019 Notes and the Deerfield Convertible Note under the terms of the September 2019 Exchange Agreement; (ii) amend the common stock exchange price under the September 2019 Exchange Agreement to be a per share price equal to the greater of (x) $0.60, subject to adjustment to reflect stock splits and similar events, or (y) the average of the volume-weighted average prices of the Company’s common stock on the Nasdaq Stock Market on each of the 15 trading days immediately preceding such exchange, (iii) provide that no more than 28,439,015 of shares of the Company’s common stock shall be issued pursuant to optional exchanges under the September 2019 Exchange Agreement (whether by common stock exchange or upon conversion of Series B-2 Shares (as defined in the September 2019 Exchange Agreement Amendment)), subject to adjustment to reflect stock splits and similar events and (iv) eliminate limitations regarding the timing and aggregate amount of principal which may be exchanged under the September 2019 Exchange Agreement. These changes in the September 2019 Exchange Agreement Amendment significantly modified the Optional Exchange Principal Amount, as such after giving effect to the September Exchange Agreement Amendment the Optional Exchange Principal Amount ceases to exist the new optional exchanges are referred to as the Deerfield Optional Conversion Feature.

In connection with entering into the September 2019 Amendment, the Company filed an amendment to the Series B-2 Certificate of Designation (the “Series B-2 Certificate of Designation Amendment”) with the Secretary of State of the State Delaware. The Series B-2 Certificate of Designation Amendment provides that each share of the Company’s Series B-2 preferred stock is convertible into shares of the Company’s common stock at a per share price equal to the common stock exchange price under the September 2019 Exchange Agreement, which equals the greater of (i) $0.60 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of the Company’s common stock on the Nasdaq Stock Market on each of the 15 trading days immediately preceding such exchange.

As of December 31, 2019, the Deerfield Lenders have converted $1.2 million of principal under the December 2019 Notes into 2,000,000 shares of common stock.

The Company determined the changes to the Deerfield Convertible Note met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and Deerfield granted a concession. The amendments to the terms of the Deerfield Convertible Note resulted in no gain on restructuring because the total cash outflows required under the amended Deerfield Convertible Note exceeded the carrying value of the original Deerfield Convertible Note immediately prior to amendment. Prospectively, the Deerfield Convertible Note will continue to be carried net of the associated discount and debt issuance costs which will be amortized and recorded as interest expense using a modified effective interest rate based on the amendments.

The changes to the 2021 Notes, under the December 2019 Exchange Agreement, referred to after as the December 2019 Notes, were accounted for as a debt modification, prospectively, the December 2019 Notes will be carried net of the associated discount and debt issuance costs which will be amortized and recorded as interest expense using a modified effective interest rate based on the amendments.

2021 Note Exchange Effected in January 2020

In January 2020, we entered into the January 2020 Exchange Agreement (the "January 2020 Exchange Agreement") with M. Kingdon Offshore Master Fund, LP ("Kingdon"). Under the January 2020 Exchange Agreement, the Company issued a senior secured convertible note in the aggregate principal amount of $3,037,354 (the "January 2020 Note") in exchange for the cancellation of an aggregate of $3,037,354 principal amount and accrued interest of the 2021 Note then owned by Kingdon. Upon entering into the January 2020 Exchange Agreement, the Company agreed to pay Kingdon an interest payment of $37,354, which represents 50% of the accrued and unpaid interest, as of January 13, 2020, on Kingdon’s 2021 Note. The remainder of such interest was included in the principal amount of the January 2020 Note.

The January 2020 Note was issued with substantially the same terms and conditions as the December 2019 Notes (as amended by the amendment described in more detail below).

In connection with entering into the January 2020 Exchange Agreement, the Company entered into an Amendment to Facility Agreement and December 2019 Notes and Consent (the "December 2019 Note Amendment") with the December 2019 Holders that, among other things, (i) amended the December 2019 Notes to (a) reduce the Conversion Price (as defined in the December 2019 Notes) from $17.11 to $5.85 per share and (b) increased the Floor Price (as defined in the December 2019 Notes) from $0.38 to $0.583 per share, and (ii) amended the Deerfield Facility Agreement to (x) provide for Kingdon to join the Deerfield Facility Agreement as a Lender (as defined in the Deerfield Facility Agreement) and (y) provide that the 2020 Note and shall constitute a “Senior Secured Convertible Note” (as defined in the Deerfield Facility Agreement) for purposes of the Deerfield Facility Agreement and other Transaction Documents (as defined in the Deerfield Facility Agreement).

Convertible Notes

Future minimum principal payments under convertible notes as of December 31, 2019, were as follows (in thousands):

Convertible
Year Ending December 31,	Notes
2020	$-
2021	80,199
Total minimum principal payments	80,199
Less: debt issuance costs and discounts	(2,856)
Convertible notes, net	$77,343

Line of Credit

During the second quarter of 2016, the Company opened a line of credit to support several irrevocable letters of credit. In March 2019, the line of credit was closed. The irrevocable letters of credit and associated money market account remain and the money market account is reported as restricted cash on the balance sheets.

H.	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of December 31, 2019 and 2018, no accruals have been made related to commitments and contingencies.

Lease Agreements

We have operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. Our leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year.

Florida

The Company leases office space in Florida, comprised of two contiguous office suites, under non-cancelable operating leases, which expire in August 2025 and February 2026, as to each space respectively, and include the right to extend the term of the leases for two successive five-year terms upon expiration. In February 2020, the Company agreed to sublease office space in Florida, comprised of one of the two contiguous suites, under a non-cancelable operating lease, which expires in February 2026.

Iowa

The Company leases office and laboratory facilities in Iowa under a non-cancelable operating lease. The Company’s lease for its Iowa facilities expires in September 2020 and includes a renewal option that could extend the lease for successive one-year terms upon expiration.

Virginia

The Company leases office and laboratory facilities in Virginia under a non-cancelable operating lease. The Company’s lease for its Virginia facilities expires in August 2020.

North Carolina

The Company leased office space in North Carolina under a non-cancelable operating lease. The original expiration date of the Company’s lease was May 2020. During the second quarter of 2017, the Company subleased its office space in North Carolina under a non-cancelable operating lease to a third-party tenant. The sublease term with the third-party runs concurrent with the lease term the Company has with the landlord. In October 2019, the Company terminated the head lease with the landlord and the sublease with the subtenant so that the landlord and subtenant could enter directly into a lease.

Capital Lease

The Company leases various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as capital leases and that require ongoing payments, including interest expense. The capital leases are financed through various financial institutions and are collateralized by the underlying assets. As of December 31, 2019 and 2018, the interest rates for assets under remaining capital leases range from 7.19% to 9.57%.

The components of lease expense were as follows (in thousands):

Year Ended December 31,
Lease Cost	2019
Finance lease cost:
Amortization of right-of-use assets	$123
Interest on lease liabilities	40
Total finance lease cost	163
Operating lease cost	473
Short-term lease cost	232
Variable lease cost	48
Less: sublease income	(84)
Total lease costs	$832

Rent expense for non-cancelable operating leases was $0.7 million for the year ended December 31, 2019 and 2018.

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$40
Financing cash flows from finance leases	207
Operating cash flows from operating leases	435
Operating cash flows from short-term leases	232
Operating cash flows from variable lease costs	48

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$757
Operating leases	1,852

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

December 31,
2019
Finance Leases
Property and equipment, at cost	$1,013
less: accumulated depreciation and amortization	(398)
Property and equipment, net	$615

Other current liabilities	$236
Other long-term liabilities	168
Total finance lease liabilities	$404

Operating Leases
Operating lease right-of-use assets	$1,537
Total operating lease right-of-use assets	$1,537

Current portion of operating lease liabilities	$284
Operating lease liabilities, less current portion	1,901
Total operating lease liabilities	$2,185

Weighted Average Remaining Lease Term
Finance leases	2 years
Operating leases	6 years

Weighted Average Discount Rate
Finance leases	7.7%
Operating leases	7.5%

Maturities on lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2020	$260	$438
2021	163	449
2022	11	461
2023	-	472
2024	-	484
Thereafter	-	420
Total lease payments	434	2,724
Less: future interest expense	(30)	(539)
Lease liabilities	$404	$2,185

I.	Supply Arrangement

As of December 31, 2019 and 2018, the Company has one manufacturing arrangement that involves potential future expenditures related to research and development.

In November 2009, the Company entered into a supply agreement (the “Supply Agreement”) with Johnson Matthey Inc. (“JMI”) whereby JMI has agreed to supply the Company with all of the benzhydrocodone necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process optimization and development services for benzhydrocodone. The Company’s FDA-approved drug, APADAZ, contains benzhydrocodone. Expense of $3.2 million and $3.6 million was recorded under this agreement for the year ended December 31, 2019, respectively. The Company must purchase all of its U.S. benzhydrocodone needs from JMI and JMI cannot supply benzhydrocodone to other companies. The term of the Supply Agreement extends as long as the Company holds a valid and enforceable patent for benzhydrocodone or until the tenth anniversary of a commercial launch of a FDA-approved drug incorporating benzhydrocodone, whichever date is later. Upon the expiration of such term, the agreement will automatically renew for a period of two years unless either party provides 12 months prior notice of its intent not to renew. Under the agreement, JMI will receive a tiered-based royalty share on the net sales on the commercial sale of a FDA-approved drug incorporating benzhydrocodone. No reliable estimate of the future payments can be made at this time.

J.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of December 31,  2019, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 1,576 shares were designated as Series B-1 Preferred Stock and 27,000 shares were designated as Series B-2 Preferred Stock. Of the designated preferred stock 9,577 shares of Series A Preferred Stock and 1,576 shares of Series B-1 Preferred Stock were issued as of December 31, 2019. No shares of Series A Preferred Stock or Series B-1 Preferred Stock were outstanding as of December 31, 2019. As of December 31, 2018, 9,577 shares of Series A Preferred Stock were issued and 3,337 were outstanding and no shares of Series B-1 Preferred stock were authorized, issued or outstanding. No shares of Series B-2 Preferred Stock were issued or outstanding as of December 31, 2019 or December 31, 2018 and no shares were authorized as of December 31, 2018.

In October 2018, the Company entered into the October 2018 Exchange Agreement. Under the October 2018 Exchange Agreement the Company issued to the Holders 9,577 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,333 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below), and as of December 31, 2019 all issued shares of Series A Preferred Stock had been converted into shares of common stock.

In September 2019, the Company entered into the September 2019 Exchange Agreement. Under the September 2019 Exchange Agreement the Company issued to the Holders 1,576 shares of Series B-1 Preferred Stock. Each share of Series B-1 Preferred Stock had an aggregate stated value of $1,000 and was convertible into shares of common stock at a price equal to the greater of (i) $0.9494, or (ii) the average of the volume-weighted average price of the Common Stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the September 2019 Exchange Agreement, there were an aggregate of 1,659,996 shares of common stock issuable upon conversion of the Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). The Series B Preferred Stock is convertible at any time at the option of the Holders; provided that the Holders are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members of such Holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of the Company entitled to share in such remaining assets of the Company (including Series A Preferred Stock on an as-converted basis. With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock, if any is then outstanding, and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into Common Stock in accordance with the applicable Certificate of Designation. As of December 31, 2019, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,996 shares of common stock.

K.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of December 31, 2019 and 2018, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 36,350,785 and 26,455,352 shares of common stock were issued and outstanding as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the Company had reserved authorized shares of common stock for future issuance as follows:

	December 31,
	2019	2018
Conversion of Deerfield Convertible Note	1,213,606	1,167,607
Conversion of 2021 Notes	175,336	4,481,182
Conversion of 2019 Notes not subject to the Deerfield Optional Conversion Feature	3,186,770	-
Outstanding awards under equity incentive plans	5,192,222	3,704,755
Outstanding common stock warrants	2,423,077	2,527,763
Conversion of Series A Preferred Stock	-	1,112,334
In exchange for the Deerfield Optional Conversion Feature*	26,439,015	-
Possible future issuances under the Prior Purchase Agreement	9,553,046	-
Possible future issuances under equity incentive plans	84,616	648,272
Total common shares reserved for future issuance	48,267,688	13,641,913

Common Stock Activity

The following table summarizes common stock activity for the years ended December 31, 2019 and 2018:

Shares of
Common Stock
Balance as of January 1, 2018	14,657,430
Common stock sold under First ATM Agreement	762,338
Common stock issued as a result of Deerfield Convertible Note principal and interest conversion	598,568
Common stock options exercised	23,682
Common stock sold under underwritten public offering	8,333,334
Common stock issued as a result of Series A Preferred Stock conversion	2,080,000
Balance as of December 31, 2018	26,455,352
Common stock issued under the Prior Purchase Agreement	3,521,471
Restricted stock vested during the period	101,739
Common stock issued as a result of 2021 Notes principal conversion	1,499,894
Common stock issued as a result of Series B-1 Preferred Stock conversion	1,659,996
Common stock issued as a result of Series A Preferred Stock conversion	1,112,333
Common stock issued as a result of Deerfield Optional Conversion Feature conversion	2,000,000
Balance as of December 31, 2019	36,350,785

In September 2018, the Company terminated the First ATM Agreement with Cowen. Prior to termination of the First ATM Agreement, the Company sold an aggregate of 762,338 shares of common stock under the First ATM Agreement resulting in gross proceeds to the Company of $4.9 million. As of December 31, 2019, the Company has not sold any shares of common stock under the Second ATM Agreement. Refer to Note A for a further discussion of the First and Second ATM Agreements.

In October 2018, the Company entered into an underwriting agreement with RBCCM pursuant to which the Company issued and sold 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to the Company's registration statement on Form S-3. Refer to Note A for a further discussion of the underwritten public offering.

Also in October 2018, the Company entered into the October 2018 Exchange Agreement pursuant to which the Company issued to the Holders 9,577 shares of Series A Preferred Stock. As of December 31, 2019, 9,577 shares of Series A Preferred Stock have been converted into 3,192,333 shares of common stock. Refer to Note G for a further discussion of the October 2018 Exchange Agreement.

On September 3, 2019, the Company entered into the September 2019 Exchange Agreement pursuant to which the Company issued to the Holders 1,499,894 shares of common stock and 1,576 shares of Series B-1 Preferred Stock. As of December 31, 2019, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,966 shares of common stock. Refer to Note G for a further discussion of the September 2019 Exchange Agreement.

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

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred (Note G). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. The Company is amortizing the debt discount over the term of the Deerfield Convertible Note and the expense is recorded as interest expense related to amortization of debt issuance costs and discount in the condensed statements of operations.

The Company determined that the 2013 Warrants and Deerfield Warrant should be recorded as a liability and stated at fair value at each reporting period upon inception. As stated above, upon completion of the IPO, the 2013 Warrants and the Deerfield Warrant automatically converted into warrants to purchase the Company’s common stock. The Company marked the 2013 Warrants to fair value and reclassified them to equity upon closing of the IPO. The Deerfield Warrant remains classified as a liability and is recorded at fair value at each reporting period since it can be settled in cash. Changes to the fair value of the warrant liability are recorded through the condensed statements of operations as a fair value adjustment (Note M).

In connection with a Collaboration and License Agreement (the “APADAZ License Agreement”) with KVK Tech, Inc. (“KVK”), in October 2018, the Company issued to KVK a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.30 per share, which reflected the closing price of the Company’s common stock on the Nasdaq Global Market on the execution date of the APADAZ License Agreement (the “KVK Warrant”). The KVK Warrant is initially not exercisable for any shares of common stock. Upon the achievement of each of four specified milestones under the KVK Warrant, the KVK Warrant will become exercisable for an additional 125,000 shares, up to an aggregate of 500,000 shares of the Company’s common stock. The exercise price and the number and type of shares underlying the KVK Warrant are subject to adjustment in the event of specified events, including a reclassification of the Company’s common stock, a subdivision or combination of the Company’s common stock, or in the event of specified dividend payments. The KVK Warrant is exercisable until October 24, 2023. Upon exercise, the aggregate exercise price may be paid, at KVK’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise.

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the APADAZ License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset in the balance sheets.

L.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 5,076,694 as of December 31, 2019. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2020, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,454,031 shares.

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

In addition, the Company granted to a consultant fully vested RSAs under the 2014 Plan. The RSAs were granted as part of the monthly compensation package to the consultant for services performed. As of December 31, 2019, RSAs were granted for a total of 20,019 shares of common stock for this purpose.

During the year ended December 31, 2019 no stock options were exercised. During the year ended December 31, 2019 and 2018, stock options to acquire 23,682 shares of common stock were exercised for approximately $68,000 with an intrinsic value of approximately $69,000.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Year ended December 31,
	2019	2018
Research and development	$1,459	$1,608
General and administrative	2,951	3,651
Severance expense	-	1,236
Total stock-based compensation expense	$4,410	$6,495

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

Using the Black-Scholes option-pricing model, the weighted-average fair value of awards granted during the years ended December 31, 2019 and 2018, fair value was $1.43 and $4.05 per share, respectively. The assumptions used to estimate fair value are as follows:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	1.75% - 2.61%	2.43% - 2.91%
Expected term (in years)	5.50 - 10.00	5.50 - 6.79
Expected volatility	84.82% - 85.93%	83.10% - 85.05%
Expected dividend yield	0%	0%

The activity under the Incentive Stock Plan and the 2014 Plan for the year ended December 31, 2019, is summarized as follows:

		Weighted	Weighted Avg	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding balance at January 1, 2019	3,704,755	$9.35	7.48	$-
Granted	2,291,820	$1.84
Exercised or released	(101,739)	$-
Canceled or forfeited	(675,950)	$8.80
Expired	(26,664)	$4.80
Outstanding balance at December 31, 2019	5,192,222	$6.31	7.63	$-
Exercisable at December 31, 2019	2,154,640	$10.80	6.04	$-
Vested and expected to vest at December 31, 2019	4,503,063	$7.16	7.30	$-

Information regarding currently outstanding and exercisable options as of December 31, 2019, is as follows:

	Options Outstanding		Options Exercisable
		Weighted Avg		Weighted Avg
	Number of	Remaining	Number of	Remaining
Exercise Price	Shares	Contractual Term	Shares	Contractual Term
$0.52 to $5.00	2,902,995	8.72	479,039	7.19
$5.01 to $10.00	1,102,844	6.74	599,969	5.62
$10.01 to $15.00	471,833	5.94	381,208	5.90
$15.01 to $20.00	379,550	5.70	359,424	5.67
$20.01 to $20.45	335,000	5.68	335,000	5.68
	5,192,222	7.63	2,154,640	6.04

The total fair value of stock options vested during the years ended December 31, 2019 and 2018, was $4.9 million and $5.9 million, respectively.

Unvested stock options as of December 31, 2019 and 2018, were as follows:

	Number of Unvested Shares
	December 31,
Exercise Price	2019	2018
$0.52 to $5.00	2,423,956	634,751
$5.01 to $10.00	502,875	818,900
$10.01 to $15.00	90,625	186,584
$15.01 to $20.00	20,126	139,988
$20.01 to $20.45	-	86,950
Total number of unvested stock options	3,037,582	1,867,173

As of December 31, 2019, there was $3.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2014 Plan. That compensation cost is expected to be recognized over a weighted-average period of 2.29 years.

There was no stock-based compensation expense related to performance-based awards recognized during the years ended December 31, 2019 or 2018.

M.	Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

The fair value of the Deerfield Convertible Note was $6.0 million and $6.2 million, respectively, as of December 31, 2019 and 2018. The fair value of the 2021 Notes was $2.4 million and $51.2 million, respectively, as of December 31, 2019 and 2018.  The fair value of the December 2019 Notes was $57.0 million as of December 31, 2019. The Deerfield Convertible Note, 2021 Notes and December 2019 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note, 2021 Notes and December 2019 Notes as of December 31, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2019 and 2018 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Deerfield Warrant liability	$77	$-	$-	$77
Embedded Warrant Put Option	19	-	-	19
Fundamental change and make-whole interest provisions embedded within 2021 Notes	-	-	-	-
Deerfield Note Conversion Feature	-	-	-	-
KVK Warrant liability	24	-	24	-
Total liabilities	$120	$-	$24	$96

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Deerfield Warrant liability	$1,557	$-	$-	$1,557
Embedded Warrant Put Option	154	-	-	154
Fundamental change and make-whole interest provisions embedded within 2021 Notes	-	-	-	-
Deerfield Note Conversion Feature	134	-	-	134
KVK Warrant liability	273	-	273	-
Total liabilities	$2,118	$-	$273	$1,845
Trading securities:
Certificates of deposit	246	246	-	-
U.S. Treasury securities	3,014	3,014	-	-
Total assets	$3,260	$3,260	$-	$-

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and the make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option, as well as the trading securities are measured at fair value on a recurring basis. As of December 31, 2019 and December 31, 2018, the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reported on the balance sheets in derivative and warrant liability. As of December 31, 2018, the trading securities are reported on the balance sheets in marketable securities. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option as of December 31, 2019 and December 31, 2018. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are reflected in the statements of operations for the years ended December 31, 2019 and 2018 as a fair value adjustment related to derivative and warrant liability.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of December 31, 2019 and December 31, 2018, the KVK Warrant liability is reported on the balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the statements of operations for the years ended December 31, 2019 and 2018 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	2019	2018
Balance as of beginning of period	$1,845	$7,709
Gain on extinguishment of debt	-	(2)
Adjustment to fair value	(1,749)	(5,862)
Balance as of end of period	$96	$1,845

N.	Income Taxes

The Company’s financial statements include a total state tax benefit related to research and development credits of $22,000 and $126,000 on a loss before income taxes of approximately $24.2 million and $56.6 million for the years ended December 31, 2019 and 2018, respectively. A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands, except amounts pertaining to rate which are shown as a percentage):

	Year ended December 31,
	2019	2018
Federal statutory rate	21.00	21.00
Effect of:
Change in valuation allowance	(28.52)	(30.44)
Return to provision and deferred true-up	-	0.38
Change in rate	(0.33)	0.03
State tax benefit (net of federal)	3.39	4.35
Warrant liability	1.71	2.02
State research and development credit	0.09	0.22
Federal research and development credit	1.44	3.30
Amortization	(0.29)	-
Stock-based compensation	(1.10)	(0.63)
Other	2.70	(0.01)
Federal income tax provision effective rate	0.09	0.22

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets relating to:
Net operating loss carryforwards	$56,827	$51,269
Research and development tax carryforward	6,411	5,657
Other deferred tax assets	4,488	3,437
Total gross deferred tax assets	67,726	60,363
Deferred tax liabilities relating to:
Property and equipment	-	161
Other deferred tax liabilities	540	10
Total gross deferred tax liabilities	540	171
Deferred tax assets less liabilities	67,186	60,192
Valuation allowance	(67,186)	(60,192)
Net deferred tax asset (liability)	$-	$-

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

The Company had the following federal net operating loss carryforward and research activities credits as of December 31, 2019 (in thousands):

	Net Operating	Research
Year Incurred	Loss CF	Activities Cr.	Expiration
2007	$454	$30	2027
2008	1,178	65	2028
2009	3,060	176	2029
2010	3,423	149	2030
2011	9,929	176	2031
2012	-	170	2032
2013	4,353	133	2033
2014	15,897	894	2034
2015	23,496	598	2035
2016	41,580	745	2036
2017	34,776	652	2037
2018	56,155	2,272	Indefinite
2019	22,784	352	Indefinite
	$217,085	$6,412

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

O.	Net Loss Per Share

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

The following table summarizes the computation of basic and diluted net loss and net loss per share of common stock of the Company (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018
Net loss - basic and diluted	$(24,522)	$(56,466)
Weighted average number of shares of common stock - basic and diluted	29,654,968	17,930,023
Net loss per share - basic and diluted	$(0.83)	$(3.15)

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	December 31,
	2019	2018
Deerfield Convertible Note	1,213,606	1,167,607
2021 Notes	175,336	4,481,182
2019 Notes*	29,625,785	-
Awards under equity incentive plans	5,192,222	3,704,755
Common stock warrants	2,423,077	2,527,763
Series A Convertible Preferred Stock	-	1,112,334
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	38,630,026	12,993,641

* Inclusive of 26,439,015 of shares of Common Stock issuable (i) in exchange of the Deerfield Optional Conversion Feature, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Deerfield Optional Conversion Feature.

P.	Severance Expense

On August 31, 2018, Daniel L. Cohen resigned from his position as the executive vice president, government and public relations of the Company, effective immediately. In connection with his resignation, Mr. Cohen and the Company entered into a separation and release agreement which included among other items, severance benefits. The severance benefits consisted of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $1.2 million related to the acceleration of vesting on unvested shares subject to certain stock options and the extension of the exercise period for certain stock options. These severance benefits are presented as severance expense in the statement of operations for the fiscal year ended December 31, 2018. As of December 31, 2018, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.2 million. No severance expense or accrued severance expense is recorded for the year ended or as of December 31, 2019.

On February 7, 2020, the Company eliminated the chief business officer role and Gordon K. Johnson was separated from the Company.  As a result, the Company anticipates recognizing additional severance expense of approximately $1.0 million over the twelve months following the separation date, comprised of severance payments and non-cash stock-based compensation expense of approximately $0.4 million and $0.6 million, respectively

Q.	Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) that covers substantially all employees. The Company may provide a discretionary match with a maximum amount of 4% of the participant’s compensation, which vests immediately. The Company made matching contributions under the 401(k) Plan of $133,000 and $212,000 for the years ended December 31, 2019 and 2018, respectively.

The Company has a discretionary profit sharing plan (the “Profit Sharing Plan”) that covers all employees. Employees become eligible participants in the Profit Sharing Plan once they have provided three years of service to the Company. The Company made no contributions to the Profit Sharing Plan in 2019 or 2018.

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
3.1.2	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.1.3	Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.
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

4.3.1	First Supplemental Indenture, dated November 20, 2018, between the Company and U.S. Bank National Association, as trustee (as incorporated herein by reference to the Company's Current Report on Form 8-K as filed with the SEC on November 20, 2018).
4.4	Senior Secured Convertible Note, dated as of January 13, 2020 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2020).
4.5	Registration Rights Agreement dated February 28, 2019 by and between the Company and Lincoln Park Capital Fund, LLC (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019)..
4.6	Registration Rights Agreement dated February 17, 2020 by and between the Registrant and Lincoln Park Capital Fund, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 18, 2020).
4.7	Form of Senior Secured Convertible Note, with a schedule of noteholders (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 18.2019).
4.8	Amended and Restated Senior Secured Convertible Note issued to Deerfield Private Design Fund III, L.P., dated as of December 18, 2019 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 18.2019).
4.9*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.2.4	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated June 3, 2019 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2019).
10.2.5	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated June 17, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2019)
10.2.6	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated June 24, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2019)
10.2.7	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated June 28, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2019)
10.2.8	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated July 15, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2019)
10.2.9	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated July 31, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2019)
10.2.10	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated August 9, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2019)
10.2.11	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated August 16, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2019)
10.2.12	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated August 23, 2019.(incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2019)
10.2.13	Amendment to Facility Agreement, by and between Registrant and Deerfield Private Design Fund III, L.P., dated August 30, 2019 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2019)
10.3

Senior Secured Convertible Note issued to Deerfield Private Design Fund III, L.P., dated as of June 2, 2014 (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

EXHIBITS, CONTINUED

Exhibit No.	Description
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

10.3.3	Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note by and between Registrant and Deerfield Private Design Fund III, L.P., dated as of June 11, 2018 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 11, 2018).
10.3.4	Amendment to Convertible Note and Warrant Agreement, dated November 20, 2018, between the Company and Deerfield Private Design Fund III, L.P. (as incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on November 20, 2018).
10.3.5	Seventh Amendment to Senior Secured Convertible Note and Sixth Amendment to Warrant, dated February 28, 2019, between the Company and Deerfield Private Design Fund III, L.P. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.3.6	Amendment to December 2019 Notes and Consent, dated as of January 12, 2020, by and among the Registrant and the signatories party thereto (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 13, 2020)
10.3.7	Amendment to Senior Secured Convertible Notes and Amendment to Warrant, dated as of February 17, 2020, by and among Registrant and the noteholders party thereto (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 18, 2020)
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

10.14#	Fourth Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2019)
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

10.21	Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of November 3, 2014 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.21.1	First Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of April 21, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.21.2	Second Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of December 22, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).

EXHIBITS, CONTINUED

Exhibit No.	Description
10.21.3	Third Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of July 15, 2016 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.21.4*	Agreement to Sublease, by and between KemPharm, Inc. and Ciber Global, LLC, dated as of January 15, 2020.
10.22
Common Stock Sales Agreement, dated September 4, 2018, by and between KemPharm, Inc. and RBC Capital Markets, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2018).

10.23+	Collaboration and License Agreement by and between the Company and KVK Tech, Inc. dated as of October 25, 2018 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.24+	Warrant to Purchase Shares of Common Stock issued to KVK Tech, Inc. dated October 25, 2018 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.25	Purchase Agreement dated February 28, 2019 by and between the Company and Lincoln Park Capital Fund, LLC. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.26	Purchase Agreement, dated February 17, 2020, by and between the KemPharm, Inc. and Lincoln Park Capital Fund, LLC. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 18, 2020).
10.27	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2019)
10.28	September 2019 Exchange Agreement and Amendment to Facility Agreement, dated as of September 3, 2019, by and among KemPharm, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 4, 2019)
10.28.1	Amendment to September 2019 Exchange Agreement and Amendment to Facility Agreement, dated as of December 17, 2019, by and among KemPharm, Inc., Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 18.2019)
10.29+	Collaboration and License Agreement, dated as of September 3, 2019, by and between KemPharm, Inc. and Boston Pharmaceuticals Holdings SA.(incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 4, 2019)
10.30	December 2019 Exchange Agreement and Amendment to Facility Agreement, Senior Secured Convertible Notes and Warrants, dated as of December 17, 2019, by and among KemPharm, Inc., Deerfield Private Design Fund III, L.P., Deerfield Special Situations Fund, L.P. and Delaware Street Capital Master Fund, L.P. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 18, 2019)
10.31	Amended and Restated Guaranty and Security Agreement, dated as of December 18, 2019, by and among KemPharm, Inc., each other Grantor party thereto, each Guarantor party thereto and Deerfield Private Design Fund III, L.P., as collateral agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 18.2019)
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

#	Indicates management contract or compensatory plan.
+	Certain portions of the exhibit, identified by the mark, “[*]”, have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
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

KemPharm, Inc.

Dated: February 28, 2020	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 28, 2020	By:	/s/ R. LaDuane Clifton
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

Signature	Title	Date
/s/ Travis C. Mickle	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2020
Travis C. Mickle, Ph.D.

/s/ R. LaDuane Clifton	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	February 28, 2020
R. LaDuane Clifton, CPA

/s/ Timothy J. Sangiovanni	Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2020
Timothy J. Sangiovanni, CPA

/s/ Matthew R. Plooster	Director	February 28, 2020
Matthew R. Plooster

/s/ Richard W. Pascoe	Director	February 28, 2020
Richard W. Pascoe

/s/ Joseph B. Saluri	Director	February 28, 2020
Joseph B. Saluri

/s/ David S. Tierney	Director	February 28, 2020
David S. Tierney