Form 10-K/A
period 2019-12-31
KEMPHARM, INC
filed 2020-04-08
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 7, 2020, the registrant had 57,160,111 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 2019 is being filed to provide the additional information required by Part III of Form 10-K. In addition, we are also including Exhibits 31.1, 31.2, 32.1 and 32.2 required by the filing of this Amendment No. 1.

Except as otherwise stated herein, this Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 28, 2020, or the Annual Report. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Annual Report and the Company’s filings made with the SEC subsequent to the filing of the Annual Report. The filing of this Amendment No. 1 is not an admission that the Annual Report, when originally filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Unless the context otherwise requires, we use the terms “KemPharm,” “Company,” “we,” “us” and “our” in this Amendment No. 1 on Form 10-K/A to refer to KemPharm, Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The following table sets forth information concerning our executive officers and a significant employee, including their ages as of December 31, 2019:

Name	Age	Position
Executive Officers
Travis C. Mickle, Ph.D	46	President, Chief Executive Officer and Chairman of the Board
Sven Guenther, Ph.D	47	Executive Vice President, Research and Development
R. LaDuane Clifton, CPA	47	Chief Financial Officer, Secretary and Treasurer
Significant Employees
Timothy J. Sangiovanni, CPA	36	Vice President, Corporate Controller

Executive Officers

Travis C. Mickle, Ph.D.

Biographical information regarding Dr. Mickle is set forth under “Directors Continuing in Office Until the 2022 Annual Meeting.”

Sven Guenther, Ph.D.

Dr. Guenther joined our company as our group leader of research in 2007 and served as a member of our board of directors from April 2012 to April 2015, and has served as our executive vice president, research and development since May 2014. Prior to joining our company, Dr. Guenther served as a research scientist for New River Pharmaceuticals from 2003 to 2007. Dr. Guenther received his Ph.D. degree from the University of Iowa.

R. LaDuane Clifton, CPA

Mr. Clifton has served as our chief financial officer since June 2015 and as our secretary and treasurer since February 2016. Previously, Mr. Clifton served as our vice president of finance and corporate controller from April 2015 to June 2015. Prior to joining our company, Mr. Clifton served in a variety of positions with The LGL Group, Inc., a publicly held producer of industrial and commercial products and services, from August 2009 to February 2015, including chief financial officer, secretary and treasurer from December 2012 to February 2015, chief accounting officer and secretary from March 2010 to December 2012, and corporate controller from August 2009 to March 2010. From August 2008 to August 2009, Mr. Clifton served as the chief financial officer of a21, Inc., a publicly held holding company with businesses in stock photography and the online retail and manufacture of framed art, and as its corporate controller from March 2007 to August 2008. Mr. Clifton served in a variety of finance and medical cost analysis roles with Aetna, Inc., a publicly held provider of healthcare benefits, from August 1991 to August 2004. Mr. Clifton was an auditor with KPMG, LLP from August 2004 to March 2007. Mr. Clifton received his B.B.A. and M.B.A. degrees from the University of North Florida and is a certified public accountant in the state of Florida.

Significant Employees

Timothy J. Sangiovanni, CPA

Mr. Sangiovanni has served as our vice president, corporate controller since February 2017. Previously, Mr. Sangiovanni served as our director of financial reporting since August 2015. Prior to joining our company, Mr. Sangiovanni served as manager of internal audit – worldwide, with Tupperware Brands Corporation, a publicly-held marketer of home and personal care products from April 2013 to August 2015. From January 2007 to March 2013, Mr. Sangiovanni served in a variety of roles with KPMG, LLP, including audit associate, senior audit associate and audit manager. Mr. Sangiovanni was a billing analyst with Switch and Data Facilities, Inc. (n/k/a Equinix, Inc.) from October 2005 to December 2006. Mr. Sangiovanni received his B.A. in Accounting from the University of South Florida and is a certified public accountant in the state of Florida.

BOARD OF DIRECTORS

Our board of directors, or our Board, is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

The Board presently has five members. There are two directors in the class whose term of office expires in 2020. Each of the nominees listed below is currently a director of the Company who was previously elected by the stockholders. If elected at the Annual Meeting, each of these nominees would serve until the 2023 annual meeting of our stockholders and until his successor has been duly elected and qualified, or, if sooner, until the director’s death, resignation or removal. It is our policy to encourage directors and nominees for director to attend the Annual Meeting. All of our directors attended the 2019 annual meeting of our stockholders.

Directors Continuing in Office until the 2020 Annual Meeting

Richard W. Pascoe

Mr. Pascoe, age 55 as of December 31, 2019, has served as a director of our company since January 2014 and our lead independent director since November 2014. Since January 2019, Mr. Pascoe has served as the chairman of the board of directors and chief executive officer of Histogen Inc, a biologics company. From March 2013 to January 2019, Mr. Pascoe was the chief executive officer and director of Apricus Biosciences. From August 2008 to March 2013, Mr. Pascoe was the president and chief executive officer and a director of Pernix Sleep, Inc. (formerly known as Somaxon Pharmaceuticals, Inc.), a specialty pharmaceutical company. Prior to Pernix, from 2005 to 2008, Mr. Pascoe worked for ARIAD Pharmaceuticals, Inc., a specialty pharmaceutical company, where he was most recently senior vice president and chief operating officer. Mr. Pascoe also serves as a director of Seelos Therapeutics, Inc, a specialty pharmaceutical company. Mr. Pascoe received his B.S. degree from the United States Military Academy at West Point. Our Board believes that Mr. Pascoe’s experience as a pharmaceutical company executive provides him with the qualifications and skills to serve as a director of our company.

David S. Tierney

Dr. Tierney, age 56 as of December 31, 2019, has served as a director of our company since March 2015. From September 2019 until January 2020, Dr. Tierney served as President & CEO of BiopharmX (BPMX:NYSEAMERICAN) a dermatology drug development company. From March 2014 until March 2018 Dr. Tierney was President & CEO of Icon Bioscience, a private ophthalmology company which was merged into Psivida, Inc to form Eyepoint Pharmaceuticals. From January 2013 until March 2014, Dr. Tierney was a venture partner at Signet Healthcare Partners, a New York City based life science private equity fund. Dr. Tierney served as President & COO and as a member of the board of directors of Oceana Therapeutics, Inc., a private specialty pharmaceutical company, from its organization in 2008 through its sale to Salix Pharmaceuticals, Ltd. in December 2011. Dr. Tierney served as the president and chief executive officer and as a member of the board of directors of Valera Pharmaceuticals, Inc., a specialty pharmaceutical company, between August 2000 and April 2007, when Valera completed a merger with lndevus Pharmaceuticals, Inc. From January 2000 to August 2000, Dr. Tierney served as president of Biovail Technologies, a division of Biovail Corporation, a Canadian drug delivery company. From March 1997 to January 2000, Dr. Tierney was senior vice president of drug development at Roberts Pharmaceutical Corporation and from December 1989 to March 1997, Dr. Tierney was employed by Elan Corporation, a pharmaceutical company, in a variety of management positions. Dr. Tierney is also a director of Catalyst Pharmaceuticals, Inc (CPRX:NASDAQ), BiopharmX (BPMX:NYSEAMERICAN) and Bimeda, Inc a private global veterinary pharmaceutical company. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine. Our Board believes that Dr. Tierney's experience as a pharmaceutical company executive provides him with the qualifications and skills to serve as a director of our company.

Directors Continuing in Office Until the 2021 Annual Meeting

Matthew R. Plooster

Mr. Plooster, age 38 as of December 31, 2019, has served as a director of our company since March 2011. Mr. Plooster co-founded Bridgepoint Investment Banking, a division of Bridgepoint Holdings, LLC , where he has served as a managing director since March 2012. Previously, Mr. Plooster worked as an investment banker from 2004 to 2012 at various firms including, Morgan Stanley and Deutsche Bank. Mr. Plooster received his Certificate in Business Excellence from Columbia Business School and his B.A. degree from the University of Chicago. Our Board believes that Mr. Plooster’s experience as an investor in and transaction experience with healthcare companies, as well as other board of director’s experience, provides him with the qualifications and skills to serve as a director of our company.

Joseph B. Saluri

Mr. Saluri, age 53 as of December 31, 2019, has served as a director of our company since January 2014. Since August 2018, Mr. Saluri has served as chairman of the board and chief executive officer of BlueAllele, LLC, a start-up biotechnology company. Mr. Saluri previously served as executive vice president and general counsel for, Calyxt, Inc. from June 2017 to March 2018. Prior to his employment with Calyxt, Inc., Mr. Saluri served as vice president and general counsel for Stine Seed Company and its affiliates from July 1999 to March 2017. Prior to his employment with Stine, Mr. Saluri practiced as an attorney and solicitor at law with Nicholas Critelli Associates, PC, in Des Moines, Iowa and London, England from June 1993 to June 1999. Mr. Saluri served as a director of Newlink Genetics Corporation, a public biopharmaceutical company from May 2010 to July 2017. Mr. Saluri received his J.D. degree from Drake University Law School and his B.S.B.A. degree from Drake University. Our Board believes that Mr. Saluri’s extensive legal background and experience in corporate management, finance and investor relations provides him with the qualifications and skills to serve as a director of our company.

Director Continuing in Office Until the 2022 Annual Meeting

Travis C. Mickle, Ph.D.

Dr. Mickle, age 46 as of December 31, 2019, is a co-founder of our company and has served as a member of our Board since our inception in 2006 and chairman of our Board since November 2014. Dr. Mickle served as our president and chief scientific officer from 2006 to October 2010, and has served as our president and chief executive officer since October 2010. Prior to founding our company, Dr. Mickle spent five years with New River Pharmaceuticals, a specialty pharmaceutical company, where he was a senior research scientist from 2001 to 2002, the director of chemistry from 2002 to 2003 and the director of drug discovery and CMC from 2003 to 2005. Dr. Mickle received his Ph.D. degree from the University of Iowa and his B.A. degree from Simpson College. Our Board believes that Dr. Mickle’s leadership of our company since its inception, knowledge of our company as founder and experience with pharmaceutical companies provides him with the qualifications and skills to serve as a director of our company.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Independence of the Board of Directors

As required under the Nasdaq Stock Market, or Nasdaq, listing standards, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by the Board. Our Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Messrs. Pascoe, Plooster, Saluri, and Tierney.

In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. The Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Dr. Mickle, our president and chief executive officer, is not an independent director by virtue of his employment with the Company.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

The Board has three committees: the audit committee of the Board, or the Audit Committee, the compensation committee of the Board, or the Compensation Committee, and the nominating and corporate governance committee of the Board, or the Nominating and Corporate Governance Committee. The following table provides membership and meeting information for 2019 for each of the Board committees:

Name	Audit (1)	Compensation	Nominating and Corporate Governance
Travis C. Mickle, Ph.D.
Richard W. Pascoe (2)	X*	X
Matthew R. Plooster		X*	X
Joseph B. Saluri	X		X*
Danny L. Thompson (3)	X*
David S. Tierney	X	X	X
Total meetings in 2019	6	4	2

* Committee Chairperson
(1) Our Board has determined that each member of the Audit Committee is an independent director under the Nasdaq listing rules and under Rule 10A-3 under Securities Exchange Act of 1934, as amended, or the Exchange Act.
(2) Our Board has determined that Mr. Pascoe is an "audit committee financial expert" as defined by SEC rules and regulations and based on a qualitative assessment of Mr. Pascoe's level of knowledge and experience based on a number of factors including his previous business experience as described above under the section titled "Directors Continuing in Office until the 2020 Annual Meeting."
(3) Mr. Thompson resigned as a Director and Chairperson of the Audit Committee on September 18, 2019. At that time, Mr. Pascoe was appointed Chairperson of the Audit Committee and Mr. Tierney was appointed to replace Mr. Thompson on the Audit Committee.

Code of Ethics

We have adopted the KemPharm, Inc. Code of Business Conduct and Ethics, or the Code of Conduct, that applies to all officers, directors and employees. The Code of Conduct is available on our website at www.kempharm.com.  If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Our chief executive officer and two of our other most highly compensated executive officers for the year ended December 31, 2019 are listed below:

●	Travis C. Mickle, Ph.D., our president, chief executive officer and chairman of the board;

●	Sven Guenther, Ph.D., our executive vice president, research and development; and

●	R. LaDuane Clifton, CPA, our chief financial officer, secretary and treasurer:

We refer to these executive officers as our named executive officers.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2019 and 2018, as applicable.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Travis C. Mickle, Ph.D	2019	527,875	825,807	6,492	1,360,174
President, chief executive officer and chairman of the board	2018	512,500	899,879	11,000	1,423,379
Sven Guenther, Ph.D	2019	363,875	311,906	11,950	687,731
Executive vice president, research and development	2018	353,333	302,948	11,440	693,606
R. LaDuane Clifton, CPA	2019	348,500	311,906	4,520	664,926
Chief financial officer, secretary and treasurer	2018	337,500	302,948	6,876	647,324

(1)	The amounts reflect the full grant date fair value for awards granted during 2019 and 2018, respectively. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation. Unlike the calculations contained in our financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note L to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
(2)	See “Narrative to Summary Compensation Table—Other Compensation” for a description of the items in this column.

Compensation Committee Processes and Procedures

Our executive compensation is reviewed on an annual basis by our Compensation Committee. Our chief executive officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the Compensation Committee’s charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any advisers engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has the authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the Compensation Committee’s charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence. However, there is no requirement that any adviser be independent.

During 2018, with consideration of the factors prescribed by the SEC and Nasdaq, the Compensation Committee extended its engagement with Radford, an Aon Hewitt company, as a compensation consultant. The Compensation Committee requested that Radford provide an update to its report from 2017 in which Radford provided the following:

●	an evaluation of the efficacy of the Company’s existing compensation strategy and practices in supporting and reinforcing the Company’s long-term strategic goals; and

●	assistance in refining the Company’s compensation strategy and implementation of a non-employee director and executive compensation programs.

As part of its engagement, the Compensation Committee requested that Radford review the comparative group of companies previously selected, and to use the updated comparative group to perform analyses of competitive performance and compensation levels prevailing within that group and to perform analyses of competitive performance and compensation levels for that group. Radford developed recommendations that were presented to the Compensation Committee for its consideration. Following discussion with Radford and management, the Compensation Committee recommended that our Board approve the recommendations from Radford for our non-employee directors in 2018.

In 2019, the Compensation Committee did not engage any compensation consultants, but considered the report and recommendations of Radford from 2018 when making compensation decisions for our non-employee directors and executive offices in 2019.

The Compensation Committee endeavors to make significant adjustments to annual compensation, determine bonus and equity awards and establish new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the chief executive officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to it by the chief executive officer. In the case of the chief executive officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executive officers, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive compensation paid at other companies identified by the consultant.

Narrative to Summary Compensation Table

We review compensation at least annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives. The Compensation Committee has historically determined our executives’ compensation. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the chief executive officer for all executives other than the chief executive officer. Based on those discussions and its discretion, our Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our executive officers.

Annual Base Salary

Our named executive officers’ base salaries are reviewed periodically by our Compensation Committee, and adjustments may be made upon the approval of the Compensation Committee.

Effective March 1, 2018, our Compensation Committee approved an increase in Dr. Mickle’s, Dr. Guenther’s and Mr. Clifton annual base salaries to $515,000, $355,000, and $340,000 respectively.

Effective March 1, 2019, our Compensation Committee approved an increase in Dr. Mickle’s, Dr. Guenther’s and Mr. Clifton annual base salaries to $530,450, $365,650, and $350,200 respectively.

Effective March 1, 2020, our Compensation Committee approved an increase in Dr. Guenther’s annual base salary to $376,620.

Annual Bonus and Non-Equity Incentive Plan Awards

Our Board and Compensation Committee may make cash bonus and non-equity incentive plan awards in their discretion.

In April 2019, our Compensation Committee determined that no cash awards would be paid to our executive officers for their services in 2018 and in February 2020, our Compensation Committee determined that no cash awards would be paid to our executive officers for their services in 2019.

Long-Term Incentives

Our 2014 equity incentive plan, or the 2014 Plan, authorizes us to make grants to eligible recipients of non-qualified stock options, incentive stock options and other stock-based awards. All of our awards under this plan have been in the form of stock options.

We typically grant stock options at the start of employment to each executive and our other employees. Through December 31, 2019, we have not maintained a policy of granting additional equity on an annual basis, but we have retained discretion to provide additional targeted grants in appropriate circumstances.

We award stock options to employees who are not officers of the Company on the date the single person non-officer stock award subcommittee of the Compensation Committee approves the grant. If employees are officers of the Company we award stock options on the date the Compensation Committee approves the grant. We set the option exercise price as the last reported sale price of our common stock on The Nasdaq Stock Market on the date of grant.

In January 2018, we granted Dr. Mickle an option to purchase 225,000 shares of our common stock. The shares subject to this option will vest in equal annual installments over a period of four years. The exercise price of this option is $5.50 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In February 2019, we granted Dr. Mickle an option to purchase 420,000 shares of our common stock. The shares subject to this option will vest in equal annual installments over a period of four years. The exercise price of this option is $2.66 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In November 2019, we granted Dr. Mickle an option to purchase 36,000 shares of our common stock. The shares subject to this option will vest in full and become immediately exercisable upon the achievement of specified product development milestones. The exercise price of this option is $0.5161 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In February 2020, we granted Dr. Mickle an option to purchase 420,000 shares of our common stock. The shares subject to this option will vest in full and become immediately exercisable upon the achievement of specified product development milestones. The exercise price of this option is $0.374 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. All shares underlying these options will vest in full and become immediately exercisable upon a change of control of the Company or if the Dr. Mickle is terminated without cause or resigns for good reason (each as defined in Dr. Mickle’s employment agreement, discussed under “Employment Arrangements and Potential Payments upon Termination of Employment” herein).  With respect to equity awards that vest based on the attainment of performance goals, the performance goals will be deemed to have met as of the date of termination.

In January 2018, we granted Dr. Guenther an option to purchase 75,000 shares of our common stock. The shares subject to this option will vest in equal annual installments over a period of four years. The exercise price of this option is $5.50 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In February 2019, we granted Dr. Guenther an option to purchase 160,000 shares of our common stock. The shares subject to this option will vest in equal annual installments over a period of four years. The exercise price of this option is $2.66 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In November 2019, we granted Dr. Guenther an option to purchase 56,000 shares of our common stock. The shares subject to this option will vest in full and become immediately exercisable upon the achievement of specified product development milestones. The exercise price of this option is $0.5161 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In February 2020, we granted Dr. Guenther an option to purchase 160,000 shares of our common stock. The shares subject to this option will vest in full and become immediately exercisable upon the achievement of specified product development milestones. The exercise price of this option is $0.374 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. All shares underlying these options will vest in full and become immediately exercisable upon a change of control of the Company or if the Dr. Guenther is terminated without cause or resigns for good reason (each as defined in Dr. Guenther’s employment agreement, discussed under “Employment Arrangements and Potential Payments upon Termination of Employment” herein).  With respect to equity awards that vest based on the attainment of performance goals, the performance goals will be deemed to have met as of the date of termination.

In January 2018, we granted Mr. Clifton an option to purchase 75,000 shares of our common stock. The shares subject to this option will vest in equal annual installments over a period of four years. The exercise price of this option is $5.50 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In February 2019, we granted Mr. Clifton an option to purchase 160,000 shares of our common stock. The shares subject to these options will vest in equal annual installments over a period of four years. The exercise price of these options are $2.66 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In November 2019, we granted Mr. Clifton an option to purchase 36,000 shares of our common stock. The shares subject to this option will vest in full and become immediately exercisable upon the achievement of specified product development milestones. The exercise price of this option is $0.5161 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In February 2020, we granted Mr. Clifton an option to purchase 160,000 shares of our common stock. The shares subject to this option will vest in full and become immediately exercisable upon the achievement of specified product development milestones. The exercise price of this option is $0.374 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. All shares underlying these options will vest in full and become immediately exercisable upon a change of control of the Company or if the Mr. Clifton is terminated without cause or resigns for good reason (each as defined in Mr. Clifton’s employment agreement, discussed under “Employment Arrangements and Potential Payments upon Termination of Employment” herein).  With respect to equity awards that vest based on the attainment of performance goals, the performance goals will be deemed to have met as of the date of termination.

Other Compensation

Other amounts shown in the “All Other Compensation” column in the Summary Compensation Table relate to Company contributions to the 401(k) plan, premiums we paid for life and disability insurance policies on behalf of the named executive officer, dependent care reimbursements and tax gross-up payments.

Except for the benefits described above, we do not provide perquisites or personal benefits to our named executive officers. We do, however, pay the premiums for medical, dental and vision insurance for all of our employees, including our named executive officers.

Employment Arrangements and Potential Payments upon Termination of Employment

In May 2014, we entered into an employment agreement with Dr. Mickle, under which Dr. Mickle serves as our president and chief executive officer. Under this agreement, upon the execution of a release of claims, Dr. Mickle is eligible to receive severance benefits in specified circumstances.

In the event that we terminate Dr. Mickle without cause or he resigns for good reason, Dr. Mickle will be entitled to receive (a) an amount equal to 18 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule, (b) a pro rata bonus award payable on the first regularly scheduled pay day following the 60th day after his termination, (c) 18 months of continued health coverage and (d) full vesting of his outstanding equity awards, except that if such termination occurs within 60 days before, upon or within one year following a sale that constitutes a “change in control event” as defined in Section 409A of the Internal Revenue Code of 1986, as amended, or the Code, then in lieu of the payments described in clause (a)  Dr. Mickle will be entitled to receive a lump sum payment equal to one and one-half his annual salary plus his target annual bonus on the first regularly scheduled pay day following the 60th day after his termination.  In the event that we terminate Dr. Mickle with cause, Dr. Mickle resigns without good reason, or his employment is terminated due to mutual agreement, death or disability, then Dr. Mickle will not be entitled to receive severance benefits.  Under the terms of Dr. Mickle’s employment agreement, if we enter into any change of control, all then unvested shares subject to outstanding options shall become fully vested and immediately exercisable immediately prior to such change in control.

The following definitions have been adopted in Dr. Mickle’s employment agreement:

●

“cause” means (a) executive is convicted of, or pleads nolo contendere to, a crime constituting a misdemeanor involving dishonesty or moral turpitude or any crime constituting a felony, (b) executive neglects, refuses or fails to perform executive’s material duties, (c) executive commits a material act of dishonesty or otherwise engages in or is guilty of gross negligence or willful misconduct in the performance of executive’s duties or (d) executive materially breaches the provisions of any written non-competition, non-disclosure or non-solicitation agreement, or any other agreement with us provided, however, that executive shall have 15 days following a notice of termination specifying a condition under clause (b), (c) or (d) constituting cause to cure such condition; and

●

“good reason” means (a) material diminution by us of the executive’s authority, duties or responsibilities the duration of which is greater than 15 days and which is not the result of his acts or omissions which constitute cause, (b) a material change in the geographic location at which the executive must perform services under the agreement, (c) a material diminution in his base salary which is not the result of an across-the-board reduction in base salaries of other senior executives of the Company or (d) any action or inaction that constitutes a material breach by us of the agreement, including our failure to pay any amounts due to the executive or our failure to obtain from a successor the express assumption of the agreement.

In April 2016, we entered into an amended and restated employment agreement with Dr. Guenther, under which Dr. Guenther serves as our executive vice president, research and development. Under this agreement, upon the execution of a release of claims, Dr. Guenther is eligible to receive severance benefits in specified circumstances.

In the event that we terminate Dr. Guenther without cause or he resigns for good reason, Dr. Guenther will be entitled to receive (a) an amount equal to 12 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule, (b) a pro rata bonus award payable on the first regularly scheduled pay day following the 60th day after his termination, (c) 12 months of continued health coverage and (d) full vesting of his outstanding equity awards, except that if such termination occurs within 60 days before, upon or within one year following a sale that constitutes a “change in control event” as defined in Section 409A of the Code then in lieu of the payment described in clause (a) Dr. Guenther will be entitled to a lump sum payment equal to his annual base salary on the first regularly scheduled pay day following the 60th day after his termination. In the event that we terminate Dr. Guenther with cause, Dr. Guenther resigns without good reason, or the employment is terminated due to mutual agreement, death or disability, then Dr. Guenther will not be entitled to receive severance benefits. Under the terms of Dr. Guenther’s employment agreement, if we enter into any change of control, all then unvested shares subject to outstanding options shall become fully vested and immediately exercisable immediately prior to such change in control.

The following definitions have been adopted in Dr. Guenther’s employment agreement:

●

“cause” means (a) executive performed an act or acts of willful and material malfeasance or misconduct with respect to the performance of his duties and responsibilities as an employee and executive officer or under the agreement that results in material harm to us that remains uncorrected for 15 days after receipt of written notice, (b) executive’s continued failure to devote his full business time and attention and his best efforts to the faithful performance of his material duties and responsibilities (other than a failure resulting from disability) that remains uncorrected for 15 days after receipt of written notice, (c) executive’s material breach of any material provision of the agreement that remains uncorrected for 15 days after receipt of written notice, (d) executive commits an act of fraud, embezzlement, misappropriation, or personal dishonesty against us (which, if proven, would constitute a felony) or (e) the conviction of, or plea of nolo contendere by, executive to a crime constituting a felony; and

●

“good reason” means (a) material diminution by us of executive’s authority, duties or responsibilities, the duration of which is greater than 15 days and which is not the result of his acts or omissions which constitute cause (b) a material change in the geographic location at which executive must principally perform services under the agreement, (c) a material diminution in his base salary which is not the result of his acts or omissions which constitute cause or (d) any action or inaction that constitutes a material breach by us of the agreement, including our failure to pay any amounts due to executive or our failure to obtain from a successor the express assumption of the agreement.

In June 2015, we entered into an amended and restated employment agreement with Mr. Clifton under which he serves as our chief financial officer. Under this agreement, Mr. Clifton is eligible to receive severance benefits in specified circumstances.

In the event that we terminate Mr. Clifton without cause or he resigns for good reason, Mr. Clifton will be entitled to receive (a) an amount equal to 12 months of his annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule, (b) a pro rata bonus award payable on the first regularly scheduled pay day immediately after his termination, (c) 12 months of continued health coverage and (d) full vesting of his outstanding equity awards, except that if such termination occurs upon or within one year following a sale that constitutes a “change in control event” as defined in Section 409A of the Code then in lieu of the payment described in clause (a)  Mr. Clifton will be entitled to a lump sum payment equal to his annual base salary on the first regularly scheduled pay day immediately following the effective date of his termination. In the event that we terminate Mr. Clifton with cause, Mr. Clifton resigns without good reason, or the employment is terminated due to mutual agreement, death or disability, then Mr. Clifton will not be entitled to receive severance benefits. Under the terms of Mr. Clifton’s amended and restated employment agreement, as amended, if we enter into any change of control, all then unvested shares subject to outstanding options shall become fully vested and immediately exercisable immediately prior to such change in control.

The following definitions have been adopted in Mr. Clifton’s employment agreement:

●

“cause” means (a) executive performed an act or acts of willful and material malfeasance or misconduct with respect to the performance of his duties and responsibilities as an employee and executive officer or under the agreement that results in material harm to us that remains uncorrected for 15 days after receipt of written notice, (b) executive’s continued failure to devote his full business time and attention and his best efforts to the faithful performance of his material duties and responsibilities (other than a failure resulting from disability) that remains uncorrected for 15 days after receipt of written notice, (c) executive’s material breach of any material provision of the agreement that remains uncorrected for 15 days after receipt of written notice, (d) executive commits an act of fraud, embezzlement, misappropriation, or personal dishonesty against us (which, if proven, would constitute a felony) or (e) the conviction of, or plea of nolo contendere by, executive to a crime constituting a felony; and

●

“good reason” means (a) material diminution by us of executive’s authority, duties or responsibilities the duration of which is greater than 15 days and which is not the result of his acts or omissions which constitute cause, (b) a material change in the geographic location at which executive must perform services under the agreement, (c) a material diminution in executive's base salary which is not the result of his acts or omissions which constitute cause or (d) any action or inaction that constitutes a material breach by us of the agreement, including our failure to pay any amounts due to executive or our failure to obtain from a successor the express assumption of the agreement.

Outstanding Equity Awards at End of 2019

The following table provides information about outstanding stock options held by each of our named executive officers at December 31, 2019. All of these options were granted under our stock incentive plan, or the 2007 Plan, or our 2014 Plan.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Travis C. Mickle, Ph.D	53,333	—	$5.85	08/17/2022
	26,666	—	$5.85	07/30/2024
	220,000	—	$20.45	09/04/2025
	112,500	37,500(1)(2)	$12.62	02/10/2026
	112,500	112,500(1)(3)	$3.55	01/26/2027
	56,250	168,750(1)(4)	$5.50	01/24/2028
	—	420,000(1)(5)	$2.66	02/05/2029
	—	36,000(1)(6)	$0.5161	11/24/2029
Sven Guenther, Ph.D	20,000	—	$5.85	07/09/2024
	50,000	—	$20.45	09/03/2025
	37,500	12,500(1)(2)	$12.62	02/10/2026
	37,500	37,500(1)(3)	$3.55	01/26/2027
	18,750	56,250(1)(4)	$5.50	01/24/2028
	—	160,000(1)(5)	$2.66	02/05/2029
	—	56,000(1)(6)	$0.5161	11/24/2029
R. LaDuane Clifton, CPA	21,333	—	$11.00	04/01/2025
	45,000	—	$18.29	06/25/2025
	15,000	—	$20.45	09/03/2025
	37,500	12,500(1)(2)	$12.62	02/10/2026
	37,500	37,500(1)(3)	$3.55	01/26/2027
	18,750	56,250(1)(4)	$5.50	01/24/2028
	—	160,000(1)(5)	$2.66	02/05/2029
	—	36,000(1)(6)	$0.5161	11/24/2029

(1)	All shares underlying these option grants will vest in full and become immediately exercisable (i) in the event that the option holder is terminated by us without cause or resigns for good reason or (ii) immediately prior to any change in control of KemPharm.
(2)	The shares underlying this option will vest in equal annual installments over a period of four years beginning on February 11, 2017 through February 11, 2020.
(3)	The shares underlying this option will vest in equal annual installments over a period of four years beginning on January 27, 2018 through January 27, 2021.
(4)	The shares underlying this option will vest in equal annual installments over a period of four years beginning on January 25, 2019 through January 25, 2022.
(5)	The shares underlying this option will vest in equal annual installments over a period of four years beginning on February 6, 2020 through February 6, 2023.
(6)	The shares subject to this option will vest in full and become immediately exercisable upon the achievement of specified product development milestones.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2019 or 2018.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or otherwise receive any benefits under, any nonqualified deferred compensation plan sponsored by us during 2019 or 2018.

Equity Incentive Plans

2014 Equity Incentive Plan

Our Board adopted and our stockholders have approved our 2014 Plan. The 2014 Plan became effective on April 15, 2015. As of December 31, 2019, options exercisable for 4,885,964 shares of our common stock have been granted and 106,114 shares of our common stock have been issued under our 2014 Plan. Our 2014 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Code to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our 2014 Plan also provides for the grant of performance cash awards to our employees, consultants and directors.

Authorized Shares

The maximum number of shares of our common stock that may be issued under our 2014 Plan as of December 31, 2019 was 5,076,694 shares. The number of shares of our common stock reserved for issuance under our 2014 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2016 continuing through January 1, 2024, by 4.0% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board. On January 1, 2020, the maximum number of shares of our common stock reserved for issuance under our 2014 Plan was increased by 1,454,031 shares as a result of this automatic increase. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2014 Plan is 13,600,000. The aggregate maximum number of shares subject to awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during the fiscal year, cannot exceed $500,000 in total value, calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes and excluding the value of any dividend equivalent payments paid pursuant to any award granted in a previous fiscal year.

Shares issued under our 2014 Plan may be authorized but unissued or reacquired shares of our common stock.  Shares subject to stock awards granted under our 2014 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our 2014 Plan. Additionally, shares issued pursuant to stock awards under our 2014 Plan that we repurchase or that are forfeited, as well as shares reacquired by us as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under our 2014 Plan.

Administration

Our Board, or a duly authorized committee thereof, has the authority to administer our 2014 Plan. Our Board has delegated its authority to administer our 2014 Plan to our Compensation Committee under the terms of the Compensation Committee’s charter. Our Board, or a duly authorized committee thereof, may also delegate to one or more of our officers the authority to (a) designate employees other than officers to receive specified stock awards and (b) determine the number of shares of our common stock to be subject to such stock awards. Our Compensation Committee has delegated this authority to our chief executive officer, Travis C. Mickle, but not for himself and not for our executive officers. Subject to the terms of our 2014 Plan, the administrator has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share of our common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under our 2014 Plan.

The administrator has the power to modify outstanding awards under our 2014 Plan. Subject to the terms of our 2014 Plan, the administrator has the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Certain Limits

No participant may be granted stock awards covering more than 3,400,000 shares of our common stock under our 2014 Plan during any calendar year pursuant to stock options, stock appreciation rights and other stock awards whose value is determined by reference to an increase over an exercise price or strike price of at least 100% of the fair market value of our common stock on the date of grant. Additionally, no participant may be granted in a calendar year a performance stock award covering more than 3,400,000 shares of our common stock or a performance cash award having a maximum value in excess of $5,000,000 under our 2014 Plan.

Performance Awards

Our 2014 Plan permits the grant of performance-based stock and cash awards. Our Compensation Committee can structure such awards so that the stock or cash will be issued or paid pursuant to such award only following the achievement of specified pre-established performance goals during a designated performance period.

Corporate Transactions

Our 2014 Plan provides that in the event of a specified corporate transaction, including a consolidation, merger, or similar transaction involving our company, the sale, lease or other disposition of all or substantially all of the assets of our company or the consolidated assets of our company and our subsidiaries, or a sale or disposition of at least 50% of the outstanding capital stock of our company, the administrator will determine how to treat each outstanding stock award.  The administrator may:

●	arrange for the assumption, continuation or substitution of an stock award by a successor corporation;

●	arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation;

●	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;

●	arrange for the lapse, in whole or in part, of any reacquisition or repurchase right held by us; or

●	cancel the stock award prior to the transaction in exchange for a cash payment, which may be reduced by the exercise price payable in connection with the stock award.

The administrator is not obligated to treat all stock awards or portions of stock awards, even those that are of the same type, in the same manner. The administrator may take different actions with respect to the vested and unvested portions of a stock award.

Change in Control

The administrator may provide, in an individual award agreement or in any other written agreement between us and the participant, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control. In the absence of such a provision, no such acceleration of the stock award will occur.

Plan Amendment or Termination

Our board has the authority to amend, suspend, or terminate our 2014 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No incentive stock options may be granted after the tenth anniversary of the date our Board adopts our 2014 Plan.

2007 Plan

Our 2007 Plan was adopted by our Board and approved by our stockholders in June 2007. Awards outstanding under our 2007 Plan prior to completion of our initial public offering continue to be governed by their existing terms under the 2007 Plan. No further awards will be made under the 2007 Plan.

As of December 31, 2019, options to purchase 306,258 shares of our common stock were outstanding under the 2007 Plan.

Administration

Our Board or the Compensation Committee of our Board act as the administrator of the 2007 Plan. The administrator has the complete discretion to make all decisions relating to the plan and outstanding awards.

Eligibility

Employees, non-employee directors and consultants were eligible to participate in our 2007 Plan however only employees were eligible for the grant of incentive stock options.

Types of Awards

Our 2007 Plan provides for the award of incentive and non-statutory stock options and the award of incentive stock (including phantom stock credits to acquire incentive stock).

The administrator may (a) grant awards under the 2007 Plan conditional upon an election by a participant to defer payment of a portion of his or her salary, (b) give a participant a choice between two types of awards or combinations of awards, (c) grant awards in the alternative so that acceptance of or exercise of one award cancels the right of a participant to another and (d) grant awards in any combination or combinations and subject to any condition or condition consistent with the terms of the 2007 Plan that the administrator in its sole discretion may determine.

Terms of Awards

Subject to the terms of the 2007 Plan, the administrator determines the terms of all awards. The exercise price for stock options granted under the 2007 Plan may not be less than 100% of the fair market value of our common stock on the grant date; however, the exercise price for an incentive stock option granted to a holder of more than 10% of our stock may not be less than 110% of such fair market value on the grant date. Options are generally transferable only by will or the laws of descent and distribution, and may be exercised during the holder’s lifetime only by the holder or, in the case of a non-statutory stock option, by the holder’s guardian or legal representative.

The term of options granted under the 2007 Plan may not exceed ten years and will generally expire sooner if the optionee’s service terminates. Options vest at the times determined by the administrator.

Shares may be awarded under the 2007 Plan in consideration for services rendered to us or sold under the 2007 Plan. Shares awarded or sold under the 2007 Plan may be fully vested at grant or subject to special forfeiture conditions or rights of repurchase as determined by the administrator.

Change in Control

Until June 2014, our form of incentive stock option agreement provided for acceleration of vesting upon a change of control for incentive stock option awards issued under our 2007 Plan. All unvested shares subject to such an incentive stock option award will vest in full and become immediately exercisable immediately prior to the effective date of a change of control transaction.

Our form of non-qualified stock option agreement provides for similar acceleration of vesting upon a change of control for non-qualified stock option awards issued under our 2007 Plan. All unvested shares subject to a non-qualified stock option award will vest in full and become immediately exercisable if the holder is terminated without cause within 24 months after the consummation of a change of control transaction.

Changes in Capitalization

If any change is made in the shares of the common stock by reason of any merger, consolidation, reorganization, recapitalization, stock dividend, split up, combination of shares, exchange of shares, change in corporate structure, or otherwise, appropriate adjustments will be made by the administrator to the kind and number of shares and price per share of stock subject to each outstanding award under our 2007 Plan. Any increase in the shares, or the right to acquire shares, as the result of such an adjustment will be subject to the same terms and conditions that apply to the award for which such increase was received. No fractional shares of common stock will be issued under the 2007 Plan on account of any such adjustment, and rights to shares always will be limited after such an adjustment to the lower full share.

Amendment and Termination

Our Board may at any time amend the 2007 Plan. However, our Board must obtain approval of our stockholders or any amendment requiring such approval under federal tax or federal securities laws. In addition, our Board may not alter or impair any award previously granted under the 2007 Plan without the consent of the holder of such award.  The 2007 Plan will terminate ten years after the earliest of the date the 2007 Plan was adopted by our Board, the date our stockholder approved the 2007 Plan or a date determined by our Board.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Code limits. Currently, we match 100% of each eligible employee’s contributions up to 4% of total eligible compensation. In June 2019, we temporarily suspended this match as a cash conservation measure, and reinstated this match in September 2019. Employees’ pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions.  Employees are immediately and fully vested in their contributions, and our matching contribution is also immediately and fully vested when made. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code.  As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Limitations on Liability and Indemnification Matters

Our amended and restated certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

●	any breach of the director’s duty of loyalty to the corporation or its stockholders;

●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

●	any transaction from which the director derived an improper personal benefit.

This limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we are required to indemnify our directors to the fullest extent permitted by Delaware law. Our amended and restated bylaws also provide that, upon satisfaction of certain conditions, we are required to advance expenses incurred by a director in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. Our amended and restated bylaws also provide our Board with discretion to indemnify our officers and employees when determined appropriate by the board. We have entered into and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders.  Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought and, other than the securities litigation matter we previously disclosed under Item 3—Legal Proceedings in our annual report on Form 10-K, we are not aware of any threatened litigation that may result in claims for indemnification.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information subject to compliance with the terms of our insider trading policy.

DIRECTOR COMPENSATION

In February 2016, our Compensation Committee adopted a non-employee director compensation policy The policy provides for stipends to be paid to each of our non-employee directors for service on the Board and for service on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In May 2019, our Compensation Committee amended the policy to grant Restricted Stock Award, or RSAs, in lieu of cash payments for all the outstanding stipends and future stipends, pending further action of the committee, owed to our non-employee directors under the policy. In September 2019, the Compensation Committee elected to discontinue the grant of RSAs in lieu of cash payment policy for all stipends going forward and amended the non-employee director compensation policy to reduce the compensation owed to our non-employee directors by twenty-five percent. As of December 31, 2019 the stipends payable under this policy were as follows:

	Member Annual Service Stipend ($)	Chairman Additional Annual Service Stipend ($)
Board of Directors	26,250	—
Audit Committee	5,625	11,250
Compensation Committee	3,750	7,500
Nominating and Corporate Governance Committee	3,750	5,625
Lead Independent Director	11,250	—

These stipends are payable in four equal quarterly installments on the last day of each quarter. In addition to stipends the non-employee director compensation policy also provides for an annual option grant for each non-employee director for service on our Board.

Pursuant to our non-employee director compensation policy, as amended, on the date of each annual meeting of our stockholders, each director who continues to serve as a non-employee member of our Board following such stockholders meeting will be automatically granted a stock option.

Effective February 2019, the Compensation Committee amended and restated the non-employee director compensation policy to increase the number of shares subject to each non-employee director’s annual option grant, who continues to serve as a non-employee member of our Board following the annual meeting of our stockholders, from 15,000 shares of our common stock to 30,000 of our common stock. These stock options will vest and become exercisable in full on the earliest of (i) the first anniversary of the grant date, (ii) the day before the first annual stockholders meeting occurring after the grant date or (iii) immediately prior to a change in control of the Company, subject in each case to the director’s continued service on such vesting date.

In April 2019, in accordance with the non-employee director compensation policy, we granted annual option grants for 30,000 shares of our common stock to each of our then serving non-employee directors, Messrs. Pascoe, Plooster, Saluri, Thompson and Tierney. The exercise price of these options is $1.62 per share which was equal to the closing sale price of our common stock as reported on The Nasdaq Stock Market on the date of grant. These options will vest in full on the earlier of (i) the first anniversary of the date of grant, (ii) one day prior to the date of the first annual meeting of our stockholders following the date of grant or (iii) immediately prior to a change in control of the Company, subject in each case to the director’s continued service on such vesting date.

2019 Director Compensation Table

The following table sets forth information regarding compensation earned for service on our Board during 2019 by our non-employee directors. Dr. Mickle, our president and chief executive officer, was also a director during 2019 but did not receive any additional compensation for his service as a director. Dr. Mickle’s compensation as an executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Total ($)
Richard W. Pascoe	26,250 (3)	31,249	34,033	91,532
Matthew R. Plooster	20,625 (4)	27,499	34,033	82,157
Joseph B. Saluri	20,625 (5)	27,499	34,033	82,157
Danny L. Thompson	10,781 (6)	28,749	34,033	73,563
David S. Tierney	18,281 (7)	22,498	34,033	74,812

(1)

This column reflects the full grant date fair value as measured pursuant to ASC Topic 718 for RSAs granted in lieu of the quarterly cash compensation payable our non-employee director compensation policy as then in effect to each director for service as a member of the Board, and applicable committees thereof, in the first and second quarters of 2019. The assumptions we used in valuing RSAs are described in Note L to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(2)	This column reflects the full grant date fair value for options granted during the year as measured pursuant to ASC Topic 718 as stock-based compensation in our financial statements. Unlike the calculations contained in our financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the director will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note L to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
(3)	Represents stipends awarded for Mr. Pascoe’s service on our Board, as our lead independent director, as a member of our Audit Committee and as a member of our Compensation Committee during the third and fourth quarter of 2019, as well as for serving as the chairman of the Audit Committee during the fourth quarter of 2019.
(4)	Represents stipends awarded for Mr. Plooster’s service on our Board, as the chairman of our Compensation Committee and as a member of our Nominating and Corporate Governance Committee during the third and fourth quarter of 2019.
(5)	Represents stipends awarded for Mr. Saluri’s service on our Board, as a member of our Audit Committee and as the chairman of our Nominating and Corporate Governance Committee during the third and fourth quarter of 2019.
(6)	Represents stipends awarded for Mr. Thompson’s service on our Board and as the chairman of our Audit Committee during the third quarter of 2019. Mr. Thompson resigned as a member of our Board in September 2019.
(7)	Represents stipends awarded for Mr. Tierney’s service on our Board, as a member of our Compensation Committee and as a member of our Nominating and Corporate Governance Committee during the third and fourth quarter of 2019, as well as for serving on our Audit Committee during the fourth quarter of 2019.

The table below shows the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2019:

Name	Aggregate Option Awards Outstanding (#)
Richard W. Pascoe	82,333 (1)
Matthew R. Plooster	87,000 (2)
Joseph B. Saluri	82,333 (1)
Danny L. Thompson	78,333 (3)
David S. Tierney	82,333 (1)

(1)	As of December 31, 2019, 52,333 shares underlying these options were vested. The remaining 30,000 shares underlying these options will vest on the earlier of (i) April 24, 2020 or (ii) one day prior to the date of the Annual Meeting.
(2)	As of December 31, 2019, 57,000 shares underlying these options were vested. The remaining 30,000 shares underlying these options will vest on the earlier of (i) April 24, 2020 or (ii) one day prior to the date of the Annual Meeting.
(3)	As of December 31, 2019, 78,333 shares underlying these options were vested. In September 2019, Mr. Thompson resigned from the Board in 2019. At that time the Compensation Committee elected to accelerate the vesting on all his outstanding options and extend the expiration date of each such option until the date assigned at the original grant date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of April 7, 2020 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 57,160,111 shares of common stock outstanding as of April 7, 2020.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to (i) the conversion of outstanding convertible notes, assuming a conversion date of June 6, 2020, and (ii) the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before June 6, 2020, which is 60 days after April 7, 2020. These shares are deemed to be outstanding and beneficially owned by the person holding those convertible notes, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o KemPharm, Inc., 1180 Celebration Blvd., Suite 103, Celebration, FL 34747.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Name of Beneficial Owner
Principal Stockholders:
Delaware Street Capital Master Fund, L.P. (1)	5,566,386	9.5%
Named Executive Officers and Directors:
Travis C. Mickle, Ph.D. (2)	3,277,280	5.7
Sven Guenther, Ph.D. (3)	297,602	*
R. LaDuane Clifton, CPA (4)	299,083	*
Richard W. Pascoe (5)	100,906	*
Matthew R. Plooster (6)	112,629	*
Joseph B. Saluri (7)	103,232	*
David S. Tierney (8)	101,705	*
All current directors and executive officers as a group (7) persons) (9)	4,292,437	7.3%

*	Represents beneficial ownership of less than 1%.
(1)	Consists of 4,095,914 shares of common stock and 1,470,472 shares issuable upon the conversion of convertible promissory notes through June 6, 2020 held by Delaware Street Capital Master Fund, L.P. (the “Fund”). In accordance with the terms of the convertible promissory notes, the holder thereof may not convert or exercise this convertible promissory note if such conversion or exercise would result in such holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” beneficially owning more than 9.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation is null and void. The shares held by the Fund are indirectly beneficially owned by (a) DSC Advisors, L.P. (“DSCA”), as investment manager of the Fund, (b) DSC Managers, L.L.C., as general partner of the Fund, (c) DSC Advisors, L.L.C. (“DSCA LLC”), as general partner of DSCA, and (d) Andrew G. Bluhm, the principal of DSCA LLC. The principal business address of Delaware Street Capital Master Fund, L.P. is 900 North Michigan, Suite 1600, Chicago, IL 60611.
(2)	Consists of (a) 1,778,117 shares of common stock held directly by Dr. Mickle, (b) 157,197 shares of common stock held by the Travis C. Mickle 2015 Dynasty Trust dated 7/21/2015, for which Ms. Christal M.M. Mickle ("Ms. Mickle") serves as trustee, (c) 243,880 shares of common stock held by the Christal M.M. Mickle 2015 Gift Trust dated 7/21/2015, for which Dr. Mickle serves as trustee, (d) 21,466 shares of common stock held by the TCM Family Trust u/d/p April 30, 2009, for which Dr. Mickle and Ms. Mickle serve as co-trustees, (e) 123,217 shares of common stock held by the Mickle Family Trust u/d/p April 30, 2009, for which Dr. Mickle and Ms. Mickle serve as co-trustees, (f) 100,604 shares of common stock held jointly by Dr. Mickle and Ms. Mickle, (g) 16,550 shares of common stock held by Mickle Investments LLC, for which Dr. Mickle and Ms. Mickle serve as members and (h) 836,249 shares of common stock underlying options held by Dr. Mickle that are exercisable within 60 days of April 7, 2020.
(3)	Consists of (a) 43,852 shares of common stock held directly by Dr. Guenther and (b) 253,750 shares of common stock underlying options that are exercisable within 60 days of April 7, 2020.
(4)	Consists of (a) 34,000 shares of common stock held directly by Mr. Clifton and (b) 265,083 shares of common stock underlying options that are exercisable within 60 days of April 7, 2020.
(5)	Consists of (a) 18,573 shares of common stock held directly by Mr. Pascoe and (b) 82,333 shares of common stock underlying options that are exercisable within 60 days of April 7, 2020.
(6)	Consists of (a) 24,512 shares of common stock held directly by Mr. Plooster, (b) 1,117 shares of common stock held by TD Ameritrade Clearing Inc. Custodian FBO Matthew Ryan Plooster Roth IRA, for which Mr. Plooster serves as trustee, (c) 87,000 shares of common stock underlying options held by Mr. Plooster that are exercisable within 60 days of April 7, 2020.
(7)	Consists of (a) 20,899 shares of common stock held directly by Mr. Saluri and (b) 82,333 shares of common stock underlying options that are exercisable within 60 days of April 7, 2020.
(8)	Consists of (a) 19,372 shares of common stock held directly by Mr. Tierney and (b) 82,333 shares of common stock underlying options that are exercisable within 60 days of April 7, 2020.
(9)	Consists of (a) 2,603,356 shares of common stock and (b) 1,689,081 shares of common stock underlying options that are exercisable within 60 days of April 7, 2020.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2019, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER THE EQUITY COMPENSATION PLANS

The following table provides information with respect to all of our equity compensation plans in effect as of December 31, 2019. Information is included for the 2007 Plan and the 2014 Plan, each of which was in effect as of December 31, 2019 and was adopted with the approval of our stockholders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Shares of Common Stock to be issued upon exercise of outstanding options and rights (#)(a)	Weighted-average exercise price of outstanding options and rights ($)(b)	Shares of Common Stock available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)(c)
Equity compensation plans approved by security holders	5,192,222 (1)	6.31	84,616 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	5,192,222		84,616

(1)	Includes (i) options to purchase a total of 306,258 shares of our common stock under the 2007 Plan and (ii) options to purchase a total of 4,885,964 shares of common stock under the 2014 Plan.
(2)	Consists of 84,616 shares of common stock reserved for issuance under the 2014 Plan. The number of shares of our common stock reserved for issuance under the 2014 Plan will automatically increase each year on January 1 from January 1, 2016 continuing through January 1, 2024, by (i) 4.0% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by our Board. Pursuant to the terms of the 2014 Plan, an additional 1,454,031 shares of common stock were added to the number of shares reserved for issuance under the 2014 Plan, effective January 1, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PARTIES

Related-Person Transactions Policy and Procedures

In connection with our initial public offering in April 2015, we adopted a related person transaction policy in writing that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

Certain Related-Person Transactions

The following is a description of transactions since January 1, 2018 to which we have been a participant in which the amount involved exceeded or will exceed $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation.”

Employment Relationship with Christal M.M. Mickle

Christal M.M. Mickle currently serves as our vice president of operations and product development and is a co-founder of our company. Ms. Mickle was an immediate family member of Travis C. Mickle, Ph.D., our chief executive officer and a member of our Board, for 2018 and 2019 . The following table presents the compensation awarded to, earned by or paid to Ms. Mickle by us for the years ended December 31, 2019 and 2018.

Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
2019	312,625	119,191	9,236	441,052
2018	302,233	122,356	17,575	442,164

(1)

The amounts reflect the full grant date fair value for awards granted during 2019 and 2018, respectively. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation. Unlike the calculations contained in our financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note L to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(2)	Amounts shown relate to company contributions to the 401(k) plan and payments for dependent care we paid for on behalf of Ms. Mickle.

Effective March 1, 2018, Ms. Mickle’s annual base salary was increased to $305,000.

Effective March 1, 2019, Ms. Mickle’s annual base salary was increased to $314,150.

In January 2018, we granted Ms. Mickle an option to purchase 30,000 shares of our common stock. The shares subject to this option will vest in equal annual installments over a period of four years. The exercise price of this option is $5.50 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In February 2019, we granted Ms. Mickle an option to purchase 60,000 shares of our common stock. The shares subject to this option will vest in equal annual installments over a period of four years. The exercise price of this option is $2.66 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In November 2019, we granted Ms. Mickle an option to purchase 36,000 shares of our common stock. The shares subject to this option will vest in full and become immediately exercisable upon the achievement of specified product development milestones. The exercise price of this option is $0.5161 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. In February 2020, we granted Ms. Mickle an option to purchase 60,000 shares of our common stock. The shares subject to this option will vest in full and become immediately exercisable upon the achievement of specified product development milestones. The exercise price of this option is $0.374 per share, which equaled the closing sale price per share of our common stock as reported on The Nasdaq Stock Market on the date of grant. All shares underlying these options will vest in full and become immediately exercisable upon a change of control of the Company or if the Ms. Mickle is terminated without cause or resigns for good reason (each as defined in Ms. Mickle’s employment agreement, discussed below). With respect to equity awards that vest based on the attainment of performance goals, the performance goals will be deemed to have met as of the date of termination.

In May 2014, we entered into an employment agreement with Ms. Mickle, under which Ms. Mickle serves as our vice president of operations and product development. Under this agreement, upon the execution of a release of claims, Ms. Mickle is eligible to receive severance benefits in specified circumstances.

In the event that we terminate Ms. Mickle without cause or she resigns for good reason, Ms. Mickle will be entitled to receive (i) an amount equal to 12 months of her annual base salary, less applicable deductions, payable in accordance with our normal payroll schedule, (ii) a pro rata bonus award payable on the first regularly scheduled pay day immediately after her termination, (iii) 12 months of continued health coverage and (iv) full vesting of her outstanding equity awards; provided, however, if such termination occurs upon or within one year following a sale that constitutes a “change in control event” as defined in Section 409A of the Code, then in lieu of the payment described in clause (a) Ms. Mickle will be entitled to a lump sum payment equal to her annual base salary on the first regularly scheduled pay day immediately following the effective date of her termination. In the event that we terminate Ms. Mickle with cause, Ms. Mickle resigns without good reason, or the employment is terminated due to mutual agreement, death or disability, then Ms. Mickle will not be entitled to receive severance benefits. Under the terms of Ms. Mickle’s employment agreement, if we enter into any change of control, all then unvested shares subject to outstanding options shall become fully vested and immediately exercisable immediately prior to such change in control.

The following definitions have been adopted in Ms. Mickle’s employment agreement:

●

“cause” means (a) executive performed an act or acts of willful and material malfeasance or misconduct with respect to the performance of his duties and responsibilities as an employee and executive officer or under the agreement that results in material harm to us that remains uncorrected for 15 days after receipt of written notice, (b) executive’s continued failure to devote his full business time and attention and his best efforts to the faithful performance of his material duties and responsibilities (other than a failure resulting from disability) that remains uncorrected for 15 days after receipt of written notice, (c) executive’s material breach of any material provision of the agreement that remains uncorrected for 15 days after receipt of written notice, (d) executive commits an act of fraud, embezzlement, misappropriation, or personal dishonesty against us (which, if proven, would constitute a felony) or (e) the conviction of, or plea of nolo contendere by, executive to a crime constituting a felony; and

●	“good reason” means (a) material diminution by us of executive’s authority, duties or responsibilities the duration of which is greater than 15 days and which is not the result of his acts or omissions which constitute cause, (b) a material change in the geographic location at which executive must perform services under the agreement, (c) a material diminution in executive's base salary which is not the result of his acts or omissions which constitute cause or (d) any action or inaction that constitutes a material breach by us of the agreement, including our failure to pay any amounts due to executive or our failure to obtain from a successor the express assumption of the agreement.

Public Offering of Common Stock

In October  2018 we entered into an underwriting agreement with RBC Capital Markets, LLC, to issue and sell 8,333,334 shares of common stock of the Company in an underwritten public offering pursuant to a Registration Statement on Form S-3 (File No. 333-213926) and a related prospectus and prospectus supplement, in each case filed with the SEC. The offering price to the public was $3.00 per share of common stock in this offering.

The table below sets forth the number of shares of our common stock purchased by and the aggregate purchase price for the shares of common stock for each purchaser that was then a director, executive officer or 5% stockholder, and their affiliates in this offering:

Name of Purchaser	Shares of Common Stock	Aggregate Purchase Price ($)
Delaware Street Capital L.L.C.	2,000,000	6,000,000
Deerfield Management Company, L.P (1)	1,166,666	3,499,998
Alyeska Investment Group, L.P	1,000,000	3,000,000

(1) As of the date of this offering, Deerfield Management Company, L.P., together with its affiliates, was a 5% stockholder.

Exchange Agreements

October 2018 Exchange

In October 2018, we entered into an exchange agreement, or the October 2018 Exchange Agreement, with Deerfield Private Design Fund III, L.P., and Deerfield Special Situations Fund, L.P., or, together the Deerfield Holders, which at the time were beneficial owners of more than 5% of our common stock. Under the October 2018 Exchange Agreement, the Deerfield Holders exchanged an aggregate of $9,577,000 principal amount of our 5.50% Senior Convertible Notes due 2021, or the 2021 Notes, for an aggregate of 9,577 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, or the Series A Preferred Stock. As of December 31, 2019, 9,577 shares of Series A Preferred Stock have been converted into 3,192,333 shares of common stock.

We also agreed to pay the Deerfield Holders an amount of $95,105 in cash, which represented the amount of accrued and unpaid interest on the exchanged 2021 Notes. The October 2018 Exchange Agreement contains customary representations, warranties and covenants made by us and the Deerfield Holders. The October 2018 Exchange Agreement required us to reimburse the Deerfield Holders for up to $25,000 of expenses relating to the exchange.

December 2019 Exchange

In December 2019, we entered into an exchange agreement, or the December 2019 Exchange Agreement, with Delaware Street Capital Master Fund, L.P., or DSC, which is a beneficial owner of more than 5% of our common stock. Under the December 2019 Exchange Agreement, we issued senior secured convertible notes in the aggregate principal amount of $71,418,011.21, or the December 2019 Notes, in exchange for the cancellation of an aggregate of $71,418,011.21 principal amount and accrued interest on the 2021 Notes. In this exchange, we issued a December 2019 Note to DSC  in the aggregate principal amount of $8,336,969, or the December 2019 DSC Note, in exchange for the cancellation of an aggregate of $8,336,969 principal amount and accrued interest of the 2021 Notes owned by DSC. Upon entering into the December 2019 Exchange Agreement, we agreed to pay DSC an interest payment of $86,969 which represents 50% of the accrued interest, as of December 18, 2019, on the 2021 Notes owned by DSC. The remainder of such interest owed to DSC was included in the principal amount of the December 2019 DSC Note.

In January 2020, we entered into an Amendment to Facility Agreement and December 2019 Notes and Consent, or the December 2019 Note Amendment, with the holders of the December 2019 Notes, including DSC, that, among other things, amended the December 2019 Notes to (i) reduce the Conversion Price (as defined in the December 2019 Notes) from $17.11 to $5.85 per share and (ii) increased the Floor Price (as defined in the December 2019 Notes) from $0.38 to $0.583 per share.

Please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Debt—2021 Note Exchanges” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 28, 2020, for further discussion of these exchanges of the 2021 Notes.

Investors’ Rights Agreement

We have entered into an investors’ rights agreement with some of our stockholders, including Deerfield Private Design Fund III, L.P., which was a 5% stockholder. The investors’ rights agreement, among other things, grants these stockholders specified registration rights with respect to shares of our common stock, including shares of common stock issued or issuable upon conversion or reclassification of the shares of our redeemable convertible preferred stock, convertible notes and warrants held by them. The provisions of this agreement, other than those relating to registration rights, terminated upon completion of our initial public offering, which terminated on the two-year anniversary of our initial public offering as to all stockholders party to such agreement, other than Deerfield Private Design Fund III, L.P.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our Board with discretion to indemnify our officers and employees when determined appropriate by the board.

In addition, we have entered into indemnification agreements with our directors and executive officers. For more information regarding these agreements, see “Executive Compensation—Limitations on Liability and Indemnification Matters.”

DIRECTOR INDEPENDENCE

The information included under “Item 10. Directors, Executive Officers and Corporate Governance – Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” of this Part III is incorporated herein by reference.

Independence of Members of Committees of the Board of Directors

Each of the members of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent, as determined in accordance with the applicable independence requirements for each such committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2019 and December 31, 2018, by RSM US LLP, or RSM, the Company’s principal accountant for those fiscal years.

	Fiscal Year Ended (1)
	2019	2018
	(in thousands)
Audit Fees (2)	$268	$293
Audit-related Fees (3)	—	—
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Fees	$268	$293

(1)	All fees described above were pre-approved by the Audit Committee.
(2)	Audit Fees are fees for the annual audit and quarterly reviews of the Company's financial statements, audits required by public company regulation, professional consultations with respect to accounting issues, registration statement filings and issuance of consents and similar matters.
(3)	Audit-related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
(4)	Tax Fees are fees for tax compliance, planning and preparation.
(5)	All Other Fees are fees for products and services other than the services described above. No Other Fees were billed in fiscal year 2019 or 2018.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, tax services and other permissible non-audit services, so long as such non-audit services will not impair the independent registered public accounting firm’s independence and are consistent with applicable rules and regulations, up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by RSM was compatible with maintaining the independent registered public accounting firm’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

KemPharm, Inc.

Dated: April 8, 2020	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 8, 2020	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Travis C. Mickle	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 8, 2020
Travis C. Mickle, Ph.D.

/s/ R. LaDuane Clifton	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	April 8, 2020
R. LaDuane Clifton, CPA

/s/ Timothy J. Sangiovanni	Vice President, Corporate Controller (Principal Accounting Officer)	April 8, 2020
Timothy J. Sangiovanni, CPA

*	Director	April 8, 2020
Matthew R. Plooster

*	Director	April 8, 2020
Richard W. Pascoe

*	Director	April 8, 2020
Joseph B. Saluri

*	Director	April 8, 2020
David S. Tierney

*	By:	/s/ R. LaDuane Clifton	April 8, 2020
R. LaDuane Clifton, CPA
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

*	Filed herewith
(1)

This certification accompanies this Amendment No. 1 to Annual Report on Form 10-K to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act (whether made before or after the date of this Amendment No. 1 to Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.