Form 10-Q
period 2020-03-31
KEMPHARM, INC
filed 2020-05-13
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(321) 939-3416
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address, and Former Fiscal Year if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	KMPH	Nasdaq Capital Market

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

Total shares of common stock outstanding as of May 11, 2020: 65,762,630

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,356	$3,217
Accounts and other receivables	2,265	1,865
Prepaid expenses and other current assets	890	1,552
Total current assets	5,511	6,634
Property and equipment, net	1,210	1,471
Operating lease right-of-use assets	1,451	1,537
Restricted cash	186	338
Other long-term assets	527	527
Total assets	$8,885	$10,507

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$6,415	$4,911
Current portion of convertible notes	68,606	—
Current portion of operating lease liabilities	301	284
Other current liabilities	237	236
Total current liabilities	75,559	5,431
Convertible notes, less current portion, net	—	77,343
Derivative and warrant liability	44	120
Operating lease liabilities, less current portion	1,836	1,901
Other long-term liabilities	121	168
Total liabilities	77,560	84,963

Commitments and contingencies (Note D)

Stockholders’ deficit:
Preferred stock:
Series A convertible preferred stock, $0.0001 par value, 9,578 shares authorized, 9,577 shares issued and no shares outstanding as of March 31, 2020 (unaudited) and December 31, 2019	—	—
Series B-1 convertible preferred stock, $0.0001 par value, 1,576 shares authorized, 1,576 shares issued and no shares outstanding as of March 31, 2020 (unaudited) and December 31, 2019	—	—
Series B-2 convertible preferred stock, $0.0001 par value, 27,000 shares authorized, no shares issued or outstanding as of March 31, 2020 (unaudited) and December 31, 2019	—	—
Undesignated preferred stock, $0.0001 par value, 9,961,846 shares authorized, no shares issued or outstanding as of March 31, 2020 (unaudited) and December 31, 2019	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 56,760,111 shares issued and outstanding as of March 31, 2020 (unaudited); 36,350,785 shares issued and outstanding as of December 31, 2019	6	4
Additional paid-in capital	182,787	171,254
Accumulated deficit	(251,468)	(245,714)
Total stockholders' deficit	(68,675)	(74,456)
Total liabilities and stockholders' deficit	$8,885	$10,507

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2020	2019
Revenue	$2,089	$—
Operating expenses:
Royalty and direct contract acquisition costs	663	—
Research and development	2,126	8,531
General and administrative	2,245	2,838
Severance expense	830	—
Total operating expenses	5,864	11,369
Loss from operations	(3,775)	(11,369)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(571)	(305)
Interest expense on principal	(1,260)	(1,229)
Fair value adjustment related to derivative and warrant liability	75	453
Interest and other (expense) income, net	(223)	151
Total other (expense) income	(1,979)	(930)
Loss before income taxes	(5,754)	(12,299)
Income tax benefit	—	8
Net loss	$(5,754)	$(12,291)

Net loss per share of common stock:
Basic and diluted	$(0.12)	$(0.46)

Weighted average number of shares of common stock outstanding:
Basic and diluted	48,073,641	26,701,891

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Equity
Balance as of January 1, 2020	$—	$—	$—	$—	$4	$171,254	$(245,714)	$(74,456)
Net loss	—	—	—	—	—	—	(5,754)	(5,754)
Stock-based compensation expense	—	—	—	—	—	1,029	—	1,029
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,112	—	1,112
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	2	9,598	—	9,600
Recognition of deferred offering costs in connection with equity line of credit	—	—	—	—	—	121	—	121
Offering expenses charged to equity	—	—	—	—	—	(327)	—	(327)
Balance as of March 31, 2020	$—	$—	$—	$—	$6	$182,787	$(251,468)	$(68,675)

	Preferred Stock
	Series A
	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2019	$—	$—	$3	$154,623	$(221,192)	$(66,566)
Net loss	—	—	—	—	(12,291)	(12,291)
Stock-based compensation expense	—	—	—	1,290	—	1,290
Issuance of common stock in connection with equity line of credit	—	—	—	2,721	—	2,721
Change in estimated deferred offering costs	—	—	—	10	—	10
Balance as of March 31, 2019	$—	$—	$3	$158,644	$(233,483)	$(74,836)

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,754)	$(12,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,029	1,290
Non-cash interest expense	1,244	863
Amortization of debt issuance costs and debt discount	571	305
Depreciation and amortization expense	72	78
Fair value adjustment related to derivative and warrant liability	(75)	(453)
Change in estimated deferred offering costs	—	10
Loss on sublease and disposal of property and equipment	200	—
Change in assets and liabilities:
Accounts and other receivables	(400)	(20)
Prepaid expenses and other assets	455	206
Operating lease right-of-use assets	86	(1,785)
Accounts payable and accrued expenses	586	(1,027)
Operating lease liabilities	(48)	2,537
Other liabilities	12	(779)
Net cash used in operating activities	(2,022)	(11,066)

Cash flows from investing activities:
Purchases of property and equipment	(11)	(17)
Maturities of marketable securities	—	3,260
Net cash (used in) provided by investing activities	(11)	3,243

Cash flows from financing activities:
Proceeds from equity line of credit	1,112	2,721
Repayment of principal on finance lease liabilities	(58)	(51)
Payment of debt issuance costs	(34)	—
Net cash provided by financing activities	1,020	2,670

Net decrease in cash, cash equivalents and restricted cash	(1,013)	(5,153)
Cash, cash equivalents and restricted cash, beginning of period	3,555	19,119
Cash, cash equivalents and restricted cash, end of period	$2,542	$13,966

Supplemental cash flow information:
Cash paid for interest	$52	$2,287
Deferred offering costs included in accounts payable and accrued expenses	123	105
2019 Notes principal converted to common stock	9,600	—
Commitment shares issued in connection with equity line of credit included in deferred offering costs	121	—
Property and equipment included in accounts payable and accrued expenses	4	—

See accompanying notes to unaudited condensed financial statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.	Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through its proprietary Ligand Activated Therapy ("LAT®") technology. The Company utilizes its proprietary LAT technology to generate improved prodrug versions of U.S. Food and Drug Administration (the "FDA") approved drugs as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. The Company's product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder ("ADHD") and stimulant use disorder ("SUD"). The Company's clinical product candidates for the treatment of ADHD include KP415 and KP484, and the Company's preclinical product candidate for the treatment of SUD includes KP879. The Company was formed and incorporated in Iowa in October 2006 and reorganized in Delaware in May 2014.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020, as amended on April 8, 2020 (the "Annual Report").

Going Concern

The unaudited condensed financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring negative operating cash flows and has a stockholders' deficit and net working capital (current assets less current liabilities) deficit, and its existing cash and cash equivalents and restricted cash are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from the date these unaudited condensed financial statements are issued. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations. In order to continue as a going concern, the Company, will likely need additional financing to fund its operations. The perception of the Company's inability to continue as a going concern may make it more difficult to obtain financing for the continuation of operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to the Company on acceptable terms, or at all.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these unaudited condensed financial statements are issued. Based upon the Company's current operating plan and projected revenues, the Company believes its cash resources, including the funds received through the Payroll Protection Program ("PPP") (discussed below) will be sufficient to fund operating expense and capital investment requirements into, but not through, the first quarter of 2021. A significant portion of the Company's projected revenues is based upon the achievement of milestones in the KP415 and APADAZ® license agreements. Certain of the milestones are associated with regulatory matters that are outside the control of the Company and the Company does not have a history of achieving milestones in their license agreements. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, the forebearance of the Company's lenders and additional financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents and restricted cash, as well as anticipated payments arising from the Company's license agreements and additional financing through the Company's active registration statement on Form S-3 covering the sale of up to $80.0 million of the Company's common stock, preferred stock, and debt and/or warrants, if available (the “Current Registration Statement”).

In order to issue securities under the Current Registration Statement, the Company must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that the Company may sell pursuant to the Current Registration Statement during any twelve-month period. At the time it sells securities pursuant to the Current Registration Statement the amount of securities to be sold plus the amount of any securities it has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of its outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. Based on this calculation, as of March 31, 2020, the amount of securities the Company is able to sell under the Current Registration Statement is approximately $6.8 million, of which the Company (i) has filed a prospectus supplement to register approximately $2.7 million for sales under the Current Purchase Agreement (as defined below); and (ii) has previously sold an aggregate of $4.1 million of shares of common stock in prior offerings on Form S-3 in the previous 12 months. Accordingly, the Company expects it will be unable to sell additional securities beyond those amounts pursuant to the Current Registration Statement in the near term, unless and until the market value of its outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Current Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Current Purchase Agreement. As of March 31, 2020, the Company has sold 4,000,000 shares of common stock (exclusive of the 308,637 commitment shares previously issued to Lincoln Park) under the Current Purchase Agreement for approximately $1.1 million in gross proceeds.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The Company cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on the Company’s liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on the Company’s liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for the Company to enroll patients in any future clinical trials or cause delays in the regulatory approval of the Company’s product candidates, including causing potential delay of the FDA’s review of the Company’s KP415 new drug application (“NDA”). A significant portion of the Company's projected revenue is based upon the achievement of milestones in the KP415 License Agreement (as defined below) associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, the Company cannot predict what, if any, impact that the COVID-19 pandemic may have on the Company’s ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce the Company’s ability to secure debt or equity financing necessary to support the Company’s operations. The Company is unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows. The financial statements do not reflect any adjustments as a result of the COVID-19 pandemic.

On April 23, 2020 the Company received proceeds of $0.8 million from a loan (the "PPP Loan") under the PPP of the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a portion of which may be forgiven, which the Company intends to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the PPP Loan term. Thereafter, the Company is required to pay the lender equal monthly payments of principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company  may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and the Company cannot provide any assurance that the Company will be eligible for loan forgiveness, that the Company will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the U.S. Small Business Administration, or the SBA.

Entry into ATM Agreement

In September 2018, the Company entered into a Common Stock Sales Agreement (the “ATM Agreement”) with RBC Capital Markets, LLC (“RBCCM”). The prospectus supplement covering the ATM Agreement was terminated in February 2020. The Company did not make any sales under the ATM Agreement prior to termination.

Entry into Prior Purchase Agreement

In February 2019, the Company entered into a purchase agreement (the “Prior Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company previously could sell to Lincoln Park up to $15.0 million of shares of common stock from time to time over the 36-month term of the Prior Purchase Agreement, and upon execution of the Prior Purchase Agreement the Company issued an additional 120,200 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the Prior Purchase Agreement. Concurrently with entering into the Prior Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Prior Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the Prior Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. The Prior Purchase Agreement was terminated in February 2020 in connection with the Current Purchase Agreement. Prior to the termination of the Prior Purchase Agreement, the Company sold 3,401,271 shares of common stock to Lincoln Park (exclusive of the 120,200 commitment shares) under the Prior Purchase Agreement for approximately $5.4 million in gross proceeds.

Entry into Current Purchase Agreement

In February 2020, the Company entered into a purchase agreement (the “Current Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $4.0 million of shares of common stock from time to time over the 12-month term of the Current Purchase Agreement, and upon execution of the Current Purchase Agreement the Company issued an additional 308,637 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the Current Purchase Agreement. Concurrently with entering into the Current Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Current Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the Current Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. As of March 31, 2020, the Company has sold 4,000,000 shares of common stock to Lincoln Park (exclusive of the 308,637 commitment shares) under the Current Purchase Agreement for approximately $1.1 million in gross proceeds.

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

The APADAZ License Agreement will terminate on the later of the date that all of the patent rights for APADAZ have expired in the United States or KVK’s cessation of commercialization of APADAZ in the United States. KVK may terminate the APADAZ License Agreement upon 90 days written notice if a regulatory authority in the United States orders KVK to stop sales of APADAZ due to a safety concern. In addition, after the third anniversary of the APADAZ License Agreement, KVK may terminate the APADAZ License Agreement without cause upon 18 months prior written notice. The Company may terminate the APADAZ License Agreement if KVK stops conducting regulatory activities for or commercializing APADAZ in the United States for a period of six months, subject to specified exceptions, or if KVK or its affiliates challenge the validity, enforceability or scope of any licensed patent under the APADAZ License Agreement. Both parties may terminate the APADAZ License Agreement (i) upon a material breach of the APADAZ License Agreement, subject to a 30-day cure period, (ii) if the other party encounters bankruptcy or insolvency or (iii) if the Initial Adoption Milestone is not achieved. Upon termination, all licenses and other rights granted by the Company to KVK pursuant to the APADAZ License Agreement would revert to the Company.

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

In May 2020, the FDA accepted the Company’s NDA for KP415. Per the KP415 License Agreement, the Company is entitled to receive a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA.

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

B.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates.

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

Reclassifications

During the third quarter of 2019, the Company began presenting accounts and other receivables as a separate line item on the unaudited condensed statements of cash flows. In prior periods, accounts and other receivables were reported within the prepaid expenses and other current assets line items in the unaudited condensed statements of cash flows. In accordance with U.S. GAAP, the change in current period presentation requires a  reclassification of prior period balances. The reclassification of prior period balances resulted in an increase in change in prepaid expenses and other assets of $20,000 on the Company's unaudited condensed statement of cash flows for the three month period ended March 31, 2019. This reclassification had no effect on the unaudited condensed balance sheets, unaudited condensed statements of operations and unaudited condensed statements of changes in stockholders' deficit.

Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”), starting January 1, 2018. However, the Company had no revenue until the third quarter of 2019.

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

In exchange for the exclusive, worldwide license, discussed above, Commave paid the Company a non-refundable upfront payment of $10.0 million. The Company is also entitled to additional payments from Commave of up to $63.0 million, conditioned upon the achievement of specified regulatory milestones related to KP415 and KP484. In May 2020, the FDA accepted the Company’s NDA for KP415. Per the KP415 License Agreement, the Company is entitled to receive a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA. In addition, the Company is entitled to payments from Commave of up to $420.0 million in the aggregate, conditioned upon the achievement of certain U.S. sales milestones, which are dependent upon, among other things, the timing of approval for a new drug application for KP415 and its final approved label, if any. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement

Commave also agreed to be responsible for and reimburse the Company for all of development, commercialization and regulatory expenses incurred on the licensed products, subject to certain limitations as set forth in the KP415 License Agreement. As part of this agreement the Company is obligated to perform consulting services on behalf of Commave related to the licensed products. For these consulting services, Commave has agreed to pay the Company a set rate per hour on any consulting services performed on behalf of Commave for the benefit of the licensed products.

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

The consideration allocated to the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, was the fair value of the Development Costs (as defined in the KP415 License Agreement), which reflects the standalone selling price. The Company utilized a blended approach which took into consideration the adjusted market assessment approach and the expected cost plus a margin approach to determine this standalone selling price. This blended approach utilized the adjusted market approach and expected cost plus margin approach to value the performance of consulting services which included analyzing hourly rates of vendors in the a market who perform similar services to those of the Company to develop a range and then analyzing the average cost per hour of our internal resources and applying a margin which placed the value in the median of the previously identified range. For the reimbursement of out-of-pocket third-party research and development costs the Company utilized the expected cost plus a margin approach, which included estimating the actual out-of-pocket cost the Company expects to pay to third-parties for research and development costs and applying a margin, if necessary. The Company determined that no margin was necessary of these out-of-pocket third-party research and development costs as these are purely pass-through costs and the margin for managing these third-party activities is included within the value of the performance of consulting services. The Company determined that the performance of consulting services, including reimbursement of out-of-pocket third-party research and development costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable out-of-pocket third-party research and development costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity's right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity's performance completed to date. As discussed above, the combination of the standalone selling price of these consulting services and certain out-of-pocket third-party research and development costs for KP415 was the fair value of the Development Costs at inception. These Development Costs effectively created a cap on certain consulting services and out-of-pocket third-party research and development costs identified in the initial product development plan for KP415 which was anticipated at the inception date of the KP415 License Agreement. As of March 31, 2020, the Company has recognized approximately 95% of the consulting services and out-of-pocket third-party research and development costs under this cap.

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

For the three months ended March 31, 2020, the Company recognized revenue of $2.1 million, which is comprised of $1.6 million for the performance of consulting services and $0.5 million of reimbursement of out-of-pocket third-party research and development costs. In addition, as of March 31, 2020, the Company had receivables in the amount of $1.6 million and $0.5 million related to the performance of consulting services and the reimbursement of out-of-pocket third-party research and development costs, respectively. As of December 31, 2019, the Company had receivables in the amount of $1.4 million and $0.2 million related to the performance of consulting services and the reimbursement of out-of-pocket third-party research and development costs, respectively. In accordance with the guidance provided in ASC 340-40, Contracts with Customers, the Company capitalized approximately $2.8 million of incremental costs incurred in obtaining the KP415 License Agreement and will amortize these costs as the revenue associated with the exclusive worldwide license, reimbursement of out-of-pocket third-party research and development costs and consulting services is recognized. As of March 31, 2020, the Company has recognized approximately $2.6 million of these incremental costs, $0.7 million of which was recognized in the three months ended March 31, 2020 and are recorded in the line item titled royalty and direct contract acquisition costs in the unaudited condensed statement of operations. The remaining incremental contract costs to be amortized, approximately $0.2 million as of March 31, 2020, are recorded in prepaid expense and other currents on the unaudited condensed balance sheets. There was no revenue recognized, or associated direct contract acquisition costs for the three months ended March 31, 2019. There was no deferred revenue related to this agreement as of March 31, 2020 or December 31, 2019.

Accounts and Other Receivables

Accounts and other receivables consists of receivables under the KP415 License Agreement, as well as income tax and other receivables due to the Company. Receivables under the KP415 License Agreement are recorded for amounts due to the Company related to reimbursable out-of-pocket third-party research and development costs and performance of consulting services. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. As of March 31, 2020 and December 31, 2019 no reserve or allowance has been established.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update applies to all entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2016-13 did not have a material impact on the Company's financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the FASB finalized on August 28, 2018, including the consideration of costs and benefits. This update applies to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU 2018-13 did not have a material impact on the Company's financial statements and disclosures.

C.	Debt Obligations

As of March 31, 2020 and December 31, 2019, the Company had convertible notes outstanding, in the aggregate principal amounts, as follows (in thousands):

	March 31,	December 31,
	2020	2019
Deerfield Convertible Note	$7,100	$6,981
2021 Notes	—	3,000
December 2019 Notes	60,789	70,218
January 2020 Note	3,037	—
Total outstanding principal on debt obligations	70,926	80,199
Less: debt issuance costs and discounts	(2,320)	(2,856)
Convertible notes, net	$68,606	$77,343

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

Issuance of 5.50% Senior Convertible Notes and Third Amendment to Senior Secured Convertible Note and Warrant

In February 2016, the Company issued $86.3 million aggregate principal amount of its 5.50% Senior Convertible Notes due 2021 (the “2021 Notes”) to Cowen and RBC Capital Markets, LLC, as representatives of the several initial purchasers (the “Initial Purchasers”), who subsequently resold the 2021 Notes to qualified institutional buyers (the “Note Offering”) in reliance on the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").

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

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,333 shares of common stock issuable upon conversion of the then outstanding Series A Preferred Stock (without giving effect to the limitation on conversion described below). As of March 31, 2020, all 9,577 shares of Series A Preferred Stock issued under the October 2018 Exchange Agreement have been converted into an aggregate 3,192,333 shares of the Company's common stock.

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

As of March 31, 2020, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,966 shares of common stock, and there were no shares of Series B-2 Preferred Stock outstanding.

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

The December 2019 Notes bear interest at 6.75% per annum. The December 2019 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $17.11 per share (which represents the conversion price of the 2021 Notes), subject to adjustment in accordance with the terms of the December 2019 Notes. As of the date of issuance, the December 2019 Notes were convertible, by their terms, into an aggregate of 4,174,051 shares of the Company’s common stock. The Company subsequently amended the December 2019 Notes to provide that such notes shall be convertible into shares of the Company's common stock at a conversion price of $5.85 per share (which represents the conversion price of the Deerfield Convertible Note). The conversion price of the December 2019 Notes will be adjusted downward if the Company issues or sells any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the December 2019 Notes' conversion price or the closing sale price of the Company’s common stock as reported on the Nasdaq Stock Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between the Company and the underwriters for such offering. However, if the Company effects an “at the market offering” as defined in Rule 415 of the Securities Act, of its common stock, the conversion price of the December 2019 Notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under (x) the Current Purchase Agreement, (y) the ATM Agreement, or (z) the September 2019 Exchange Agreement (as amended). Notwithstanding anything in the contrary in the December 2019 Notes, the anti-dilution adjustment of such notes shall not result in the conversion price of the December 2019 Notes being less than $0.583 per share. The December 2019 Notes are convertible at any time at the option of the holders thereof, provided that a holder of a December 2019 Note is prohibited from converting such note into shares of the Company’s common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. However, the December 2019 Note issued to DSC, due to the fact DSC was a beneficial owner of more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding, has a beneficial ownership cap equal to 19.985% of the total number of shares of the Company’s common stock then issued and outstanding. Pursuant to the December 2019 Notes, the December 2019 Holders have the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, in connection with a Major Transaction (as defined in the December 2019 Notes), which shall include, among others, any acquisition or other change of control of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time after March 31, 2021, shares of the Company’s common stock are not listed on an Eligible Market (as defined in the December 2019 Notes). The December 2019 Notes are subject to specified events of default, the occurrence of which would entitle the December 2019 Holders to immediately demand repayment of all outstanding principal and accrued interest on the December 2019 Notes. Such events of default include, among others, failure to make any payment under the December 2019 Notes when due, failure to observe or perform any covenant under the Deerfield Facility Agreement (as defined below) or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Deerfield Warrant, the December 2019 Notes or the Deerfield Convertible Note.

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

The December 2019 Exchange Agreement also amends and restates the Deerfield Convertible Note to conform the definitions of “Eligible Market” and “Major Transactions” to the definition in the December 2019 Notes, to remove provisions that were only applicable prior to the Company’s initial public offering and to make certain other changes to conform to the December 2019 Notes. The conversion price for the Deerfield Convertible Note remains $5.85 per share, subject to adjustment on the same basis as the December 2019 Notes.

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

As of March 31, 2020, the Deerfield Lenders have converted $10.8 million of principal under the December 2019 Notes into 18,000,000 shares of common stock.

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

2021 Note Exchange Effected in January 2020

In January 2020, the Company entered into the January 2020 Exchange Agreement (the "January 2020 Exchange Agreement") with M. Kingdon Offshore Master Fund, LP ("Kingdon"). Under the January 2020 Exchange Agreement, the Company issued a senior secured convertible note in the aggregate principal amount of $3,037,354 (the "January 2020 Note") in exchange for the cancellation of an aggregate of $3,037,354 principal amount and accrued interest of the 2021 Note then owned by Kingdon. Upon entering into the January 2020 Exchange Agreement, the Company agreed to pay Kingdon an interest payment of $37,354, which represents 50% of the accrued and unpaid interest, as of January 13, 2020, on Kingdon’s 2021 Note. The remainder of such interest was included in the principal amount of the January 2020 Note.

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

The changes to the 2021 Note, under the January 2020 Exchange Agreement, referred to after as the January 2020 Note, were accounted for as a debt modification, prospectively, the January 2020 Note will be carried net of the associated discount and debt issuance costs which will be amortized and recorded as interest expense using a modified effective interest rate based on the amendments.

PPP Loan

On April 23, 2020 the Company received proceeds of $0.8 million from the PPP Loan, under the PPP of the recently enacted CARES Act, a portion of which may be forgiven, which the Company intends to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the PPP Loan term. Thereafter, the Company is required to pay the lender equal monthly payments of principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company  may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and the Company cannot provide any assurance that we will be eligible for loan forgiveness, that the Company will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of March 31, 2020 and December 31, 2019, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of March 31, 2020 and December 31,  2019, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 1,576 shares were designated as Series B-1 Preferred Stock and 27,000 shares were designated as Series B-2 Preferred Stock. Of the designated preferred stock 9,577 shares of Series A Preferred Stock and 1,576 shares of Series B-1 Preferred Stock were issued as of March 31, 2020 and December 31, 2019. No shares of Series A Preferred Stock or Series B-1 Preferred Stock were outstanding as of March 31, 2020 and December 31, 2019. No shares of Series B-2 Preferred Stock were issued or outstanding as of March 31, 2020 and December 31, 2019.

In October 2018, the Company entered into the October 2018 Exchange Agreement. Under the October 2018 Exchange Agreement the Company issued to the Holders 9,577 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,333 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below), and as of March 31, 2020 all issued shares of Series A Preferred Stock had been converted into shares of common stock.

In September 2019, the Company entered into the September 2019 Exchange Agreement. Under the September 2019 Exchange Agreement the Company issued to the Holders 1,576 shares of Series B-1 Preferred Stock. Each share of Series B-1 Preferred Stock had an aggregate stated value of $1,000 and was convertible into shares of common stock at a price equal to the greater of (i) $0.9494, or (ii) the average of the volume-weighted average price of the Common Stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the September 2019 Exchange Agreement, there were an aggregate of 1,659,996 shares of common stock issuable upon conversion of the Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). The Series B Preferred Stock is convertible at any time at the option of the Holders; provided that the Holders are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members of such Holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of the Company entitled to share in such remaining assets of the Company (including Series A Preferred Stock on an as-converted basis. With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock, if any is then outstanding, and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into Common Stock in accordance with the applicable Certificate of Designation. As of March 31, 2020, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,996 shares of common stock.

F.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of March 31, 2020 and December 31, 2019, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 56,760,111 and 36,350,785 shares of common stock were issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Company had reserved authorized shares of common stock for future issuance as follows:

	March 31, 2020	December 31, 2019
Conversion of Deerfield Convertible Note	1,233,973	1,213,606
Conversion of 2021 Notes	—	175,336
Conversion of January 2020 Note	526,674	—
Conversion of December 2019 Notes not subject to the Deerfield Optional Conversion Feature	9,504,813	3,186,770
Outstanding awards under equity incentive plans	6,323,822	5,192,222
Outstanding common stock warrants	2,423,077	2,423,077
In exchange for the Deerfield Optional Conversion Feature*	10,439,015	26,439,015
Possible future issuances under the equity line of credit	4,959,545	9,553,046
Possible future issuances under equity incentive plans	346,125	84,616
Total common shares reserved for future issuance	35,757,044	48,267,688

*	Common Stock issuable (i) in exchange of the Deerfield Optional Conversion Feature, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Deerfield Optional Conversion Feature

Common Stock Activity

The following table summarizes common stock activity for the three months ended March 31, 2020:

Shares of Common Stock
Balance as of December 31, 2019	36,350,785
Common stock issued under equity line of credit	4,308,637
Restricted stock vested during the period	60,922
Common stock issued as compensation to third-parties	39,767
Common stock issued as a result of Deerfield Optional Conversion Feature conversion	16,000,000
Balance as of March 31, 2020	56,760,111

Warrants

During 2013, the Company issued $3.8 million of convertible notes and the warrants (the “2013 Warrants”) to purchase 1,079,453 shares of equity securities in a future financing meeting specified requirements (a “Qualified Financing”). The 2013 Warrants allow the holders to purchase shares of the same class and series of equity securities issued in the Qualified Financing for an exercise price equal to the per share price paid by the purchasers of such equity securities in the Qualified Financing. When the Company entered into the Deerfield Facility Agreement, the 2013 Warrants became warrants to purchase 1,079,453 shares of Series D Preferred. Upon completion of the Company's initial public offering (the "IPO"), the 2013 Warrants automatically converted into warrants to purchase 143,466 shares of the Company’s common stock at an exercise price of $5.85 per share. The 2013 Warrants expired on June 2, 2019.

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred (Note E). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the IPO, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. The Company is amortizing the debt discount over the term of the Deerfield Convertible Note and the expense is recorded as interest expense related to amortization of debt issuance costs and discount in the condensed statements of operations.

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

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 6,530,725 as of March 31, 2020. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2020, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,454,031 shares.

During the first quarter of 2020, the Company granted to certain consultants fully vested restricted stock awards ("RSAs") under the 2014 Plan. The RSAs were granted as compensation in accordance with each consultants consulting agreement for services performed in the first quarter of 2020. For the first quarter of 2020, RSAs were granted for a total of 60,922 shares of common stock.

During the three months ended March 31, 2020 and 2019, no stock options were exercised.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three months ended March 31,
	2020	2019
Research and development	$246	$433
General and administrative	363	857
Severance expense	420	—
Total stock-based compensation expense	$1,029	$1,290

There was no stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2020 or 2019.

H.	Fair Value of Financial Instruments

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

The fair value of the Deerfield Convertible Note was $6.1 million and $6.0 million, respectively, as of March 31, 2020 and December 31, 2019. The fair value of the December 2019 Notes was $52.2 million and $57.0 million, respectively, as of March 31, 2020 and December 31, 2019. The fair value of the January 2020 Note was $2.6 million as of March 31, 2020 and the fair value of the 2021 Notes was $2.4 million as of  December 31, 2019. The Deerfield Convertible Note, December 2019 Notes and January 2020 Note fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note and December 2019 Notes as of March 31, 2020 and December 31, 2019. The Company also used a Tsiveriotis-Fernandes model to value the January 2020 Note as of March 31, 2020 and the 2021 Notes as of  December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2020 and December 31, 2019 (in thousands):

	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$38	$—	$—	$38
Embedded Warrant Put Option	—	—	—	—
Deerfield Note Conversion Feature	—	—	—	—
KVK Warrant liability	6	—	6	—
Total liabilities	$44	$—	$6	$38

	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$77	$—	$—	$77
Embedded Warrant Put Option	19	—	—	19
Fundamental change and make-whole interest provisions embedded within 2021 Notes	—	—	—	—
Deerfield Note Conversion Feature	—	—	—	—
KVK Warrant liability	24	—	24	—
Total liabilities	$120	$—	$24	$96

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, the fundamental change and make-whole interest provisions embedded in the 2021 Notes and the embedded Deerfield Note Put Option are measured at fair value on a recurring basis. As of March 31, 2020 and December 31, 2019, the Deerfield Warrant liability, embedded Warrant Put Option, embedded Deerfield Note Put Option and the KVK Warrant liability are reported on the unaudited condensed balance sheets in derivative and warrant liability. As of December 31, 2019, the fundamental change and make-whole interest provisions embedded in the 2021 Notes is reported on the balance sheet in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Put Option as of March 31, 2020 and December 31, 2019. The Company also used a Monte Carlo simulation to value the fundamental change and make-whole interest provisions embedded in the 2021 Notes as of December 31, 2019. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Put Option are reflected in the unaudited condensed statements of operations for the three months ended March 31, 2020 and 2019 as a fair value adjustment related to derivative and warrant liability. In addition, changes in the fair value of the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reflected in the unaudited condensed statements of operations for the three months ended March 31, 2019 as a fair value adjustment related to derivative and warrant liability.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of March 31, 2020 and December 31, 2019, the KVK Warrant liability is reported on the unaudited condensed balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the unaudited condensed statements of operations for the three months ended March 31, 2020 and 2019 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended March 31,
	2020	2019
Balance as of beginning of period	$96	$1,845
Adjustment to fair value	(58)	(424)
Balance as of end of period	$38	$1,421

I.	Net Loss Per Share

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

	Three months ended March 31,
	2020	2019
Deerfield Convertible Note	1,233,973	1,166,998
2021 Notes	—	4,481,182
January 2020 Note	526,674	—
December 2019 Notes*	19,943,828	—
Awards under equity incentive plans	6,323,822	5,117,655
Common stock warrants	2,423,077	2,527,763
Series A Convertible Preferred Stock	—	1,112,334
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	30,451,374	14,405,932

*	Inclusive of 10,439,015 of shares of Common Stock issuable (i) in exchange of the Deerfield Optional Conversion Feature, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Deerfield Optional Conversion Feature.

J.	Severance Expense

On February 7, 2020, the Company eliminated the chief business officer role and Gordon K. Johnson separated from the Company. In connection with his separation, Mr. Johnson is entitled to severance benefits as documented in his Amended and Restated Employment Agreement entered into in June 2015. The severance benefits consist of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $0.4 million related to the acceleration of vesting on unvested shares subject to certain stock options. These severance benefits are presented as severance expense in the unaudited condensed statements of operations for the three months ended March 31, 2020. As of March 31, 2020, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.3 million. As of March 31, 2019, there was accrued severance of $0.1 million, related to the resignation of our executive vice president, government and public relations in August 2018. For the three months ended March 31, 2019 there was no severance expense.

K.	Leases

The Company has operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. Our leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year. In February 2020, the Company agreed to sublease office space in Florida, comprised of one of the two contiguous suites, under a non-cancelable operating lease, which expires in February 2026.

The components of lease expense were as follows (in thousands):

	Three months ended March 31,
Lease Cost	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$31	$31
Interest on lease liabilities	8	11
Total finance lease cost	39	42
Operating lease cost	89	124
Short-term lease cost	57	57
Variable lease cost	14	15
Less: sublease income	(13)	(25)
Total lease costs	$186	$213

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$8	$11
Financing cash flows from finance leases	58	51
Operating cash flows from operating leases	109	108
Operating cash flows from short-term leases	57	57
Operating cash flows from variable lease costs	14	15

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$737
Operating leases	20	1,852

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	March 31,	December 31,
	2020	2019
Finance Leases
Property and equipment, at cost	$1,013	$1,013
less: accumulated depreciation and amortization	(429)	(398)
Property and equipment, net	$584	$615

Other current liabilities	$237	$236
Other long-term liabilities	108	168
Total finance lease liabilities	$345	$404

Operating Leases
Operating lease right-of-use assets	$1,451	$1,537
Total operating lease right-of-use assets	$1,451	$1,537

Current portion of operating lease liabilities	$301	$284
Operating lease liabilities, less current portion	1,836	1,901
Total operating lease liabilities	$2,137	$2,185

Weighted Average Remaining Lease Term
Finance leases (years)	2	2
Operating leases (years)	6	6

Weighted Average Discount Rate
Finance leases	7.7%	7.7%
Operating leases	7.5%	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2020 (excluding the three months ended March 31, 2020)	$193	$338
2021	163	460
2022	11	463
2023	—	472
2024	—	484
Thereafter	—	420
Total lease payments	$367	$2,637
Less: future interest expense	(22)	(500)
Lease liabilities	$345	$2,137

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our development plan for our ADHD product candidates, including expectations about the timing of our regulatory filings;

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	our ability to raise funds on commercially available reasonable terms, or at all, in order to support our continued operations;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and result of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our product candidates and partnered assets;

●	the size and characteristics of the markets that may be addressed by our product candidates and partnered assets;

●	the potential outcome of any strategic collaborations or partnerships for the development or sale of our product candidates and partnered assets;

●	our expectations as to future financial performance, expense levels and liquidity sources; and

●	the timing of commercializing our product candidates and partnered assets.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT®, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, and stimulant use disorder, or SUD. Our co-lead clinical development candidates, KP415 and KP484, are both based on a prodrug of d-methylphenidate, or d-MPH, but with differing extended-release, or ER, effect profiles, and are intended for the treatment of ADHD. Our preclinical product candidate for the treatment of SUD is KP879, based on a prodrug of d-MPH. In September 2019, we entered into a Collaboration and License Agreement, or the KP415 License Agreement, with Commave Therapeutics SA, an affiliate of Gurnet Point Capital, or Commave. Under the KP415 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing serdexmethylphenidate, or SDX, and d-MPH, including KP415 and KP484. In addition, we have announced our commercial partnership with KVK Tech, Inc., or KVK, of APADAZ®, an FDA approved immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and through any other future arrangements we might enter into related to one of our other product candidates. To date, we have only generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, of which we paid Aquestive Therapeutics, or Aquestive, $1.0 million as a royalty payment, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. In May 2020, the FDA accepted our NDA for KP415. Per the KP415 License Agreement, we are entitled to receive a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA.

We had negative cash flows from operations since our inception and, as of March 31, 2020, had an accumulated deficit of $251.5 million and a net working capital (current assets less current liabilities) deficit of $70.0 million. Our negative cash flows from operations for the three months ended March 31, 2020 and 2019 were $2.0 million and $11.1 million, respectively.

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

Our recurring negative cash flows from operations, net working capital (current assets less current liabilities) deficit and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our Product Candidates and Approved Products

We have employed our proprietary LAT technology to create a portfolio of product candidates and approved products that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs.

A selection of our product candidates and approved products are summarized in the table below:

Selected KemPharm Partnered and Optioned Assets

Product Candidate
Parent Drug (Effect Profile)	/ Product	Development	Key
(Indication)	(Status)	Status	Milestone
Methylphenidate (ER) (ADHD)	KP415 (Partnered)	Clinical	Potential PDUFA Date - March 2021
Methylphenidate (ER) (ADHD)	KP484 (Partnered)	Clinical	Initiation of Pivotal Efficacy Trial - 2021
Methylphenidate (ER) * (SUD)	KP879 (Optioned)	Preclinical	IND Submission - 2021
Hydrocodone/APAP (IR) (Pain)	APADAZ (Partnered)	FDA Approved	Tracking Payor Contracts and TRx's - 2020

*	This product candidate is subject to an option in favor of Commave under the terms of the KP415 License Agreement, but is not currently licensed to Commave thereunder.

Subject to Commave's approval, we intend to seek approval of both KP415 and KP484 under the 505(b)(2) NDA pathway, which will allow us to rely on the FDA's previous findings of safety and effectiveness for one or more approved products. We submitted a 505(b)(2) NDA for KP415 in March 2020 which was accepted by the FDA in May 2020. We anticipate initiating additional pharmacokinetic, or PK, and pivotal efficacy trials for KP484 in 2021, subject to Commave's approval.

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

KP415 License Agreement

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

Pursuant to the KP415 License Agreement, Commave paid us an upfront payment of $10.0 million and agreed to pay up to $63.0 million in milestone payments upon the occurrence of specified regulatory milestones related to the KP415 and KP484. In addition, Commave agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420.0 million in the aggregate, depending, among other things, on timing of approval for a new drug applicable for KP415 and its final approved label, if any. In May 2020, the FDA accepted the Company’s NDA for KP415. Per the KP415 License Agreement, the Company is entitled to receive a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA. Further, Commave will pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

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

JMI Agreement

In November 2009, we entered into a supply agreement, or the Supply Agreement, with Johnson Matthey, Inc., or JMI, whereby JMI has agreed to supply us with all the benzhydrocodone necessary for clinical trials and commercial sale for a price equal to JMI's manufacturing cost and to provide process optimization and development services for benzhydrocodone. In exchange, we issued shares of our common stock to JMI, provided that the commercial supply arrangement for benzhydrocodone would be exclusive to JMI in the United States and agreed to pay JMI royalties on the net sales of any products that utilize benzhydrocodone as the active pharmaceutical ingredient, or API. The percentage royalty rate ranges from the high teens at low volumes to the mid-single digits at higher volumes. Our FDA-approved drug, APADAZ, contains benzhydrocodone.

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

Other Third-Party Agreements

Under our March 2012 asset purchase agreement with Shire Pharmaceuticals, LLC, or Shire, Shire had a right of first refusal to acquire, license or commercialize KP415 and KP484. In early 2019, Shire was acquired by Takeda Pharmaceutical Company, Ltd, or Takeda, to whom this right of first refusal was transferred at that time. Takeda did not exercise this right of first refusal in connection with our entry into the KP415 License Agreement.

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,		Period-to-
	2020	2019	Period Change
Revenue	$2,089	$—	$2,089
Operating expenses:
Royalty and direct contract acquisition costs	663	—	663
Research and development	2,126	8,531	(6,405)
General and administrative	2,245	2,838	(593)
Severance expense	830	—	830
Total operating expenses	5,864	11,369	(5,505)
Loss from operations	(3,775)	(11,369)	7,594
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(571)	(305)	(266)
Interest expense on principal	(1,260)	(1,229)	(31)
Fair value adjustment related to derivative and warrant liability	75	453	(378)
Interest and other (expense) income, net	(223)	151	(374)
Total other (expense) income	(1,979)	(930)	(1,049)
Loss before income taxes	(5,754)	(12,299)	6,545
Income tax benefit	—	8	(8)
Net loss	$(5,754)	$(12,291)	$6,537

Net Loss

Net loss for the three months ended March 31, 2020 was $5.8 million, a decrease of $6.5 million compared to a net loss for the three months ended March 31, 2019 of $12.3 million. The decrease was primarily attributable to a decrease in loss from operations of $7.6 million, partially offset by a decrease in fair value adjustment related to derivative and warrant liability of $0.4 million and an increase in net interest expense and other items of $0.7 million.

Revenue

Revenue for the three months ended March 31, 2020 was $2.1 million, which was comprised of $1.6 million of consulting fees earned and $0.5 million of reimbursements for out-of-pocket third-party research and development costs, all related to the KP415 License Agreement. We had no revenue in the three months ended March 31, 2019.

Royalty and direct contract acquisition costs

Royalties and direct contract acquisition costs for the three months ended March 31, 2020 was $0.7 million, which was comprised of royalty payments and contract costs which are directly attributable to the revenue recognized under the KP415 License Agreement for the period. We had no royalties and direct contract acquisition costs for the three months ended March 31, 2019.

Research and Development

Research and development expenses decreased by $6.4 million, from $8.5 million for the three months ended March 31, 2019, to $2.1 million for the three months ended March 31, 2020. This decrease was primarily attributable to a decrease in net third-party research and development costs.

General and Administrative

General and administrative expenses decreased by $0.6 million, from $2.8 million for the three months ended March 31, 2019, to $2.2 million for the three months ended March 31, 2020. This decrease was primarily attributable to a decrease in personnel-related costs and other miscellaneous general and administrative costs, partially offset by an increase in professional fees.

Severance Expense

Severance expense of $0.8 million was recognized for the three months ended March 31, 2020 due to the termination of our chief business officer in February 2020. Severance expense is comprised of $0.4 million of personnel and other related charges and $0.4 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination. We had no severance expense in the three months ended March 31, 2019.

Other (Expense) Income

Other expense increased by $1.1 million, from $0.9 million for the three months ended March 31, 2019, to $2.0 million for the three months ended March 31, 2020. This period-to-period increase in expense was primarily attributable to a decrease in fair value adjustment income related to derivative and warrant liability of $0.4 million and an increase in net interest expense and other items of $0.7 million.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2020, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital Fund, LLC, or Lincoln Park, and from revenue received under the KP415 License Agreement. As of March 31, 2020, we had cash and cash equivalents of $2.4 million and restricted cash of $0.2 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the Securities and Exchange Commission, or SEC, on October 17, 2016, or the Prior Registration Statement. In October 2019, the we filed a registration statement on Form S-3 covering the sale from time to time of up to $80.0 million of our common stock, preferred stock, and debt and/or warrants, which was declared effective by the SEC on April 10, 2020, or the Current Registration Statement. Effective April 10, 2020, we ceased making any sales under the Prior Registration Statement.

Based on the market value of our outstanding common stock held by non-affiliates as of March 31, 2020, the date we filed amendment No. 1 to the Current Registration Statement, in order to issue securities under the Current Registration Statement we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the Current Registration Statement during any twelve-month period. At the time we sell securities pursuant to the Current Registration Statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. Based on this calculation, the amount of securities we are able to sell under the Current Registration Statement, as of March 31, 2020, was approximately $6.8 million, of which we (i) have filed a prospectus supplement to register approximately $2.7 million for sales under the Current Purchase Agreement; and (ii) have previously sold an aggregate of $4.1 million of shares of common stock in prior offerings on Form S-3 in the previous 12 months. Accordingly, we expect that we will be unable to sell additional securities beyond those amounts pursuant to our Current Registration Statement in the near term, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Current Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Current Purchase Agreement.

In September 2018, we entered into Common Stock Sales Agreement, or the ATM Agreement, with RBC Capital Markets, LLC, or RBCCM, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $50,000,000 through RBCCM as our sales agent. The Prior Registration Statement previously included a prospectus supplement covering the offering of up to $50,000,000 of shares of common stock in accordance with the ATM Agreement, but in February 2020, we filed a prospectus supplement to the Prior Registration Statement to terminate this offering in its entirety. Through the date of termination, we did not sell any shares of common stock under the ATM Agreement.

In February 2019, we entered into a purchase agreement, or the Prior Purchase Agreement, with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Prior Purchase Agreement, and upon execution of the Prior Purchase Agreement we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Prior Purchase Agreement. Concurrently with entering into the Prior Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Prior Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. In February 2020, upon entering into a subsequent purchase agreement, or the Current Purchase Agreement, with Lincoln Park, we terminated the Prior Purchase Agreement and we filed a prospectus supplement to the Prior Registration Statement to terminate this offering in its entirety. As a result, we will not make any future sales under the Prior Purchase Agreement. Through the date of termination we sold 3,401,271 shares of our common stock  (exclusive of the 120,200 commitment shares)  to Lincoln Park under the Prior Purchase Agreement for approximately $5.4 million in gross proceeds.

In September 2019, we entered into the KP415 License Agreement with Commave and Commave paid us a non-refundable upfront payment of $10.0 million. In May 2020, the FDA accepted our NDA for KP415. Per the KP415 License Agreement, we are entitled to receive a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA.

In February 2020, we entered into the Current Purchase Agreement with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time to time over the 12-month term of the Current Purchase Agreement, and upon execution of the Current Purchase Agreement we issued an additional 308,637 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Current Purchase Agreement. Concurrently with entering into the Current Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Current Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. As of March 31, 2020, we have sold 4,000,000 shares of common stock (exclusive of the 308,637 commitment shares previously issued to Lincoln Park) under the Current Purchase Agreement for approximately $1.1 million in gross proceeds.

We had negative operating cash flows since our inception and, as of March 31, 2020, had an accumulated deficit of $251.5 million. We anticipate that we will continue to incur negative operating flows for at least the next several years. Our recurring negative cash flows from operations, net working capital (current assets less current liabilities) deficit and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, or through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates, including causing potential delay of the FDA’s review of our KP415 NDA. A significant portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

On April 23, 2020, we received proceeds of $0.8 million from a loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the PPP Loan term. Thereafter, we are required to pay the lender equal monthly payments of principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we  may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the U.S. Small Business Administration, or the SBA.

Convertible Debt

As of March 31, 2020, we had $70.9 million of convertible notes outstanding, consisting of senior secured convertible promissory notes issued, under our multi-tranche credit facility, or the Deerfield Facility Agreement, with Deerfield Private Design Fund III, L.P., or Deerfield, (i) in June 2014, or the Deerfield Convertible Note (as described below), in the principal amount of $7.1 million, (ii) in December 2019, or the December 2019 Notes (as described below), in the aggregate principal amount of $60.8 million and (iii) in January 2020, or the January 2020 Note (as described below), in the principal amount of $3.0 million.

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

2021 Notes

In February 2016, we issued our 5.50% Senior Convertible Notes due 2021, or the 2021 Notes, in aggregate principal amount of $86.3 million. The 2021 Notes were originally issued to Cowen and Company and RBCCM LLC as representatives of the several initial purchasers, who subsequently resold the 2021 Notes to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act.

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

As described in more detail below, in multiple exchanges occurring in October 2018, December 2019 and January 2020, all outstanding 2021 Notes were exchanged by the holders thereof for either shares of our common stock or the December 2019 Notes and January 2020 Note issued under the terms of the Deerfield Facility Agreement.

2021 Note Exchanges

2021 Note Exchange Effected in October 2018

In October 2018, we entered into an exchange agreement, or the October 2018 Exchange Agreement, with Deerfield and Deerfield Special Situations Fund, L.P., or the Deerfield Lenders. Under the October 2018 Exchange Agreement, the Deerfield Lenders exchanged an aggregate of $9,577,000 principal amount of our 2021 Notes for an aggregate of 9,577 shares of our Series A Convertible Preferred Stock, par value $0.0001, or the Series A Preferred Stock.

As a condition to closing of the October 2018 Exchange Agreement, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, or the Series A Certificate of Designation, with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series A Preferred Stock.

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, an aggregate of 3,192,333 shares of common stock were issuable upon conversion of the Series A Preferred Stock. As of March 31, 2020, all 9,577 shares of Series A Preferred Stock issued under the October 2018 Exchange Agreement have been converted into an aggregate 3,192,333 shares of our common stock.

2021 Note Exchange Effected in September 2019

In September 2019, we entered into an Exchange Agreement and Amendment to Facility Agreement, or the September 2019 Exchange Agreement with the Deerfield Lenders. Under the September 2019 Exchange Agreement, we issued an aggregate of 1,499,894 shares of our common stock and an aggregate of 1,576 shares of our Series B-1 Convertible Preferred Stock, par value $0.0001 per share, or the Series B-1 Preferred Stock, (such shares of common stock and Series B-1 Preferred Stock, the Initial Exchange Shares), in exchange for the cancellation of an aggregate of $3,000,000 principal amount of the 2021 Notes. The September 2019 Exchange Agreement provided the Deerfield Lenders the option to exchange up to an additional aggregate of $27,000,000 principal amount of the 2021 Notes, or the Optional Exchange Principal Amount, for shares of common stock or shares of our Series B-2 Convertible Preferred Stock, par value $0.0001 per share, or the Series B-2 Preferred Stock, and, together with the Series B-1 Preferred Stock, the Series B Preferred Stock, subject to the terms and conditions set forth in the September 2019 Exchange Agreement, including limits as to the principal amount that can be exchanged prior to specified dates therein. If the Deerfield Lenders choose to exchange any portion of the Optional Exchange Principal Amount for shares of Series B-2 Preferred Stock, such exchange will be effected at an exchange price of $1,000 per share. If the Deerfield Lenders choose to exchange any portion of the Optional Exchange Principal Amount for shares of common stock, such exchange will be effected at an exchange price equal to the greater of (i) $0.9494 or (ii) the average of the volume-weighted average price of the common stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange.

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

As of March 31, 2020, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,996 shares of common stock, and there were no shares of Series B-2 Preferred Stock outstanding.

2021 Note Exchange Effected in December 2019

In December 2019, we entered into the December 2019 Exchange Agreement and Amendment to Facility Agreement, Senior Secured Convertible Notes and Warrants, or the December 2019 Exchange Agreement, with the Deerfield Lenders and Delaware Street Capital Master Fund, L.P., or DSC and, collectively with the Deerfield Lenders, the December 2019 Holders. Under the December 2019 Exchange Agreement, we issued the December 2019 Notes as senior secured convertible promissory notes under the Deerfield Facility Agreement in the aggregate principal amount of $71,418,011 in exchange for the cancellation of an aggregate of $71,418,011 principal amount and accrued interest of the 2021 Notes. Upon entering into the December 2019 Exchange Agreement, we agreed to pay the December 2019 Holders, in the aggregate, an interest payment of $745,011, which represents 50% of the accrued interest, as of December 18, 2019, on the 2021 Notes owned by the December 2019 Holders. The remainder of such interest was included in the principal amount of the December 2019 Notes.

The December 2019 Notes bear interest at 6.75% per annum. The December 2019 Notes were originally convertible into shares of our common stock at an initial conversion price of $17.11 per share (which represents the conversion price of the 2021 Notes), subject to adjustment in accordance with the terms of the December 2019 Notes. As of the date of issuance, the December 2019 Notes were convertible, by their terms, into an aggregate of 4,174,051 shares of our common stock. We subsequently amended the December 2019 Notes to provide that such notes shall be convertible into shares of our common stock at a conversion price of $5.85 per share (which represents the conversion price of the Deerfield Convertible Note). The conversion price of the December 2019 Notes will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the December 2019 Notes’ conversion price or the closing sale price of our common stock as reported on the Nasdaq Stock Market on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. However, if we effect an “at the market offering” as defined in Rule 415 of the Securities Act or 1933, as amended, or the Securities Act, of our common stock, the conversion price of the December 2019 Notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under (x) the Current Purchase Agreement, (y) ATM Agreement, or (z) the September 2019 Exchange Agreement (as amended). Notwithstanding anything in the contrary in the December 2019 Notes, the anti-dilution adjustment of such notes shall not result in the conversion price of the December 2019 Notes being less than $0.583 per share. The December 2019 Notes are convertible at any time at the option of the holders thereof, provided that a holder of a December 2019 Note is prohibited from converting such note into shares of our common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. However, the December 2019 Note issued to DSC, due to the fact DSC was a beneficial owner of more than 4.985% of the total number of shares of our common stock then issued and outstanding, has a beneficial ownership cap equal to 19.985% of the total number of shares of our common stock then issued and outstanding. Pursuant to the December 2019 Notes, the December 2019 Holders have the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, in connection with a Major Transaction (as defined in the December 2019 Notes), which shall include, among others, any acquisition or other change of control of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time after March 31, 2021, shares of our common stock are not listed on an Eligible Market (as defined in the December 2019 Notes). The December 2019 Notes are subject to specified events of default, the occurrence of which would entitle the December 2019 Holders to immediately demand repayment of all outstanding principal and accrued interest on the December 2019 Notes. Such events of default include, among others, failure to make any payment under the December 2019 Notes when due, failure to observe or perform any covenant under the Deerfield Facility Agreement or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Deerfield Warrant, the December 2019 Notes or the Deerfield Convertible Note.

The December 2019 Exchange Agreement amends the Deerfield Facility Agreement, in order to, among other things, (i) provide for the Deerfield Facility Agreement to govern the December 2019 Notes received by the December 2019 Holders pursuant to the December 2019 Exchange Agreement, (ii) extend the maturity of the Deerfield Convertible Note from February 14, 2020 and June 1, 2020, as applicable, to March 31, 2021, (iii) defer interest payments on the Deerfield Convertible Note and December 2019 Notes until March 31, 2021 (which such interest shall accrue as “payment-in-kind” interest), (iv) designate DSC as a Lender (as defined in the Deerfield Facility Agreement), (v) name Deerfield as the “Collateral Agent” for all Lenders and (vi) modify the terms and conditions under which the Company may issue additional pari passu and subordinated indebtedness under the Deerfield Facility Agreement (subject to certain conditions specified in the Deerfield Facility Agreement).

The December 2019 Exchange Agreement also amends and restates that the Deerfield Convertible Note to conform the definitions of “Eligible Market” and “Major Transactions” to the definition in the December 2019 Notes, to remove provisions that were only applicable prior to our initial public offering and to make certain other changes to conform to the December 2019 Notes. The conversion price for the Deerfield Convertible Note remains $5.85 per share, subject to adjustment on the same basis as the December 2019 Notes.

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

As of March 31, 2020, the Deerfield Lenders have converted $10.8 million of principal on the December 2019 Notes into 18,000,000 shares of common stock.

2021 Note Exchange Effected in January 2020

In January 2020, we entered into a January 2020 Exchange Agreement, or the January 2020 Exchange Agreement, with M. Kingdon Offshore Master Fund, LP, or Kingdon. Under the January 2020 Exchange Agreement, we issued the January 2020 Note as a senior secured convertible note in the aggregate principal amount of $3,037,354 in exchange for the cancellation of an aggregate of $3,037,354 principal amount and accrued interest of the 2021 Note then owned by Kingdon. Upon entering into the January 2020 Exchange Agreement, we agreed to pay Kingdon an interest payment of $37,354, which represents 50% of the accrued and unpaid interest, as of January 13, 2020, on Kingdon’s 2021 Note. The remainder of such interest was included in the principal amount of the January 2020 Note.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(2,022)	$(11,066)
Net cash (used in) provided by investing activities	(11)	3,243
Net cash provided by financing activities	1,020	2,670
Net decrease in cash, cash equivalents and restricted cash	$(1,013)	$(5,153)

Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities of $2.0 million consisted of a net loss of $5.8 million partially offset by $0.7 million in changes in working capital and $3.0 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the KP415 License Agreement. The changes in working capital consisted of $0.6 million related to a change in accounts payable and accrued expenses, $0.5 million related to a change in prepaid expenses and other assets and $0.1 million related to operating lease right-of-use assets, partially offset by $0.4 million related to a change in accounts and other receivables and $0.1 million related to operating lease liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.0 million, non-cash interest expense of $1.2 million, amortization of debt issuance costs and debt discount of $0.6 million, loss on sublease and disposal of property and equipment of $0.2 million and $0.1 million related to depreciation, amortization and other items partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $0.1 million.

For the three months ended March 31, 2019, net cash used in operating activities of $11.1 million consisted of a net loss of $12.3 million, primarily attributable to our spending on research and development programs and $0.9 million in changes in working capital, partially offset by $2.1 million in adjustments for non-cash items. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.3 million, non-cash interest expense of $0.9 million, amortization of debt issuance costs and debt discount of $0.3 million and $0.1 million related to depreciation, amortization and other items, partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $0.5 million. The changes in working capital consisted of $1.0 million related to a change in accounts payable and accrued expenses, $1.8 million related to operating lease right-of-use assets and $0.8 million related to a change in other liabilities, partially offset by $0.2 million related to a change in prepaid expenses and other assets and $2.5 million related to operating lease liabilities.

Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities was $11,000, which was primarily attributable to purchases of property and equipment.

For the three months ended March 31, 2019, net cash provided by investing activities was $3.2 million, which was primarily attributable to maturities of marketable securities.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $1.0 million, which was primarily attributable to proceeds from sales of our common stock under the Current Purchase Agreement of $1.1 million, partially offset by repayment of principal on finance lease liabilities and payment of debt issuance costs of $0.1 million.

For the three months ended March 31, 2019, net cash provided by financing activities was $2.7 million, which was primarily attributable to proceeds from sales of our common stock under the Prior Purchase Agreement of $2.7 million, partially offset by repayment of principal on finance lease liabilities of $0.1 million.

Future Funding Requirements

We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan, revenue projections and existing cash resources as of March 31, 2020, we believe our cash resources will be sufficient to fund operating expense and capital investment requirements into, but not through, the first quarter of 2021. A significant portion of our projected revenue is based upon the achievement of milestones in our APADAZ and KP415 license agreements. Certain of the milestones are associated with regulatory matters that are outside our control and we do not have a history of achieving milestones in our license agreements.

Potential near-term sources of additional funding include:

●	sales of common stock under the Current Purchase Agreement;
●	any revenues generated under the APADAZ License Agreement; and
●	any out-of-pocket third-party research and development cost reimbursements, consulting services revenue or short-term milestone payments generated under the KP415 License Agreement.

We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses. For instance, pursuant to the terms of the Current Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Current Purchase Agreement. Accordingly, we cannot guarantee that we will be able to sell the full $4.0 million subject to the terms of the Current Purchase Agreement.

To date, we have only generated revenue from the non-refundable upfront payment, reimbursements of out-of-pocket third-party research and development costs and consulting services under the KP415 License Agreement, and, as of March 31, 2020, we have a net working capital (current assets less current liabilities) deficit of $70.0 million. We do not know when, or if, we will generate any additional revenue. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, or through any other future arrangements related to one of our product candidates. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the KP415 License Agreement to develop, manufacture and commercialize KP415 and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we are entitled to a milestone payment of $5.0 million under the KP415 License Agreement due to the FDA’s acceptance of the KP415 NDA, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also expect to continue to incur additional costs associated with operating as a public company. If we are unable to generate revenue in the short term under our license agreements, we will need substantial additional funding in order to continue our operations.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates, including causing potential delay of the FDA’s review of our KP415 NDA. A significant portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

On April 23, 2020, we received proceeds of $0.8 million from the PPP Loan, under the PPP, of the recently enacted CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the PPP Loan term. Thereafter, we are required to pay the lender equal monthly payments of principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we  may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

Our unaudited condensed financial statements for the quarter ended March 31, 2020, includes an explanatory paragraph, within Note A, stating that our recurring losses, negative operating cash flows, net working capital (current assets less current liabilities) deficit and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, or through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from our license agreements with KVK and Commave, sales under our Current Purchase Agreement or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

We have filed a shelf registration statements on Form S-3 with the SEC. Based on the market value of our outstanding common stock held by non-affiliates in order to issue securities under our Current Registration Statement we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statements during any twelve-month period. At the time we sell securities pursuant to the Current Registration Statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. Based on this calculation, as of March 31, 2020, the date we filed amendment No. 1 to the Current Registration Statement, the amount of securities we were able to sell under a registration statement on Form S-3 during a 12-month period was approximately $6.8 million, of which we (i) have filed a prospectus supplement to register approximately $2.7 million for sales under the Current Purchase Agreement; and (ii) have previously sold an aggregate of $4.1 million of shares of common stock in prior offering son Form S-3 in the previous 12 months. Accordingly, we expect that we will be unable to sell additional securities beyond those amounts pursuant to the Current Registration Statement for a period of twelve months, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Current Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Current Purchase Agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our unaudited condensed financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies have not changed materially from those described in Note B of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and our chief financial officer concluded that, as of such date, with the exception of the material weakness discussed below, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Based on our evaluation of internal control over financial reporting as of December 31, 2019, which was the end of our most recent fiscal year, management concluded that our internal control over financial reporting was not effective as of December 31, 2019, because certain controls over non-routine transactions were not designed at the appropriate level of precision to ensure the accuracy of calculations supporting non-routine transactions, and subsequently to ensure that appropriate conclusions related to accounting treatment were reached. This control deficiency resulted in misstatements to research and development expenses, debt discount, interest expense related to amortization of debt discount, fair value adjustment related to derivative and warrant liability, revenue, accounts and other receivables, accounts payable and accrued expenses, prepaid expenses and other current assets, royalty and direct contract acquisition costs and general and administrative expenses all of which were corrected prior to issuance of our financial statements as of and for the year ended December 31, 2019 included in the annual report on Form 10-K, as filed with the SEC on February 28, 2020, as amended on April 8, 2020. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely manner, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting were not effective as of December 31, 2019.

During the quarter ended March 31, 2020, we began evaluating the internal controls related to the material weakness described above, including a review of the design of those internal control elements related to calculations and conclusions associated with non-routine transactions in order to assess how to improve their level of precision. As of March 31, 2020, our evaluation remains in process, and therefore we have not yet determined whether the material weakness described above has been remediated. However, with the exception of this material weakness, management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020. In addition, except for the material weakness described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should carefully consider all the risk factors and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Financial Position and Capital Needs

We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts or cease operations altogether.

Based on our current operating plan, our existing resources and projected revenues are expected to be sufficient to fund our operating expense and capital investment requirements into, but not through, the first quarter of 2021. A significant portion of our projected revenue is based upon the achievement of milestones in our APADAZ and KP415 license agreements. Certain of the milestones are associated with regulatory matters that are outside our control and we do not have a history of achieving milestones in our license agreements. We do not currently have sufficient funds to finance our continuing operations beyond the short-term or to substantially advance our product candidates further into clinical development. We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and/or through any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain, in the short term, additional financing to fund our operations. In order to substantially advance development of our product candidates, we will need to obtain additional funding in connection with our continuing operations from one or more equity offerings, including pursuant to the Current Purchase Agreement with Lincoln Park, debt financings, the APADAZ License Agreement, the KP415 License Agreement or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from sales under the Current Purchase Agreement, the APADAZ License Agreement or the KP415 License Agreement, or be successful in completing other transactions, that will fund our operating expenses. Further, the economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Even if we are able to fund continued development and any of our product candidates, beyond APADAZ, are approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize any product candidate. Our future capital requirements will depend on many factors, including:

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

The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2019, included in our annual report on Form 10-K, and our unaudited condensed financial statements included in this quarterly report on Form 10-Q, each contain an explanatory paragraph relating to our ability to continue as a going concern.

The auditor's opinion on our audited financial statements for the year ended December 31, 2019 and Note A of our unaudited condensed financial statements included in this quarterly report on Form 10-Q each include an explanatory paragraph stating that our recurring losses from operations, stockholders' deficit and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our product development, commercialization and strategic plans. Accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

In connection with preparation of our annual financial statements for the fiscal year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. In connection with our audit of the fiscal year ended December 31, 2019, we identified a material weakness in our internal controls over financial reporting regarding our ineffective controls over non-routine transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. This control deficiency resulted in misstatements to research and development expenses, debt discount, interest expense related to amortization of debt discount, fair value adjustment related to derivative and warrant liability, revenue, accounts and other receivables, accounts payable and accrued expenses, prepaid expenses and other current assets and general and administrative expenses all of which were corrected prior to issuance of our financial statements as of and for the year ended December 31, 2019 included the annual report on Form 10-K filed with the SEC on February 28, 2020, as amended on April 8, 2020. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2019.

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

We have had negative operating cash flows since our inception and, as of March 31, 2020, had an accumulated deficit of $251.5 million. Our negative operating cash flows for the three months ended March 31, 2020 and 2019, were $2.0 million and $11.1 million, respectively. We have financed our operations through March 31, 2020 with funds raised in private placements of redeemable convertible preferred stock, in the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the KP415 License Agreement.

In February 2019, we entered into the Prior Purchase Agreement which provided that, upon the terms and subject to the conditions and limitations set forth therein, we could sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Prior Purchase Agreement, and upon execution of the Prior Purchase Agreement we issued 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Prior Purchase Agreement. We terminated the Prior Purchase Agreement in February 2020 in connection with entering into the Purchase Agreement. We sold 3,401,271 shares of our common stock (exclusive of the 120,200 commitment shares) to Lincoln Park under the Prior Purchase Agreement for approximately $5.4 million in gross proceeds prior to termination.

In February 2020, we entered into a new purchase agreement with Lincoln Park, or the Current Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time-to-time over the 12-month term of the Current Purchase Agreement, and upon execution of the Current Purchase Agreement we issued 308,637 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Current Purchase Agreement. There are no assurances whether we will utilize all of, or receive all proceeds from, the Current Purchase Agreement. As of March 31, 2020, we sold 4,000,000 shares of our common stock (exclusive of the 308,637 commitment shares) to Lincoln Park under the Current Purchase Agreement for approximately $1.1 million in gross proceeds.

Our negative cash flows from operations, net working capital (current assets less current liabilities) deficit and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are in various stages of development of our product candidates, and we have only completed development of, and received regulatory approval for, one product, APADAZ. We expect to continue to incur significant expenses and operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates, including causing potential delay of the FDA’s review of our KP415 NDA. A significant portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, APADAZ or our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products. We cannot guarantee that KVK will be able to successfully commercialize APADAZ, that Commave will be able to successfully commercialize any product candidates subject to the KP415 License Agreement, even if approved, or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ or any future payments under the KP415 License Agreement. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of these securities or this debt may restrict our ability to operate. We previously entered into the Deerfield Facility Agreement. The Deerfield Facility Agreement includes, and any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. The Deerfield Facility Agreement also includes high yield discount obligation protections that went into effect in June 2019. Going forward, if at any interest payment date our outstanding indebtedness under the Deerfield Facility Agreement would qualify as an "applicable high yield discount obligation" under the Internal Revenue Code of 1986, as amended, or the Code, then we are obligated to prepay in cash on each such date the amount necessary to avoid such classification. Under the terms of the Deerfield Facility Agreement periodic interest is paid-in-kind and added to principal, we are required to make payments of all paid-in-kind interest and principal upon maturity. In this regard, if holders of the notes do not convert their notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding notes plus any paid-in-kind, accrued and unpaid interest. We may also be required to repurchase the notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt or to obtain debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. As of March 31, 2020, we had $70.9 million of outstanding borrowings under the Deerfield Facility Agreement. Amounts outstanding under the Deerfield Facility Agreement bear interest at a rate of 6.75% per annum, and all outstanding principal and accrued interest for our outstanding borrowings under the Deerfield Facility Agreement are due and payable on March 31, 2021. Our obligations under the Deerfield Facility Agreement are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Deerfield Facility Agreement.

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

We may not be entitled to forgiveness of our recently received Paycheck Protection Program loan, and our application for the Paycheck Protection Program loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 23, 2020 we received proceeds of $0.8 million from a loan, or the PPP Loan, under the Paycheck Protection Program, or PPP, of the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the PPP Loan term. Thereafter, we are required to pay the lender equal monthly payments of principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we  may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the U.S. Small Business Administration, or the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our company’s circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Our business has been, and may in the future be, adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where we or third parties on which we rely have clinical trial sites or other business operations In addition, if COVID-19 continues to be a worldwide pandemic, it could materially affect our operations.

Our business has been, and may continue to be, adversely affected by health epidemics, including the COVID-19 pandemic, in regions where we have significant manufacturing facilities, concentrations of clinical trial sites, or other business operations.

As a result of the COVID-19 outbreak, we have implemented limitations on our operations, including a work-from-home policy, and could face further limitations in our operations in the future. There is a risk that countries or regions may be less effective at containing COVID-19 than others, or it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

In particular, our future clinical trials may be affected by the COVID-19 outbreak or other future health epidemics. Site initiation, patient enrollment, distribution of drug product candidates, study monitoring, and data collection may be delayed due to changes in hospital policies, local regulations, and/or prioritization of hospital resources toward the COVID-19 outbreak or other future health epidemics. If COVID-19 continues to spread or there are similar health epidemics in the future, some patients and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines may impede patient movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be required to delay patient enrollment or unable to obtain patient data as a result.

In addition, third party manufacturing of our product and product candidates and suppliers of the materials used in the production of our product candidates may be impacted by restrictions resulting from the COVID-19 outbreak or other future health epidemics which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials.

The ultimate impact of the COVID-19 outbreak or a similar future health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

We may be unable to issue securities under our shelf registration statement, which may have an adverse effect on our liquidity.

We have filed our Current Registration Statement with the SEC. Based on the market value of our outstanding common stock held by non-affiliates as of March 31, 2020, the date we filed amendment No. 1 to our Current Registration Statement, we must rely on Instruction I.B.6. of Form S-3 to sell securities under our Current Registration Statement, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statements on Form S-3 during any twelve-month period. At the time we sell securities pursuant to the Current Registration Statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. Based on this calculation, as of March 31, 2020, the amount of securities we are able to sell under the Current Registration Statement is approximately $6.8 million, of which we (i) have filed a prospectus supplement to register approximately $2.7 million for sales under the Current Purchase Agreement; and (ii) have previously sold an aggregate of $4.1 million of shares of common stock in prior offerings on Form S-3 in the previous 12 months. Accordingly, we expect that we will be unable to sell additional securities beyond those amounts on the Current Registration Statement in the near term, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Current Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Current Purchase Agreement. If we cannot sell securities on Form S-3, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. In February 2018, we announced that the FDA approved the NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Even with the regulatory approval of APADAZ by the FDA, we cannot guarantee that the FDA will approve any of our other product candidates for commercial sale. For example, our NDA submission for KP415 may encounter review difficulties and may ultimately receive a Complete Response Letter for any deficiencies in nonclinical, clinical or manufacturing of KP415. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA  announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, or if we cannot demonstrate bioequivalence or comparable bioavailability of our product candidates to approved products, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. Moreover, even if the FDA does allow us to pursue the 505(b)(2) NDA pathway, depending on the product candidate, we may still need to conduct additional clinical trials, including clinical trials to assess product safety or efficacy. For instance, subject to Commave approval, we currently plan on relying on the 505(b)(2) pathway for any NDA submitted for KP484 and relied on the 505(b)(2) pathway for the KP415 NDA submitted in March 2020. However, we do not anticipate that the 505(b)(2) pathway will be available for every product candidate. For instance, it is possible we will only be permitted to utilize the 505(b)(2) NDA pathway for either KP415 or KP484, but not both. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with our product candidates, would likely substantially increase.

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

Provisions in our agreements with Aquestive and Commave may inhibit our ability to enter into future collaborations with third parties.

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

We expect to rely on trademarks as one means to distinguish APADAZ and any of our product candidates that are approved for marketing from the products of our competitors. We have registered trademarks for APADAZ, LAT and KemPharm. In addition, we have solicited and applied for trademarks for the KemPharm Logo and several potential tradenames and logos for KP415. For our other product candidates, we have not yet solicited trademarks and have not yet begun the process of applying to register trademarks. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

There remain judicial and congressional challenges to numerous provisions of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA, and we expect there will be additional challenges and amendments in the future. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic that may impact commercialization of our product and product candidates. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.  In addition, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

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

Failure to comply with existing or future laws and regulations related to privacy or data security could lead to government enforcement actions (which could include civil or criminal fines or penalties), private litigation, other liabilities, and/or adverse publicity. Compliance or the failure to comply with such laws could increase the costs of our products and services, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

Regulation of data processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. We and our collaborators may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security, including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products or services, affect our or our partners’ ability to offer our products and services or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state information privacy laws (e.g., the California Consumer Privacy Act of 2018, or CCPA), state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil and criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

The CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (broadly defined as all California residents) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action and statutory damages for data breaches that is expected to increase class action data breach litigation. Although there are limited exemptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

Foreign data protection laws, including, without limitation, the EU’s GDPR that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information that we process, including, without limitation, personal data relating to clinical trial participants in the EU and the United Kingdom. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the EU and the United Kingdom, including, among other things, standards relating to the privacy and security of personal data, which require the adoption of administrative, physical and technical safeguards designed to protect such information. These laws may affect our use, collection, analysis, and transfer (including cross-border transfer) of such personal information. These laws include several requirements relating to transparency requirements related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The GDPR prohibits the transfer, without an appropriate legal basis, of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with EU data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop, and market our products and services. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield frameworks. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

Under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). The GDPR has increased our responsibility and liability in relation to personal data that we process, requiring us to put in place additional mechanisms to ensure compliance with the GDPR and other EU and international data protection rules.

Failure to comply with U.S. and foreign data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties, fines, or sanctions), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients or subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Any of these matters could materially adversely affect our business, financial condition, or operational results.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from a low of $0.18 to a high of $26.15 through May 12, 2020. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

On January 15, 2020, we announced that the Nasdaq Listing Qualifications Panel, or Nasdaq Listings Panel, of the Nasdaq Stock Market, LLC, or Nasdaq, granted us an extension, until May 13, 2020, to regain compliance with the Market Value of Listed Securities, or MVLS, continued listing requirement of The Nasdaq Capital Market conditioned upon achievement of certain milestones included in a plan of compliance which we previously submitted to the Nasdaq Listings Panel. Previously, on May 17, 2019, we received notice from the Listing Qualification Department of Nasdaq that we were not in compliance with the continued listing requirement of The Nasdaq Global Market to maintain a minimum MVLS of $50.0 million. By transferring the listing of our common stock to The Nasdaq Capital Market, we will regain compliance with the MVLS continued listing requirement of The Nasdaq Capital Market by reaching a minimum MVLS of $35.0 million for ten consecutive trading days on or before May 13, 2020. Should we fail to demonstrate compliance with the MVLS continued listing requirement by that date, Nasdaq will issue a final delisting determination and we will be suspended from trading on the Nasdaq Stock Market. In order to maintain the listing of our common stock on The Nasdaq Capital Market, we must also regain compliance for all other continued listing standards within the applicable compliance period.

On March 27, 2020, we announced that we received a letter from the Nasdaq Listing Panel notifying us that our continued non-compliance with the minimum bid price of listed securities requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5450(a)(1) may serve as an additional basis for delisting our securities from Nasdaq. Previously, on September 27, 2019, we received notice from Nasdaq that we were not in compliance with the continued listing requirement to maintain a minimum bid price of $1.00. On April 16, 2020, Nasdaq issued Issuer Alert 2020-2 which granted temporary relief from the continued listing bid price and market value of publicly held shares listing requirements through June 30, 2020 in response to the COVID-19 pandemic and extraordinary market conditions. Accordingly, even if we regain compliance with the minimum MVLS requirement within the applicable compliance period, if we do not regain compliance with the $1.00 minimum bid price requirement prior to June 30, 2020, we may still be subject to a final delisting determination by Nasdaq.

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

Our outstanding senior secured convertible promissory notes and the Deerfield Warrant each include conversion or exercise, as applicable, price protection provision, pursuant to which the conversion or exercise, as applicable, price of each note or the Deerfield Warrant will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of (i) $5.85 per share, which represents the Deerfield Warrant's exercise price and the conversion price of our outstanding senior secured convertible promissory notes, or (ii) the closing sale price of our common stock as reported on The Nasdaq Capital Market on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, if we effect an "at the market offering", as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of our outstanding senior secured convertible promissory notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under the Current Purchase Agreement, the ATM Agreement or the September 2019 Exchange Agreement, as amended.

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

In September 2019, we entered into the September 2019 Exchange Agreement, which was subsequently amended in December 2019. Under the September 2019 Exchange Agreement, we issued an aggregate of 1,499,894 shares of our common stock and an aggregate of 1,576 shares of our Series B-1 Preferred Stock in exchange for the cancellation of an aggregate of $3,000,000 principal amount of our then outstanding convertible debt. As of March 31, 2020, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,996 shares of common stock. The September 2019 Exchange Agreement provides the Deerfield Lenders the option to exchange the principal amount of their outstanding senior secured convertible promissory notes  for shares of common stock or shares of our Series B-2 convertible preferred stock, subject to the terms and conditions set forth in the September 2019 Exchange Agreement. In December 2019, we amended the September 2019 Exchange Agreement, to, among other things, (i)  to allow the Deerfield Lenders to effect optional exchanges of all their outstanding senior secured convertible promissory notes under the terms of the September 2019 Exchange Agreement; (ii) amend the common stock exchange price under the September 2019 Exchange Agreement to be a per share price equal to the greater of (x) $0.60, subject to adjustment to reflect stock splits and similar events, or (y) the average of the volume-weighted average prices of our common stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange, (iii) provide that no more than 28,439,015 of shares of our common stock shall be issued pursuant to optional exchanges under the September 2019 Exchange Agreement (whether by common stock exchange or upon conversion of shares of Series B-2 convertible preferred stock), subject to adjustment to reflect stock splits and similar events and (iv) eliminate limitations regarding the timing and aggregate amount of principal which may be exchanged under the September 2019 Exchange Agreement. If the Deerfield Lenders choose to exchange any portion of their senior secured convertible promissory notes for shares of Series B-2 convertible preferred stock, such exchange will be effected at an exchange price of $1,000 per share.  As of March 31, 2020, there was an aggregate of 10,439,015 shares of our common stock issuable (i) in exchange of the then outstanding principal amount of our senior secured convertible promissory notes held by the Deerfield Lenders, or (ii) upon conversion of the Series B-2 convertible preferred stock issuable in exchange of the then outstanding principal amount of such senior secured convertible promissory notes.

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

As of March 31, 2020, we had federal net operating loss carryforwards of approximately $221.0 million, due to prior period losses, $138.1 million of which if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

For example, management identified a control deficiency as of December 31, 2019 regarding our ineffective controls over non-routine transactions that constituted a material weakness. For more information regarding the material weakness refer to our risk factor titled “In connection with preparation of our annual financial statements for the fiscal year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us” and Item 9A of our annual report on Form 10-K, filed with the SEC on February 28, 2020. We are still considering the full extent of the procedures to implement in order to remediate this material weakness. We can give no assurances that any additional material weakness will not arise in the future due to our failure to implement and maintain adequate internal controls over financial reporting. In addition, even if we are successful in strengthening our controls and procedures to resolve this material weakness, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

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

Date of Annual Meeting of Stockholders

The date of our 2020 annual meeting of stockholders, or the 2020 Annual Meeting, is scheduled for June 19, 2020, which will be more than 30 calendar days after the anniversary date of our 2019 annual meeting of stockholders. In accordance with Rule 14a-5(f) under the Exchange Act, we are hereby notifying our stockholders that April 23, 2020 was the deadline for submitting stockholder proposals for inclusion in our proxy statement for the 2020 Annual Meeting, either pursuant to Rule 14a-8 under the Exchange Act or outside the processes of Rule 14a-8 under the Exchange Act.  To be considered for inclusion in next year’s proxy materials, your proposal must be submitted in writing by March 21, 2021, to our Corporate Secretary at 1180 Celebration Boulevard, Suite 103, Celebration, FL 34747. If you wish to submit a proposal (including a director nomination) at the meeting that is not to be included in next year’s proxy materials, you must do so by March 21, 2021, but no earlier than February 20, 2021; provided, however that if next year's annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after June 19, 2021, your proposal must be submitted (i) not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting; or (ii) the tenth day following the day on which public announcement of the date of such meeting is first made. You are also advised to review our bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 5, 2018).
3.1.2	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.1.3	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
4.1	Reference is made to Exhibit 3.1, Exhibit 3.1.1, Exhibit 3.1.2, Exhibit 3.1.3 and Exhibit 3.2 hereof.
4.2	Senior Secured Convertible Note, dated as of January 13, 2020 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2020).
4.3	Registration Rights Agreement dated February 17, 2020 by and between the Registrant and Lincoln Park Capital Fund, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 18, 2020).
10.1	January 2020 Exchange Agreement, dated as of January 12, 2020, by and between KemPharm, Inc. and M. Kingdon Offshore Master Fund, LP (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 13, 2020).
10.2	Amendment to December 2019 Notes and Consent, dated as of January 12, 2020, by and among the Registrant and the signatories party thereto (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 13, 2020).
10.3	Agreement to Sublease, by and between KemPharm, Inc. and Ciber Global, LLC, dated as of January 15, 2020 (incorporate herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on February 28, 2020).
10.4	Purchase Agreement, dated February 17, 2020, by and between the KemPharm, Inc. and Lincoln Park Capital Fund, LLC. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 18, 2020).
10.5	Amendment to Senior Secured Convertible Notes and Amendment to Warrant, dated as of February 17, 2020, by and among Registrant and the noteholders party thereto (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 18, 2020).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Unaudited Condensed Statements of Changes in Stockholders' Deficit, (iv) Unaudited Condensed Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: May 13, 2020	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)