Form 10-Q
period 2020-06-30
KEMPHARM, INC
filed 2020-08-12
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(321) 939-3416
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address, and Former Fiscal Year if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	KMPH	None

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

Total shares of common stock outstanding as of August 11, 2020: 72,463,841

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,369	$3,217
Accounts and other receivables	2,093	1,865
Prepaid expenses and other current assets	603	1,552
Total current assets	9,065	6,634
Property and equipment, net	1,146	1,471
Operating lease right-of-use assets	1,404	1,537
Restricted cash	186	338
Other long-term assets	527	527
Total assets	$12,328	$10,507

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$4,729	$4,911
Current portion of convertible notes	67,271	—
Current portion of operating lease liabilities	309	284
Other current liabilities	240	236
Total current liabilities	72,549	5,431
Convertible notes, less current portion, net	—	77,343
Derivative and warrant liability	47	120
Operating lease liabilities, less current portion	1,755	1,901
Loans payable	781	—
Other long-term liabilities	59	168
Total liabilities	75,191	84,963

Commitments and contingencies (Note D)

Stockholders’ deficit:
Preferred stock:
Series A convertible preferred stock, $0.0001 par value, 9,578 shares authorized, 9,577 shares issued and no shares outstanding as of June 30, 2020 (unaudited) and December 31, 2019	—	—
Series B-1 convertible preferred stock, $0.0001 par value, 1,576 shares authorized, 1,576 shares issued and no shares outstanding as of June 30, 2020 (unaudited) and December 31, 2019	—	—
Series B-2 convertible preferred stock, $0.0001 par value, 27,000 shares authorized, no shares issued or outstanding as of June 30, 2020 (unaudited) and December 31, 2019	—	—
Undesignated preferred stock, $0.0001 par value, 9,961,846 shares authorized, no shares issued or outstanding as of June 30, 2020 (unaudited) and December 31, 2019	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 67,223,913 shares issued and outstanding as of June 30, 2020 (unaudited); 36,350,785 shares issued and outstanding as of December 31, 2019	7	4
Additional paid-in capital	187,739	171,254
Accumulated deficit	(250,609)	(245,714)
Total stockholders' deficit	(62,863)	(74,456)
Total liabilities and stockholders' deficit	$12,328	$10,507

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$6,908	$—	$8,997	$—
Operating expenses:
Royalty and direct contract acquisition costs	642	—	1,305	—
Research and development	1,954	4,803	4,080	13,334
General and administrative	1,719	2,989	3,964	5,827
Severance expense	—	—	830	—
Total operating expenses	4,315	7,792	10,179	19,161
Income (loss) from operations	2,593	(7,792)	(1,182)	(19,161)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(574)	(305)	(1,145)	(610)
Interest expense on principal	(1,197)	(1,232)	(2,457)	(2,461)
Fair value adjustment related to derivative and warrant liability	(3)	(21)	72	432
Interest and other income (expense), net	40	84	(183)	235
Total other expenses	(1,734)	(1,474)	(3,713)	(2,404)
Income (loss) before income taxes	859	(9,266)	(4,895)	(21,565)
Income tax benefit	—	9	—	17
Net income (loss)	$859	$(9,257)	$(4,895)	$(21,548)

Net income (loss) per share of common stock:
Basic	$0.01	$(0.33)	$(0.09)	$(0.78)
Diluted	$0.01	$(0.33)	$(0.09)	$(0.78)

Weighted average number of shares of common stock outstanding:
Basic	63,163,251	28,386,119	55,618,446	27,548,657
Diluted	63,164,403	28,386,119	55,618,446	27,548,657

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Equity
Balance as of January 1, 2020	$—	$—	$—	$—	$4	$171,254	$(245,714)	$(74,456)
Net loss	—	—	—	—	—	—	(5,754)	(5,754)
Stock-based compensation expense	—	—	—	—	—	1,029	—	1,029
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,112	—	1,112
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	2	9,598	—	9,600
Recognition of deferred offering costs in connection with equity line of credit	—	—	—	—	—	121	—	121
Offering expenses charged to equity	—	—	—	—	—	(327)	—	(327)
Balance as of March 31, 2020	—	—	—	—	6	182,787	(251,468)	(68,675)
Net income	—	—	—	—	—	—	859	859
Stock-based compensation expense	—	—	—	—	—	620	—	620
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,191	—	1,191
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	1	3,149	—	3,150
Offering expenses charged to equity	—	—	—	—	—	(92)	—	(92)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	84	—	84
Balance as of June 30, 2020	$—	$—	$—	$—	$7	$187,739	$(250,609)	$(62,863)

	Preferred Stock
	Series A
	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2019	$—	$—	$3	$154,623	$(221,192)	$(66,566)
Net loss	—	—	—	—	(12,291)	(12,291)
Stock-based compensation expense	—	—	—	1,290	—	1,290
Issuance of common stock in connection with equity line of credit	—	—	—	2,721	—	2,721
Change in estimated deferred offering costs	—	—	—	10	—	10
Balance as of March 31, 2019	—	—	3	158,644	(233,483)	(74,836)
Net loss	—	—	—	—	(9,257)	(9,257)
Stock-based compensation expense	—	—	—	1,317	—	1,317
Issuance of common stock in connection with equity line of credit	—	—	—	1,229	—	1,229
Balance as of June 30, 2019	$—	$—	$3	$161,190	$(242,740)	$(81,547)

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,895)	$(21,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,649	2,607
Non-cash interest expense	2,427	1,919
Amortization of debt issuance costs and debt discount	1,145	610
Depreciation and amortization expense	140	153
Fair value adjustment related to derivative and warrant liability	(72)	(432)
Change in estimated deferred offering costs	130	10
Loss on sublease and disposal of property and equipment	251	—
Consulting fees paid in stock	84	—
Change in assets and liabilities:
Accounts and other receivables	(228)	(33)
Prepaid expenses and other assets	520	767
Operating lease right-of-use assets	74	(1,718)
Accounts payable and accrued expenses	(945)	(2,399)
Operating lease liabilities	(121)	2,442
Other liabilities	12	(788)
Net cash provided by (used in) operating activities	171	(18,410)

Cash flows from investing activities:
Purchases of property and equipment	(7)	(17)
Maturities of marketable securities	—	3,260
Net cash (used in) provided by investing activities	(7)	3,243

Cash flows from financing activities:
Proceeds from equity line of credit	2,303	3,950
Proceeds from Payment Protection Program loan	781	—
Payment of deferred offering costs	(97)	—
Repayment of principal on finance lease liabilities	(117)	(104)
Payment of debt issuance costs	(34)	—
Net cash provided by financing activities	2,836	3,846
Net increase (decrease) in cash, cash equivalents and restricted cash	3,000	(11,321)
Cash, cash equivalents and restricted cash, beginning of period	3,555	19,119
Cash, cash equivalents and restricted cash, end of period	$6,555	$7,798

Supplemental cash flow information:
Cash paid for interest	$65	$2,455
2019 Notes principal converted to common stock	12,750	—
Commitment shares issued in connection with equity line of credit included in deferred offering costs	121	—
Deferred offering costs included in accounts payable and accrued expenses	—	105
Property and equipment included in accounts payable and accrued expenses	4	—

See accompanying notes to unaudited condensed financial statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.	Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through its proprietary Ligand Activated Therapy ("LAT®") technology. The Company utilizes its proprietary LAT technology to generate improved prodrug versions of U.S. Food and Drug Administration (the "FDA") approved drugs as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. The Company's prodrug product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder ("ADHD") and stimulant use disorder ("SUD"). The Company's co-lead clinical development candidates for the treatment of ADHD, KP415 and KP484, are both based on a prodrug of d-methylphenidate, but have differing duration/effect profiles. In addition, the Company has received FDA approval for APADAZ®, an immediate-release combination product containing benzhydrocodone, a prodrug of hydrocodone, and acetaminophen.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months after the date these unaudited condensed financial statements are issued. Based upon the Company's current operating plan and projected revenues, the Company believes its cash resources, including the funds received through the Payroll Protection Program ("PPP") (discussed below) will be sufficient to fund operating expense and capital investment requirements past the potential March 2, 2021 Prescription Drug User Fee Act ("PDUFA") date for the KP415 New Drug Application ("NDA") and up to the debt maturity date of March 31, 2021. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, the forebearance of the Company's lenders and additional financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents and restricted cash, as well as anticipated payments arising from the Company's license agreements and additional revenues received through potential consulting fee arrangements.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The Company cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on the Company’s liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on the Company’s liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for the Company to enroll patients in any future clinical trials or cause delays in the regulatory approval of the Company’s product candidates, including causing potential delay of the FDA’s review of the Company’s KP415 NDA. A portion of the Company's projected revenue is based upon the achievement of milestones in the KP415 License Agreement (as defined below) associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, the Company cannot predict what, if any, impact that the COVID-19 pandemic may have on the Company’s ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce the Company’s ability to secure debt or equity financing necessary to support the Company’s operations. The Company is unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows. The financial statements do not reflect any adjustments as a result of the COVID-19 pandemic.

On April 23, 2020 the Company received proceeds of $0.8 million from a loan (the "PPP Loan") under the PPP of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), a portion of which may be forgiven, which the Company intends to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the PPP Loan term. Thereafter, the Company would have been required to pay the lender equal monthly payments of principal and interest. Refer to Note C for a further discussion of the PPP Loan.

Entry into Prior Purchase Agreement

In February 2019, the Company entered into a purchase agreement (the “Prior Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company previously could sell to Lincoln Park up to $15.0 million of shares of common stock from time to time over the 36-month term of the Prior Purchase Agreement, and upon execution of the Prior Purchase Agreement the Company issued an additional 120,200 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the Prior Purchase Agreement. Concurrently with entering into the Prior Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Prior Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the Prior Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. The Prior Purchase Agreement was terminated in February 2020 in connection with entering into the Current Purchase Agreement (discussed below). Prior to the termination of the Prior Purchase Agreement, the Company sold 3,401,271 shares of common stock to Lincoln Park (exclusive of the 120,200 commitment shares) under the Prior Purchase Agreement for approximately $5.4 million in gross proceeds.

Entry into Current Purchase Agreement

In February 2020, the Company entered into a purchase agreement (the “Current Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $4.0 million of shares of common stock from time to time over the 12-month term of the Current Purchase Agreement, and upon execution of the Current Purchase Agreement the Company issued an additional 308,637 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the Current Purchase Agreement. Concurrently with entering into the Current Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Current Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the Current Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. In May 2020, the Company reached the maximum allowable shares to be issued under the Current Registration Statement of 9,268,182 shares (inclusive of the 308,637 commitment shares) as defined in Section 2(f)(i) of the Current Purchase Agreement and therefore cannot issue additional shares under the Current Purchase Agreement. As of June 30, 2020, the Company has sold 8,959,545 shares of common stock to Lincoln Park (exclusive of the 308,637 commitment shares) under the Current Purchase Agreement for approximately $2.3 million in gross proceeds.

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

In May 2020, the FDA accepted the Company’s NDA for KP415. Per the KP415 License Agreement, the Company received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA.

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

Reclassifications

During the third quarter of 2019, the Company began presenting accounts and other receivables as a separate line item on the unaudited condensed statements of cash flows. In prior periods, accounts and other receivables were reported within the prepaid expenses and other current assets line items in the unaudited condensed statements of cash flows. In accordance with U.S. GAAP, the change in current period presentation requires a  reclassification of prior period balances. The reclassification of prior period balances resulted in an increase in change in prepaid expenses and other assets of $33,000 on the Company's unaudited condensed statement of cash flows for the six month period ended June 30, 2019. This reclassification had no effect on the unaudited condensed balance sheets, unaudited condensed statements of operations and unaudited condensed statements of changes in stockholders' deficit.

Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”), starting January 1, 2018. However, the Company had no revenue until the third quarter of 2019.

Arrangements with Multiple-Performance Obligations

From time to time, the Company enters into arrangements for research and development, manufacturing and/or commercialization services. Such arrangements may require the Company to deliver various rights, services, including intellectual property rights/licenses, research and development services, and/or commercialization services. The underlying terms of these arrangements generally provide for consideration to the Company in the form of nonrefundable upfront license fees, development and commercial performance milestone payments, royalty payments, consulting fees and/or profit sharing.

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

In exchange for the exclusive, worldwide license, discussed above, Commave paid the Company a non-refundable upfront payment of $10.0 million. The Company is also entitled to additional payments from Commave of up to $63.0 million, conditioned upon the achievement of specified regulatory milestones related to KP415 and KP484. In May 2020, the FDA accepted the Company’s NDA for KP415. Per the KP415 License Agreement, the Company received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA. In addition, the Company is entitled to payments from Commave of up to $420.0 million in the aggregate, conditioned upon the achievement of certain U.S. sales milestones, which are dependent upon, among other things, the timing of approval for a new drug application for KP415 and its final approved label, if any. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement

Commave also agreed to be responsible for and reimburse the Company for all of development, commercialization and regulatory expenses incurred on the licensed products, subject to certain limitations as set forth in the KP415 License Agreement. As part of this agreement the Company is obligated to perform consulting services on behalf of Commave related to the licensed products. For these consulting services, Commave has agreed to pay the Company a set rate per hour on any consulting services performed on behalf of Commave for the benefit of the licensed products.

The KP415 License Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer / vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the KP415 License Agreement. Using the concepts of ASC 606, the Company identified the grant of the exclusive, worldwide license and the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, as its only two performance obligations at inception. The Company further determined that the transaction price, at inception, under the agreement was $10.0 million upfront payment plus the fair value of the Development Costs (as defined in the KP415 License Agreement) which was allocated among the performance obligations based on their respective related stand-alone selling price.

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

The consideration allocated to the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, was the fair value of the Development Costs (as defined in the KP415 License Agreement), which reflects the standalone selling price. The Company utilized a blended approach which took into consideration the adjusted market assessment approach and the expected cost plus a margin approach to determine this standalone selling price. This blended approach utilized the adjusted market approach and expected cost plus margin approach to value the performance of consulting services which included analyzing hourly rates of vendors in the a market who perform similar services to those of the Company to develop a range and then analyzing the average cost per hour of our internal resources and applying a margin which placed the value in the median of the previously identified range. For the reimbursement of out-of-pocket third-party research and development costs the Company utilized the expected cost plus a margin approach, which included estimating the actual out-of-pocket cost the Company expects to pay to third-parties for research and development costs and applying a margin, if necessary. The Company determined that no margin was necessary of these out-of-pocket third-party research and development costs as these are purely pass-through costs and the margin for managing these third-party activities is included within the value of the performance of consulting services. The Company determined that the performance of consulting services, including reimbursement of out-of-pocket third-party research and development costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable out-of-pocket third-party research and development costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity's right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity's performance completed to date. As discussed above, the combination of the standalone selling price of these consulting services and certain out-of-pocket third-party research and development costs for KP415 was the fair value of the Development Costs at inception. These Development Costs effectively created a cap on certain consulting services and out-of-pocket third-party research and development costs identified in the initial product development plan for KP415 which was anticipated at the inception date of the KP415 License Agreement. As of June 30, 2020, the Company has recognized all of the consulting services and out-of-pocket third-party research and development costs under this cap.

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

For example, in May 2020, the FDA accepted the Company’s NDA for KP415. Per the KP415 License Agreement, the Company received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA. Since the FDA accepted the Company's NDA for KP415 the constraint was removed and revenue recognized. The associated revenue was allocated among the two performance obligations identified at contract inception. Since both performance obligations were satisfied as of the end of the second quarter of 2020 the full $5.0 million payment was recognized as revenue during the second quarter of 2020.

For the three and six months ended June 30, 2020, the Company recognized revenue under the KP415 License Agreement of $5.6 million and $7.3 million, respectively. In accordance with the guidance provided in ASC 340-40, Contracts with Customers, the Company capitalized approximately $2.8 million of incremental costs incurred in obtaining the KP415 License Agreement and will amortize these costs as the revenue associated with the exclusive worldwide license, reimbursement of out-of-pocket third-party research and development costs and consulting services is recognized. As of June 30, 2020, the Company has recognized all of these incremental costs, $0.1 million and $0.8 million of which was recognized in the three and six months ended June 30, 2020, respectively, and are recorded in the line item titled royalty and direct contract acquisition costs in the unaudited condensed statement of operations. There was no revenue recognized, or associated direct contract acquisition costs for the three and six months ended June 30, 2019 related to the KP415 License Agreement. There was no deferred revenue related to this agreement as of June 30, 2020 or December 31, 2019.

Consulting Arrangements

From time to time, the Company enters into consulting arrangements with third-parties to provide research and development, manufacturing and/or commercialization services. Such arrangements may require the Company to deliver various rights, services, including research and development services, regulatory services and/or commercialization services. The underlying terms of these arrangements generally provide for consideration to the Company in the form of consulting fees and reimbursements of out-of-pocket third-party research and development, regulatory and commercial costs. For the three and six months ended June 30, 2020, the Company recognized revenue under consulting arrangements of $1.3 million and $1.7 million, respectively. There was no revenue recognized from consulting arrangements for the three and six months ended June 30, 2019. There was no deferred revenue from consulting arrangements as of June 30, 2020 or December 31, 2019.

Accounts and Other Receivables

Accounts and other receivables consists of receivables under the KP415 License Agreement, as well as receivables related to consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the KP415 License Agreement are recorded for amounts due to the Company related to reimbursable out-of-pocket third-party research and development costs and performance of consulting services. These receivables, as well as the receivables related to consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of June 30, 2020, the Company had receivables related to the KP415 License Agreement in the amount of $0.6 million and receivables related to consulting arrangements of $1.3 million. As of December 31, 2019, the Company had receivables related to the KP415 License Agreement in the amount of $1.6 million and receivables related to consulting arrangements of $0.1 million. As of June 30, 2020 and December 31, 2019 no reserve or allowance for doubtful accounts has been established.

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

As of June 30, 2020 and December 31, 2019, the Company had convertible notes outstanding, in the aggregate principal amounts, as follows (in thousands):

	June 30, 2020	December 31, 2019
Deerfield Convertible Note	$7,219	$6,981
2021 Notes	—	3,000
December 2019 Notes	58,716	70,218
January 2020 Note	3,081	—
Total outstanding principal on debt obligations	69,016	80,199
Less: debt issuance costs and discounts	(1,745)	(2,856)
Convertible notes, net	$67,271	$77,343

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

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,333 shares of common stock issuable upon conversion of the then outstanding Series A Preferred Stock (without giving effect to the limitation on conversion described below). As of June 30, 2020, all 9,577 shares of Series A Preferred Stock issued under the October 2018 Exchange Agreement have been converted into an aggregate 3,192,333 shares of the Company's common stock.

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

As of June 30, 2020, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,966 shares of common stock, and there were no shares of Series B-2 Preferred Stock outstanding.

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

The December 2019 Notes bear interest at 6.75% per annum. The December 2019 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $17.11 per share (which represents the conversion price of the 2021 Notes), subject to adjustment in accordance with the terms of the December 2019 Notes. As of the date of issuance, the December 2019 Notes were convertible, by their terms, into an aggregate of 4,174,051 shares of the Company’s common stock. The Company subsequently amended the December 2019 Notes to provide that such notes shall be convertible into shares of the Company's common stock at a conversion price of $5.85 per share (which represents the conversion price of the Deerfield Convertible Note). The conversion price of the December 2019 Notes will be adjusted downward if the Company issues or sells any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the December 2019 Notes' conversion price or the closing sale price of the Company’s common stock on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between the Company and the underwriters for such offering. However, if the Company effects an “at the market offering” as defined in Rule 415 of the Securities Act, of its common stock, the conversion price of the December 2019 Notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under (x) the Current Purchase Agreement, (y) the ATM Agreement, or (z) the September 2019 Exchange Agreement (as amended). Notwithstanding anything in the contrary in the December 2019 Notes, the anti-dilution adjustment of such notes shall not result in the conversion price of the December 2019 Notes being less than $0.583 per share. The December 2019 Notes are convertible at any time at the option of the holders thereof, provided that a holder of a December 2019 Note is prohibited from converting such note into shares of the Company’s common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. However, the December 2019 Note issued to DSC, due to the fact DSC was a beneficial owner of more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding, has a beneficial ownership cap equal to 19.985% of the total number of shares of the Company’s common stock then issued and outstanding. Pursuant to the December 2019 Notes, the December 2019 Holders have the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, in connection with a Major Transaction (as defined in the December 2019 Notes), which shall include, among others, any acquisition or other change of control of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time after March 31, 2021, shares of the Company’s common stock are not listed on an Eligible Market (as defined in the December 2019 Notes). The December 2019 Notes are subject to specified events of default, the occurrence of which would entitle the December 2019 Holders to immediately demand repayment of all outstanding principal and accrued interest on the December 2019 Notes. Such events of default include, among others, failure to make any payment under the December 2019 Notes when due, failure to observe or perform any covenant under the Deerfield Facility Agreement (as defined below) or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Deerfield Warrant, the December 2019 Notes or the Deerfield Convertible Note.

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

In connection with entering into the December 2019 Exchange Agreement, the Company also entered into an amendment (the “September 2019 Exchange Agreement Amendment”) to the September 2019 Exchange Agreement to, among other things, (i) amend and restate Annex I of the September 2019 Exchange Agreement to allow the Deerfield Lenders to effect optional exchanges of the December 2019 Notes and the Deerfield Convertible Note under the terms of the September 2019 Exchange Agreement; (ii) amend the common stock exchange price under the September 2019 Exchange Agreement to be a per share price equal to the greater of (x) $0.60, subject to adjustment to reflect stock splits and similar events, or (y) the average of the volume-weighted average prices of the Company’s common stock on each of the 15 trading days immediately preceding such exchange, (iii) provide that no more than 28,439,015 of shares of the Company’s common stock shall be issued pursuant to optional exchanges under the September 2019 Exchange Agreement (whether by common stock exchange or upon conversion of Series B-2 Shares (as defined in the September 2019 Exchange Agreement Amendment)), subject to adjustment to reflect stock splits and similar events and (iv) eliminate limitations regarding the timing and aggregate amount of principal which may be exchanged under the September 2019 Exchange Agreement. These changes in the September 2019 Exchange Agreement Amendment significantly modified the Optional Exchange Principal Amount, as such after giving effect to the September Exchange Agreement Amendment the Optional Exchange Principal Amount ceases to exist the new optional exchanges are referred to as the Deerfield Optional Conversion Feature.

In connection with entering into the September 2019 Amendment, the Company filed an amendment to the Series B-2 Certificate of Designation (the “Series B-2 Certificate of Designation Amendment”) with the Secretary of State of the State Delaware. The Series B-2 Certificate of Designation Amendment provides that each share of the Company’s Series B-2 preferred stock is convertible into shares of the Company’s common stock at a per share price equal to the common stock exchange price under the September 2019 Exchange Agreement, which equals the greater of (i) $0.60 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of the Company’s common stock on each of the 15 trading days immediately preceding such exchange.

As of June 30, 2020, the Deerfield Lenders have converted $14.0 million of principal under the December 2019 Notes into 23,250,000 shares of common stock.

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

PPP Loan

On April 23, 2020 the Company received proceeds of $0.8 million from the PPP Loan under the PPP of the recently enacted CARES Act, a portion of which may be forgiven, which the Company intends to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the PPP Loan term. Thereafter, the Company would have been required to pay the lender equal monthly payments of principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company  may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness was originally based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount was used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period would have qualified for forgiveness.

On June 5, 2020, President Trump signed into law the PPP Flexibility Act of 2020 (the "Flexibility Act"), which among other things provided the following important changes to the PPP:

●

Extended the covered period for loan forgiveness from eight weeks after the date of loan disbursement to 24 weeks after the date of loan disbursement, providing substantially greater flexibility for borrowers to qualify for loan forgiveness. Borrowers who had already received PPP loans retained the option to use an eight-week covered period.

●

Lowered the requirements that 75 percent of a borrower’s loan proceeds must be used for payroll costs and that 75 percent of the loan forgiveness amount must have been spent on payroll costs during the 24-week loan forgiveness covered period to 60 percent for each of these requirements. If a borrower uses less than 60 percent of the loan amount for payroll costs during the forgiveness covered period, the borrower will continue to be eligible for partial loan forgiveness, subject to at least 60 percent of the loan forgiveness amount having been used for payroll costs.

●

Provided a safe harbor from reductions in loan forgiveness based on reductions in full-time equivalent employees for borrowers that are unable to return to the same level of business activity the business was operating at before February 15, 2020, due to compliance with requirements or guidance issued between March 1, 2020 and December 31, 2020 by the Secretary of Health and Human Services, the Director of the Centers for Disease Control and Prevention, or the Occupational Safety and Health Administration, related to worker or customer safety requirements related to COVID–19.

●

Provided a safe harbor from reductions in loan forgiveness based on reductions in full-time equivalent employees, to provide protections for borrowers that are both unable to rehire individuals who were employees of the borrower on February 15, 2020, and unable to hire similarly qualified employees for unfilled positions by December 31, 2020.

●	Increased to five years the maturity of PPP loans that are approved by the U.S. Small Business Administration (the "SBA") (based on the date SBA assigns a loan number) on or after June 5, 2020.
●

Extended the deferral period for borrower payments of principal, interest, and fees on PPP loans to the date that SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period).

Based on the changes provided by the Flexibility Act the Company plans to take advantage of (i) the extended covered period for loan forgiveness from eight weeks to 24 weeks, (ii) the lowered requirement that a certain percentage of loan proceeds must be used for payroll costs from 75 percent to 60 percent, (iii) the extended deferral period for payments of principal, interest and fees from six months after loan disbursement to 10 months after the SBA remits the borrower's loan forgiveness amount to the lender and (iv) take advantage of an safe harbor provisions as applicable. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. Based on the changes provided by the Flexibility Act the Company expects that substantially all of the PPP loan will be forgiven, however, the Company cannot provide any assurance that the Company will be eligible for loan forgiveness, that the Company will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of June 30, 2020 and December 31, 2019, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of June 30, 2020 and December 31,  2019, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 1,576 shares were designated as Series B-1 Preferred Stock and 27,000 shares were designated as Series B-2 Preferred Stock. Of the designated preferred stock 9,577 shares of Series A Preferred Stock and 1,576 shares of Series B-1 Preferred Stock were issued as of June 30, 2020 and December 31, 2019. No shares of Series A Preferred Stock or Series B-1 Preferred Stock were outstanding as of June 30, 2020 and December 31, 2019. No shares of Series B-2 Preferred Stock were issued or outstanding as of June 30, 2020 and December 31, 2019.

In October 2018, the Company entered into the October 2018 Exchange Agreement. Under the October 2018 Exchange Agreement the Company issued to the Holders 9,577 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,333 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below), and as of June 30, 2020 all issued shares of Series A Preferred Stock had been converted into shares of common stock.

In September 2019, the Company entered into the September 2019 Exchange Agreement. Under the September 2019 Exchange Agreement the Company issued to the Holders 1,576 shares of Series B-1 Preferred Stock. Each share of Series B-1 Preferred Stock had an aggregate stated value of $1,000 and was convertible into shares of common stock at a price equal to the greater of (i) $0.9494, or (ii) the average of the volume-weighted average price of the Common Stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the September 2019 Exchange Agreement, there were an aggregate of 1,659,996 shares of common stock issuable upon conversion of the Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). The Series B Preferred Stock is convertible at any time at the option of the Holders; provided that the Holders are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members of such Holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of the Company entitled to share in such remaining assets of the Company (including Series A Preferred Stock on an as-converted basis. With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock, if any is then outstanding, and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into Common Stock in accordance with the applicable Certificate of Designation. As of June 30, 2020, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,996 shares of common stock.

F.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of June 30, 2020 and December 31, 2019, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 67,223,913 and 36,350,785 shares of common stock were issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company had reserved authorized shares of common stock for future issuance as follows:

	June 30, 2020	December 31, 2019
Conversion of Deerfield Convertible Note	1,254,682	1,213,606
Conversion of 2021 Notes	—	175,336
Conversion of January 2020 Note	535,513	—
Conversion of December 2019 Notes not subject to the Deerfield Optional Conversion Feature	9,677,740	3,186,770
Outstanding awards under equity incentive plans	5,697,534	5,192,222
Outstanding common stock warrants	2,423,077	2,423,077
In exchange for the Deerfield Optional Conversion Feature*	5,189,015	26,439,015
Possible future issuances under the equity line of credit	—	9,553,046
Possible future issuances under equity incentive plans	803,473	84,616
Total common shares reserved for future issuance	25,581,034	48,267,688

* Common Stock issuable (i) in exchange of the Deerfield Optional Conversion Feature, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Deerfield Optional Conversion Feature

Common Stock Activity

The following table summarizes common stock activity for the six months ended June 30, 2020:

Shares of Common Stock
Balance as of December 31, 2019	36,350,785
Common stock issued under equity line of credit	4,308,637
Restricted stock vested during the period	60,922
Common stock issued as compensation to third-parties	39,767
Common stock issued as a result of Deerfield Optional Conversion Feature conversion	16,000,000
Balance as of March 31, 2020	56,760,111
Common stock issued under equity line of credit	4,959,545
Restricted stock vested during the period	64,277
Common stock issued as compensation to third-parties	189,980
Common stock issued as a result of Deerfield Optional Conversion Feature conversion	5,250,000
Balance as of June 30, 2020	67,223,913

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

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 6,530,725 as of June 30, 2020. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2020, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,454,031 shares.

During 2020, the Company granted to certain consultants fully vested restricted stock awards ("RSAs") under the 2014 Plan. The RSAs were granted as compensation in accordance with each consultants consulting agreement for services performed during the first half of 2020. For the three and six months ended June 30, 2020, RSAs were granted for a total of 64,277 and 125,199 shares of common stock.

During the second quarter of 2019, the Company granted to each non-employee member of the Company's board of directors (each a "non-employee Director") two separate fully vested RSAs under the 2014 Plan. The RSAs were granted in lieu of the quarterly cash compensation payable under the Company's Third Amended and Restated Non-Employee Director Compensation Policy to each non-employee Director for service as a member of the Company's board of directors, and applicable committees thereof, for the first and second quarters of 2019. For the three and six months ended June 30, 2019, RSAs were granted for a total of 81,720 shares of common stock.

During the three and six months ended June 30, 2020 and 2019, no stock options were exercised.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Research and development	$345	$363	$591	$796
General and administrative	275	954	638	1,811
Severance expense	—	—	420	—
Total stock-based compensation expense	$620	$1,317	$1,649	$2,607

There was $0.3 million of stock-based compensation expense related to performance-based awards recognized during the three and six months ended June 30, 2020. There was no stock-based compensation expense related to performance-based awards recognized during the three or six months ended June 30, 2019.

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

The fair value of the Deerfield Convertible Note was $6.5 million and $6.0 million, respectively, as of June 30, 2020 and December 31, 2019. The fair value of the December 2019 Notes was $52.6 million and $57.0 million, respectively, as of June 30, 2020 and December 31, 2019. The fair value of the January 2020 Note was $2.8 million as of June 30, 2020 and the fair value of the 2021 Notes was $2.4 million as of  December 31, 2019. The Deerfield Convertible Note, December 2019 Notes, January 2020 Note and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note and December 2019 Notes as of June 30, 2020 and December 31, 2019. The Company also used a Tsiveriotis-Fernandes model to value the January 2020 Note as of June 30, 2020 and the 2021 Notes as of  December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2020 and December 31, 2019 (in thousands):

	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$38	$—	$—	$38
Embedded Warrant Put Option	—	—	—	—
Deerfield Note Put Option	—	—	—	—
KVK Warrant liability	9	—	9	—
Total liabilities	$47	$—	$9	$38

	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$77	$—	$—	$77
Embedded Warrant Put Option	19	—	—	19
Deerfield Note Put Option	—	—	—	—
Fundamental change and make-whole interest provisions embedded within 2021 Notes	—	—	—	—
KVK Warrant liability	24	—	24	—
Total liabilities	$120	$—	$24	$96

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, embedded Deerfield Note Put Option and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are measured at fair value on a recurring basis. As of June 30, 2020 and December 31, 2019, the Deerfield Warrant liability, embedded Warrant Put Option and embedded Deerfield Note Put Option are reported on the unaudited condensed balance sheets in derivative and warrant liability. As of December 31, 2019, the fundamental change and make-whole interest provisions embedded in the 2021 Notes is reported on the balance sheet in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Put Option as of June 30, 2020 and December 31, 2019. The Company also used a Monte Carlo simulation to value the fundamental change and make-whole interest provisions embedded in the 2021 Notes as of December 31, 2019. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Put Option are reflected in the unaudited condensed statements of operations for the three and six months ended June 30, 2020 and 2019 as a fair value adjustment related to derivative and warrant liability. In addition, changes in the fair value of the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reflected in the unaudited condensed statements of operations for the three and six months ended June 30, 2019 as a fair value adjustment related to derivative and warrant liability.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of June 30, 2020 and December 31, 2019, the KVK Warrant liability is reported on the unaudited condensed balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the unaudited condensed statements of operations for the three and six months ended June 30, 2020 and 2019 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance as of beginning of period	$38	$1,421	$96	$1,845
Adjustment to fair value	—	16	(58)	(408)
Balance as of end of period	$38	$1,437	$38	$1,437

I.	Net Loss Per Share

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

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and six months ended June 30, 2019 because the effects of potentially dilutive items were anti-dilutive for the respective periods. For the three and six months ended June 30, 2020, certain dilutive items were anti-dilutive for the period and are presented in the table immediately below. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Deerfield Convertible Note	1,254,682	1,167,302	1,254,682	1,167,302
2021 Notes	—	4,481,182	—	4,481,182
January 2020 Note	535,513	—	535,513	—
December 2019 Notes*	14,866,755	—	14,866,755	—
Awards under equity incentive plans	5,682,534	5,067,069	5,697,534	5,067,069
Common stock warrants	2,423,077	2,423,077	2,423,077	2,423,077
Series A Convertible Preferred Stock	—	1,112,334	—	1,112,334
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	24,762,561	14,250,964	24,777,561	14,250,964

* Inclusive of 5,189,015 shares of Common Stock issuable (i) in exchange of the Deerfield Optional Conversion Feature, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Deerfield Optional Conversion Feature.

The items which were dilutive for the three and six months ended June 30, 2020 are included in the reconciliation of basic net income (loss) per share of common stock to diluted net income (loss) per share of common stock below.

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Basic net income (loss) per share of common stock:
Net income (loss)	$859	$(4,892)
Less: Net income (loss) attributable to participating securities	(26)	—
Net income (loss) attributable to shares of common stock	833	(4,892)
Less: Dividends declared or accumulated	—	—
Undistributed net income (loss) attributable to shares of common stock, basic	$833	$(4,892)
Weighted average number of shares of common stock outstanding	63,163	55,618
Basic net income (loss) per share of common stock	$0.01	$(0.09)
Diluted net income (loss) per share of common stock:
Net income (loss)	$833	$(4,892)
Less: Fair value adjustment income related to Deerfield Warrant liability and embedded warrant put option	—	(38)
Less: Fair value adjustment income related to Embedded Warrant Put Option	—	(19)
Less: Fair value adjustment income related to KVK Warrant liability	3	(17)
Net income (loss) attributable to shares of common stock, diluted	$836	$(4,966)
Weighted average number of shares of common stock outstanding	63,163	55,618
Dilutive effect of common stock options	1	—
Dilutive effect of Deerfield Warrant	—	—
Dilutive effect of KVK Warrant	—	—
Weighted average number of shares of common stock outstanding, diluted	63,164	55,618
Diluted net income (loss) per share of common stock	$0.01	$(0.09)

J.	Severance Expense

In February 2020, the Company eliminated the chief business officer role and Gordon K. Johnson separated from the Company. In connection with his separation, Mr. Johnson is entitled to severance benefits as documented in his Amended and Restated Employment Agreement entered into in June 2015. The severance benefits consist of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $0.4 million related to the acceleration of vesting on unvested shares subject to certain stock options. These severance benefits are presented as severance expense in the unaudited condensed statements of operations for the six months ended June 30, 2020. As of June 30, 2020, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.2 million. As of June 30, 2020, there was no accrued severance. For the three months ended June 30, 2020 and three and six months ended June 30, 2019 there was no severance expense.

K.	Leases

The Company has operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. The Company's leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year. In February 2020, the Company agreed to sublease office space in Florida, comprised of one of the two contiguous suites, under a non-cancelable operating lease, which expires in February 2026.

The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Cost	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$30	$30	$61	$61
Interest on lease liabilities	7	11	15	22
Total finance lease cost	37	41	76	83
Operating lease cost	92	124	181	248
Short-term lease cost	54	58	111	115
Variable lease cost	13	6	27	21
Less: sublease income	(40)	(25)	(53)	(50)
Total lease costs	$156	$204	$342	$417

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$15	$22
Financing cash flows from finance leases	117	104
Operating cash flows from operating leases	221	217
Operating cash flows from short-term leases	111	115
Operating cash flows from variable lease costs	27	21

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$737
Operating leases	20	1,852

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	June 30,	December 31,
	2020	2019
Finance Leases
Property and equipment, at cost	$1,013	$1,013
less: accumulated depreciation and amortization	(460)	(398)
Property and equipment, net	$553	$615

Other current liabilities	$240	$236
Other long-term liabilities	47	168
Total finance lease liabilities	$287	$404

Operating Leases
Operating lease right-of-use assets	$1,404	$1,537
Total operating lease right-of-use assets	$1,404	$1,537

Current portion of operating lease liabilities	$309	$284
Operating lease liabilities, less current portion	1,755	1,901
Total operating lease liabilities	$2,064	$2,185

Weighted Average Remaining Lease Term
Finance leases (years)	1	2
Operating leases (years)	5	6

Weighted Average Discount Rate
Finance leases	7.7%	7.7%
Operating leases	7.5%	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2020 (excluding the six months ended June 30, 2020)	$128	$226
2021	163	460
2022	11	463
2023	—	472
2024	—	484
Thereafter	—	420
Total lease payments	302	2,525
Less: future interest expense	(15)	(461)
Lease liabilities	$287	$2,064

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT®, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our prodrug product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, and stimulant use disorder, or SUD. Our co-lead clinical development candidates for the treatment of ADHD, KP415 and KP484, are both based on a prodrug of d-methylphenidate, or d-MPH, but have differing duration/effect profiles. Our preclinical product candidate for the treatment of SUD is KP879, based on a prodrug of d-MPH. In September 2019, we entered into a Collaboration and License Agreement, or the KP415 License Agreement, with Commave Therapeutics SA, an affiliate of Gurnet Point Capital, or Commave. Under the KP415 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing serdexmethylphenidate, or SDX, and d-MPH, including KP415 and KP484. In addition, we have announced our commercial partnership with KVK Tech, Inc., or KVK, of APADAZ®, an FDA approved immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, and through potential consulting arrangements and any other future arrangements we might enter into related to one of our other product candidates. To date, we have generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, of which we paid Aquestive Therapeutics, or Aquestive, $1.0 million as a royalty payment, a regulatory milestone payment of $5.0 million following the FDA's acceptance of the KP415 new drug application, or NDA, of which we paid Aquestive $0.5 million as a royalty payment, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services and revenues received through consulting arrangements. In May 2020, the FDA accepted our NDA for KP415.

We have had recurring negative cash flows from operations and, as of June 30, 2020, had an accumulated deficit of $250.6 million and a net working capital (current assets less current liabilities) deficit of $63.5 million. Our cash flows from operations for the six months ended June 30, 2020 and 2019 were $0.2 million of net cash provided by operations and $18.4 million of net cash used in operations, respectively.

We expect to continue to incur significant expenses and minimal positive net cash flows from operations or negative net cash flows from operations for the foreseeable future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will fluctuate substantially as we:

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

Our recurring negative cash flows from operations, net working capital (current assets less current liabilities) deficit and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only sources of revenues will be through payments arising from our license agreements with KVK and Commave, and through potential consulting arrangements and any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our Product Candidates and Approved Products

We have employed our proprietary LAT technology to create a portfolio of product candidates and approved products that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs.

A selection of our product candidates and approved products are summarized in the table below:

Selected KemPharm Partnered and Optioned Assets

Product Candidate
Parent Drug (Effect Profile)	/ Product	Development	Key
(Indication)	(Status)	Status	Milestone
Methylphenidate (ER) (ADHD)	KP415 (Partnered)	Clinical	Potential PDUFA Date - March 2021
Methylphenidate (ER) (ADHD)	KP484 (Partnered)	Clinical	Initiation of Pivotal Efficacy Trial - 2021
Methylphenidate (ER)* (SUD)	KP879 (Optioned)	Preclinical	IND Submission - 2021
Hydrocodone/APAP (IR) (Pain)	APADAZ (Partnered)	FDA Approved	Initial Adoption Milestone from KVK - 2021

* This product candidate is subject to an option in favor of Commave under the terms of the KP415 License Agreement, but is not currently licensed to Commave, thereunder.

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

Pursuant to the KP415 License Agreement, Commave paid us an upfront payment of $10.0 million and agreed to pay up to $63.0 million in milestone payments upon the occurrence of specified regulatory milestones related to the KP415 and KP484. In addition, Commave agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420.0 million in the aggregate, depending, among other things, on timing of approval for a new drug applicable for KP415 and its final approved label, if any. In May 2020, the FDA accepted our NDA for KP415. Per the KP415 License Agreement, we received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA. Further, Commave will pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

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

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by KP415, KP484 or KP879, and any product candidates containing SDX, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party, the commercialization of KP415, KP484 or KP879 and the portion of any consideration that is attributable to the value of KP415, KP484 or KP879 and paid to us or our stockholders in a change of control transaction. In connection with the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment we received in the third quarter of 2019 and the regulatory milestone payment we received in the second quarter of 2020.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Period-to-
	2020	2019	Period Change
Revenue	$6,908	$—	$6,908
Operating expenses:
Royalty and direct contract acquisition costs	642	—	642
Research and development	1,954	4,803	(2,849)
General and administrative	1,719	2,989	(1,270)
Total operating expenses	4,315	7,792	(3,477)
Income (loss) from operations	2,593	(7,792)	10,385
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(574)	(305)	(269)
Interest expense on principal	(1,197)	(1,232)	35
Fair value adjustment related to derivative and warrant liability	(3)	(21)	18
Interest and other income, net	40	84	(44)
Total other expenses	(1,734)	(1,474)	(260)
Income (loss) before income taxes	859	(9,266)	10,125
Income tax benefit	—	9	(9)
Net income (loss)	$859	$(9,257)	$10,116

Net Income (Loss)

Net income for the three months ended June 30, 2020 was $0.9 million, an increase of $10.1 million compared to a net loss for the three months ended June 30, 2019 of $9.3 million. The increase was primarily attributable to an increase in income (loss) from operations of $10.4 million, partially offset by an increase in net interest expense and other items of $0.3 million.

Revenue

Revenue for the three months ended June 30, 2020 was $6.9 million, which was comprised of a regulatory milestone payment of $5.0 million received upon the acceptance of the KP415 NDA by the FDA, $0.5 million of consulting fees earned and $0.1 million of reimbursements for out-of-pocket third-party research and development costs related to the KP415 License Agreement and $1.0 million of consulting fees earned and $0.3 million of reimbursements for out-of-pocket third-party costs related to consulting arrangements. We had no revenue in the three months ended June 30, 2019.

Royalty and Direct Contract Acquisition Costs

Royalties and direct contract acquisition costs for the three months ended June 30, 2020 was $0.6 million, which was comprised of a royalty payment of $0.5 million paid to Aquestive related to the regulatory milestone discussed above and contract costs of $0.1 million which are directly attributable to the revenue recognized under the KP415 License Agreement for the period. We had no royalties and direct contract acquisition costs for the three months ended June 30, 2019.

Research and Development

Research and development expenses decreased by $2.8 million, from $4.8 million for the three months ended June 30, 2019, to $2.0 million for the three months ended June 30, 2020. This decrease was primarily attributable to a decrease in net third-party research and development costs, personnel-related costs and other miscellaneous research and development expenses.

General and Administrative

General and administrative expenses decreased by $1.3 million, from $3.0 million for the three months ended June 30, 2019, to $1.7 million for the three months ended June 30, 2020. This decrease was primarily attributable to a decrease in personnel-related costs and other miscellaneous general and administrative costs.

Other (Expense) Income

Other expenses increased by $0.3 million, from $1.5 million for the three months ended June 30, 2019, to $1.7 million for the three months ended June 30, 2020. This period-to-period increase in expense was primarily attributable to an increase in net interest expense and other items of $0.3 million.

Comparison of the six months ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30,		Period-to-
	2020	2019	Period Change
Revenue	$8,997	$—	$8,997
Operating expenses:
Royalty and direct contract acquisition costs	1,305	—	1,305
Research and development	4,080	13,334	(9,254)
General and administrative	3,964	5,827	(1,863)
Severance expense	830	—	830
Total operating expenses	10,179	19,161	(8,982)
Loss from operations	(1,182)	(19,161)	17,979
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(1,145)	(610)	(535)
Interest expense on principal	(2,457)	(2,461)	4
Fair value adjustment related to derivative and warrant liability	72	432	(360)
Interest and other (expense) income, net	(183)	235	(418)
Total other expenses	(3,713)	(2,404)	(1,309)
Loss before income taxes	(4,895)	(21,565)	16,670
Income tax benefit	—	17	(17)
Net loss	$(4,895)	$(21,548)	$16,653

Net Loss

Net loss for the six months ended June 30, 2020 was $4.9 million, a decrease of $16.7 million compared to a net loss for the six months ended June 30, 2019 of $21.5 million. The decrease was primarily attributable to a decrease in loss from operations of $18.0 million, partially offset by a decrease in fair value adjustment income related to derivative and warrant liability of $0.4 million and an increase in net interest expense and other items of $0.9 million.

Revenue

Revenue for the six months ended June 30, 2020 was $9.0 million, which was comprised of a regulatory milestone payment of $5.0 million received upon the acceptance of the KP415 NDA by the FDA, $1.8 million of consulting fees earned and $0.5 million of reimbursements for out-of-pocket third-party research and development costs related to the KP415 License Agreement and $1.4 million of consulting fees earned and $0.3 million of reimbursements for out-of-pocket third-party costs related to consulting arrangements. We had no revenue in the six months ended June 30, 2019.

Royalty and Direct Contract Acquisition Costs

Royalties and direct contract acquisition costs for the six months ended June 30, 2020 was $1.3 million, which was comprised of a royalty payment of $0.5 million paid to Aquestive related to the regulatory milestone discussed above and contract costs of $0.8 million which are directly attributable to the revenue recognized under the KP415 License Agreement for the period. We had no royalties and direct contract acquisition costs for the six months ended June 30, 2019.

Research and Development

Research and development expenses decreased by $9.3 million, from $13.3 million for the six months ended June 30, 2019, to $4.1 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in net third-party research and development costs, personnel-related costs and other miscellaneous research and development expenses.

General and Administrative

General and administrative expenses decreased by $1.9 million, from $5.8 million for the six months ended June 30, 2019, to $4.0 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in personnel-related costs and other miscellaneous general and administrative costs.

Severance Expense

Severance expense of $0.8 million was recognized for the six months ended June 30, 2020 due to the termination of our chief business officer in February 2020. Severance expense is comprised of $0.4 million of personnel and other related charges and $0.4 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination. We had no severance expense in the six months ended June 30, 2019.

Other (Expense) Income

Other expenses increased by $1.3 million, from $2.4 million for the six months ended June 30, 2019, to $3.7 million for the six months ended June 30, 2020. This period-to-period increase in expense was primarily attributable to a decrease in fair value adjustment income related to derivative and warrant liability of $0.4 million and an increase in net interest expense and other items of $0.9 million.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2020, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital Fund, LLC, or Lincoln Park, and from revenue received under the KP415 License Agreement and consulting arrangements. As of June 30, 2020, we had cash and cash equivalents of $6.4 million and restricted cash of $0.2 million.

We filed a registration statement on Form S-3 covering the sale from time to time of up to $150.0 million of our common stock, preferred stock, debt and/or warrants, which was declared effective by the Securities and Exchange Commission, or SEC, on October 17, 2016, or the Prior Registration Statement. In October 2019, we filed a registration statement on Form S-3 covering the sale from time to time of up to $80.0 million of our common stock, preferred stock, and debt and/or warrants, which was declared effective by the SEC on April 10, 2020, or the Current Registration Statement. Effective April 10, 2020, we ceased making any sales under the Prior Registration Statement.

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

In September 2019, we entered into the KP415 License Agreement with Commave and Commave paid us a non-refundable upfront payment of $10.0 million. In May 2020, the FDA accepted our NDA for KP415. Per the KP415 License Agreement, we received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA.

In February 2020, we entered into the Current Purchase Agreement with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time to time over the 12-month term of the Current Purchase Agreement, and upon execution of the Current Purchase Agreement we issued an additional 308,637 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Current Purchase Agreement. Concurrently with entering into the Current Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Current Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. In May 2020, we reached the maximum allowable shares to be issued under the Current Registration Statement of 9,268,182 shares (inclusive of the 308,637 commitment shares) as defined in Section 2(f)(i) of the Current Purchase Agreement and therefore we cannot issue additional shares under the Current Purchase Agreement. As of June 30, 2020, we have sold 8,959,545 shares of common stock (exclusive of the 308,637 commitment shares previously issued to Lincoln Park) under the Current Purchase Agreement for approximately $2.3 million in gross proceeds.

We have had recurring negative operating cash flows and, as of June 30, 2020, had an accumulated deficit of $250.6 million and a net working capital (current assets less current liabilities) deficit of $63.5 million. We anticipate that we will continue to incur minimal positive net cash flows from operations or negative net cash flows from operations for at least the next several years. Our recurring negative operating cash flows, net working capital (current assets less current liabilities) deficit and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only sources of revenue will be through payments arising from our license agreements with KVK and Commave, or through potential consulting arrangements and any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates, including causing potential delay of the FDA’s review of our KP415 NDA. A portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

On April 23, 2020 we received proceeds of $0.8 million from a loan, or the PPP Loan, under the Paycheck Protection Program, or the PPP, of the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the PPP Loan term. Thereafter, we would have been required to pay the lender equal monthly payments of principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we  may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness was originally based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount was used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period would have qualified for forgiveness.

On June 5, 2020, President Trump signed into law the PPP Flexibility Act of 2020, or the Flexibility Act, which among other things provided the following important changes to the PPP:

●

Extended the covered period for loan forgiveness from eight weeks after the date of loan disbursement to 24 weeks after the date of loan disbursement, providing substantially greater flexibility for borrowers to qualify for loan forgiveness. Borrowers who had already received PPP loans retained the option to use an eight-week covered period.

●

Lowered the requirements that 75 percent of a borrower’s loan proceeds must be used for payroll costs and that 75 percent of the loan forgiveness amount must have been spent on payroll costs during the 24-week loan forgiveness covered period to 60 percent for each of these requirements. If a borrower uses less than 60 percent of the loan amount for payroll costs during the forgiveness covered period, the borrower will continue to be eligible for partial loan forgiveness, subject to at least 60 percent of the loan forgiveness amount having been used for payroll costs.

●

Provided a safe harbor from reductions in loan forgiveness based on reductions in full-time equivalent employees for borrowers that are unable to return to the same level of business activity the business was operating at before February 15, 2020, due to compliance with requirements or guidance issued between March 1, 2020 and December 31, 2020 by the Secretary of Health and Human Services, the Director of the Centers for Disease Control and Prevention, or the Occupational Safety and Health Administration, related to worker or customer safety requirements related to COVID–19.

●

Provided a safe harbor from reductions in loan forgiveness based on reductions in full-time equivalent employees, to provide protections for borrowers that are both unable to rehire individuals who were employees of the borrower on February 15, 2020, and unable to hire similarly qualified employees for unfilled positions by December 31, 2020.

●	Increased to five years the maturity of PPP loans that are approved by the U.S. Small Business Administration, or the SBA, (based on the date SBA assigns a loan number) on or after June 5, 2020.
●

Extended the deferral period for borrower payments of principal, interest, and fees on PPP loans to the date that SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period).

Based on the changes provided by the Flexibility Act we plan to take advantage of (i) the extended covered period for loan forgiveness from eight weeks to 24 weeks, (ii) the lowered requirement that a certain percentage of loan proceeds must be used for payroll costs from 75 percent to 60 percent, (iii) the extended deferral period for payments of principal, interest and fees from six months after loan disbursement to 10 months after the SBA remits the borrower's loan forgiveness amount to the lender and (iv) take advantage of an safe harbor provisions as applicable. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. Based on the changes provided by the Flexibility Act we expect that substantially all of the PPP loan will be forgiven, however, we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

Convertible Debt

As of June 30, 2020, we had $69.0 million of convertible notes outstanding, consisting of senior secured convertible promissory notes issued, under our multi-tranche credit facility, or the Deerfield Facility Agreement, with Deerfield Private Design Fund III, L.P., or Deerfield, (i) in June 2014, or the Deerfield Convertible Note (as described below), in the principal amount of $7.2 million, (ii) in December 2019, or the December 2019 Notes (as described below), in the aggregate principal amount of $58.7 million and (iii) in January 2020, or the January 2020 Note (as described below), in the principal amount of $3.1 million.

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

The 2021 Notes were issued pursuant to an indenture, dated as of February 9, 2016, or the indenture, between us and U.S. Bank National Association, as trustee. Interest on the 2021 Notes was payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2016, at a rate of 5.50% per year. The 2021 Notes originally matured on February 1, 2021 unless earlier converted or repurchased.

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

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, an aggregate of 3,192,333 shares of common stock were issuable upon conversion of the Series A Preferred Stock. As of June 30, 2020, all 9,577 shares of Series A Preferred Stock issued under the October 2018 Exchange Agreement have been converted into an aggregate 3,192,333 shares of our common stock.

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

The Series B Preferred Stock is convertible at any time at the option of the Deerfield Lenders; provided that the Deerfield Lenders are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holders (together with certain affiliates and “group” members of such holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of our liquidation, dissolution or winding up, the Deerfield Lenders will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of our assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of us entitled to share in such remaining assets of us (including our Series A Preferred Stock on an as-converted basis. With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock, if any is outstanding, and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving our organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that we fail to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into common stock in accordance with the applicable Certificate of Designation.

As of June 30, 2020, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,996 shares of common stock, and there were no shares of Series B-2 Preferred Stock outstanding.

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

The December 2019 Notes bear interest at 6.75% per annum. The December 2019 Notes were originally convertible into shares of our common stock at an initial conversion price of $17.11 per share (which represents the conversion price of the 2021 Notes), subject to adjustment in accordance with the terms of the December 2019 Notes. As of the date of issuance, the December 2019 Notes were convertible, by their terms, into an aggregate of 4,174,051 shares of our common stock. We subsequently amended the December 2019 Notes to provide that such notes shall be convertible into shares of our common stock at a conversion price of $5.85 per share (which represents the conversion price of the Deerfield Convertible Note). The conversion price of the December 2019 Notes will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the December 2019 Notes’ conversion price or the closing sale price of our common stock on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. However, if we effect an “at the market offering” as defined in Rule 415 of the Securities Act or 1933, as amended, or the Securities Act, of our common stock, the conversion price of the December 2019 Notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under (x) the Current Purchase Agreement, (y) ATM Agreement, or (z) the September 2019 Exchange Agreement (as amended). Notwithstanding anything in the contrary in the December 2019 Notes, the anti-dilution adjustment of such notes shall not result in the conversion price of the December 2019 Notes being less than $0.583 per share. The December 2019 Notes are convertible at any time at the option of the holders thereof, provided that a holder of a December 2019 Note is prohibited from converting such note into shares of our common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. However, the December 2019 Note issued to DSC, due to the fact DSC was a beneficial owner of more than 4.985% of the total number of shares of our common stock then issued and outstanding, has a beneficial ownership cap equal to 19.985% of the total number of shares of our common stock then issued and outstanding. Pursuant to the December 2019 Notes, the December 2019 Holders have the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, in connection with a Major Transaction (as defined in the December 2019 Notes), which shall include, among others, any acquisition or other change of control of the company; our liquidation, bankruptcy or other dissolution; or if at any time after March 31, 2021, shares of our common stock are not listed on an Eligible Market (as defined in the December 2019 Notes). The December 2019 Notes are subject to specified events of default, the occurrence of which would entitle the December 2019 Holders to immediately demand repayment of all outstanding principal and accrued interest on the December 2019 Notes. Such events of default include, among others, failure to make any payment under the December 2019 Notes when due, failure to observe or perform any covenant under the Deerfield Facility Agreement or the other transaction documents related thereto (subject to a standard cure period), our failure to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against us, a material judgement levied against us and a material default by us under the Deerfield Warrant, the December 2019 Notes or the Deerfield Convertible Note.

The December 2019 Exchange Agreement amends the Deerfield Facility Agreement, in order to, among other things, (i) provide for the Deerfield Facility Agreement to govern the December 2019 Notes received by the December 2019 Holders pursuant to the December 2019 Exchange Agreement, (ii) extend the maturity of the Deerfield Convertible Note from February 14, 2020 and June 1, 2020, as applicable, to March 31, 2021, (iii) defer interest payments on the Deerfield Convertible Note and December 2019 Notes until March 31, 2021 (which such interest shall accrue as “payment-in-kind” interest), (iv) designate DSC as a Lender (as defined in the Deerfield Facility Agreement), (v) name Deerfield as the “Collateral Agent” for all Lenders and (vi) modify the terms and conditions under which we may issue additional pari passu and subordinated indebtedness under the Deerfield Facility Agreement (subject to certain conditions specified in the Deerfield Facility Agreement).

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

In connection with entering into the December 2019 Exchange Agreement, we also amended and restated the Guaranty and Security Agreement, dated June 2, 2014, by and between us and the other parties thereto, or the GSA, to, among other things, (i) provide that all of the notes will be secured by the liens securing the indebtedness under the Deerfield Facility Agreement, and (ii) name Deerfield as the “Collateral Agent” under the GSA.

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

In connection with entering into the September 2019 Exchange Agreement Amendment, we filed an amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock, or the Series B-2 Certificate of Designation Amendment, with the Secretary of State of the State Delaware. The Series B-2 Certificate of Designation Amendment provides that each share of the  Series B-Preferred Stock is convertible into shares of our common stock at a per share price equal to the common stock exchange price under the September 2019 Exchange Agreement, which equals the greater of (i) $0.60 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of our common stock on each of the 15 trading days immediately preceding such exchange.

As of June 30, 2020, the Deerfield Lenders have converted $14.0 million of principal on the December 2019 Notes into 23,250,000 shares of common stock.

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

In connection with entering into the January 2020 Exchange Agreement, we entered into an Amendment to Facility Agreement and December 2019 Notes and Consent, or the December 2019 Note Amendment, with the December 2019 Holders that, among other things, (i) amended the December 2019 Notes to (a) reduce the Conversion Price (as defined in the December 2019 Notes) from $17.11 to $5.85 per share d (b) increased the Floor Price (as defined in the December 2019 Notes) from $0.38 to $0.583 per share, and (ii) amended Deerfield Facility Agreement to (x) provide for Kingdon to join the Deerfield Facility Agreement as a Lender (as defined in the Deerfield Facility Agreement) and (y) provide that the 2020 Note and shall constitute a “Senior Secured Convertible Note” (as defined in the Deerfield Facility Agreement) for purposes of the Deerfield Facility Agreement and other Transaction Documents (as defined in the Deerfield Facility Agreement). As a result of the December 2019 Note Amendment, the December 2019 Notes were convertible, by their terms, into an aggregate of 11,753,016 shares of our common stock, assuming a conversion date of January 13, 2020.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$171	$(18,410)
Net cash (used in) provided by investing activities	(7)	3,243
Net cash provided by financing activities	2,836	3,846
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,000	$(11,321)

Operating Activities

For the six months ended June 30, 2020, net cash provided by operating activities of $0.2 million consisted of $5.8 million in adjustments for non-cash items partially offset by a net loss of $4.9 million and $0.7 million in changes in working capital. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.6 million, non-cash interest expense of $2.4 million, amortization of debt issuance costs and debt discount of $1.1 million, loss on sublease and disposal of property and equipment of $0.3 million and $0.4 million related to depreciation, amortization and other items partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $0.1 million. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the KP415 License Agreement. The changes in working capital consisted of $0.9 million related to a change in accounts payable and accrued expenses, $0.2 million related to a change in accounts and other receivables and $0.1 million related to operating lease liabilities, partially offset by $0.5 million related to a change in prepaid expenses and other assets and $0.1 million related to operating lease right-of-use assets.

For the six months ended June 30, 2019, net cash used in operating activities of $18.4 million consisted of a net loss of $21.5 million, primarily attributable to our spending on research and development programs and $1.7 million in changes in working capital, partially offset by $4.9 million in adjustments for non-cash items. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $2.6 million, non-cash interest expense of $1.9 million, amortization of debt issuance costs and debt discount of $0.6 million and $0.2 million related to depreciation, amortization and other items, partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $0.4 million. The changes in working capital consisted of $2.4 million related to a change in accounts payable and accrued expenses, $1.7 million related to operating lease right-of-use assets and $0.8 million related to a change in other liabilities, partially offset by $0.7 million related to a change in prepaid expenses and other assets and $2.4 million related to operating lease liabilities.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $7,000, which was attributable to purchases of property and equipment.

For the six months ended June 30, 2019, net cash provided by investing activities was $3.2 million, which was primarily attributable to maturities of marketable securities.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $2.8 million, which was primarily attributable to proceeds from sales of our common stock under the Current Purchase Agreement of $2.3 million and proceeds from the PPP loan of $0.8 million, partially offset by repayment of principal on finance lease liabilities of $0.1 million and payment of debt issuance and deferred offerings costs of $0.1 million.

For the six months ended June 30, 2019, net cash provided by financing activities was $3.8 million, which was primarily attributable to proceeds from sales of our common stock under the Prior Purchase Agreement of $4.0 million, partially offset by repayment of principal on finance lease liabilities of $0.1 million.

Future Funding Requirements

We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan, revenue projections and existing cash resources as of June 30, 2020, we believe our cash resources will be sufficient to fund operating expense and capital investment requirements past the potential March 2, 2021 PDUFA date for the KP415 NDA and up to the debt maturity date of March 31, 2021. A portion of our projected revenue is based upon the achievement of milestones in our APADAZ and KP415 license agreements. Certain of the milestones are associated with regulatory matters that are outside our control and we do not have a history of achieving milestones in our license agreements.

Potential near-term sources of additional funding include:

●	any revenues generated under the APADAZ License Agreement;
●	any out-of-pocket third-party research and development cost reimbursements, consulting services revenue or short-term milestone payments generated under the KP415 License Agreement; and
●	any consulting services revenue generated under potential consulting arrangements.

We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses.

To date, we have generated revenue from the non-refundable upfront payment, regulatory milestone payment, reimbursements of out-of-pocket third-party research and development costs and consulting services under the KP415 License Agreement and consulting services under consulting arrangements, and, as of June 30, 2020, we have a net working capital (current assets less current liabilities) deficit of $63.5 million. We expect that our only sources of revenues will be through payments arising from our license agreements with KVK and Commave, or through potential consulting arrangements and any other future arrangements related to one of our product candidates. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the KP415 License Agreement to develop, manufacture and commercialize KP415 and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received a milestone payment of $5.0 million under the KP415 License Agreement due to the FDA’s acceptance of the KP415 NDA, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also expect to continue to incur additional costs associated with operating as a public company. If we are unable to generate revenue in the short term under our license agreements, we will need substantial additional funding in order to continue our operations.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates, including causing potential delay of the FDA’s review of our KP415 NDA. A portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our unaudited condensed financial statements for the quarter ended June 30, 2020, includes an explanatory paragraph, within Note A, stating that our recurring losses, negative operating cash flows, net working capital (current assets less current liabilities) deficit and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only sources of revenues will be through payments arising from our license agreements with KVK and Commave, or through potential consulting arrangements and any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from our license agreements with KVK and Commave and potential consulting arrangements or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and our chief financial officer concluded that, as of such date, with the exception of the material weakness discussed below, our disclosure controls and procedures were effective at the reasonable assurance level.

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

During the quarter ended June 30, 2020, we continued evaluating the internal controls related to the material weakness described above, including a review of the design of those internal control elements related to calculations and conclusions associated with non-routine transactions in order to assess how to improve their level of precision. As of June 30, 2020, our evaluation remains in process, and therefore we have not yet determined whether the material weakness described above has been remediated. However, with the exception of this material weakness, management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020. In addition, except for the material weakness described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our current operating plan, our existing resources and projected revenues are expected to be sufficient to fund our operating expense and capital investment requirements past the potential March 2, 2021 PDUFA date for the KP415 NDA and up to the debt maturity date of March 31, 2021. A portion of our projected revenue is based upon the achievement of milestones in our APADAZ and KP415 license agreements. Certain of the milestones are associated with regulatory matters that are outside our control and we do not have a history of achieving milestones in our license agreements. We do not currently have sufficient funds to finance our continuing operations beyond the short-term or to substantially advance our product candidates further into clinical development. We expect that our only sources of revenues will be through payments arising from our license agreements with KVK and Commave, or through potential consulting arrangements and any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain, in the short term, additional financing to fund our operations. In order to substantially advance development of our product candidates, we will need to obtain additional funding in connection with our continuing operations from one or more equity offerings, debt financings, the APADAZ License Agreement, the KP415 License Agreement, potential consulting arrangements or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from the APADAZ License Agreement, the KP415 License Agreement or consulting arrangements, or be successful in completing other transactions, that will fund our operating expenses. Further, the economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Even if we are able to fund continued development and any of our product candidates, beyond APADAZ, are approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize any product candidate. Our future capital requirements will depend on many factors, including:

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

We have incurred significant recurring negative net operating cash flows. We expect to incur minimal positive net operating cash flows or negative net operating cash flows over the next several years and may never achieve or maintain profitability.

We have had recurring negative net operating cash flows and, as of June 30, 2020, had an accumulated deficit of $250.6 million and negative working capital (current assets less current liabilities) of $63.5 million. Our operating cash flows for the six months ended June 30, 2020 and 2019, were net cash provided by operations of $0.2 million and net cash used in operations of $18.4 million, respectively. We have financed our operations through June 30, 2020 with funds raised in private placements of redeemable convertible preferred stock, in the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the KP415 License Agreement and consulting arrangements.

In February 2019, we entered into the Prior Purchase Agreement which provided that, upon the terms and subject to the conditions and limitations set forth therein, we could sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Prior Purchase Agreement, and upon execution of the Prior Purchase Agreement we issued 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Prior Purchase Agreement. We terminated the Prior Purchase Agreement in February 2020 in connection with entering into the Current Purchase Agreement. We sold 3,401,271 shares of our common stock (exclusive of the 120,200 commitment shares) to Lincoln Park under the Prior Purchase Agreement for approximately $5.4 million in gross proceeds prior to termination.

In February 2020, we entered into a new purchase agreement with Lincoln Park, or the Current Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time-to-time over the 12-month term of the Current Purchase Agreement, and upon execution of the Current Purchase Agreement we issued 308,637 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Current Purchase Agreement. There are no assurances whether we will utilize all of, or receive all proceeds from, the Current Purchase Agreement. For instance, in May 2020, we reached the maximum allowable shares to be issued under the Current Registration Statement of 9,268,182 shares (inclusive of the 308,637 commitment shares) as defined in Section 2(f)(i) of the Current Purchase Agreement and therefore we cannot issue additional shares under the Current Purchase Agreement. As of June 30, 2020, we sold 8,959,545 shares of our common stock (exclusive of the 308,637 commitment shares) to Lincoln Park under the Current Purchase Agreement for approximately $2.3 million in gross proceeds.

Our recurring net negative cash flows from operations, net working capital (current assets less current liabilities) deficit and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are in various stages of development of our product candidates, and we have only completed development of, and received regulatory approval for, one product, APADAZ. We expect to continue to incur significant expenses and operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates, including causing potential delay of the FDA’s review of our KP415 NDA. A portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

We have a significant amount of indebtedness. As of June 30, 2020, we had $69.0 million of outstanding borrowings under the Deerfield Facility Agreement. Amounts outstanding under the Deerfield Facility Agreement bear interest at a rate of 6.75% per annum, and all outstanding principal and accrued interest for our outstanding borrowings under the Deerfield Facility Agreement are due and payable on March 31, 2021. Our obligations under the Deerfield Facility Agreement are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Deerfield Facility Agreement.

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

On April 23, 2020 we received proceeds of $0.8 million from the PPP Loan under the PPP of the recently enacted CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the PPP Loan term. Thereafter, we would have been required to pay the lender equal monthly payments of principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we  may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness was originally based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount was used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period would have qualified for forgiveness.

On June 5, 2020, President Trump signed into law the Flexibility Act which among other things provided the following important changes to the PPP:

●

Extended the covered period for loan forgiveness from eight weeks after the date of loan disbursement to 24 weeks after the date of loan disbursement, providing substantially greater flexibility for borrowers to qualify for loan forgiveness. Borrowers who had already received PPP loans retained the option to use an eight-week covered period.

●

Lowered the requirements that 75 percent of a borrower’s loan proceeds must be used for payroll costs and that 75 percent of the loan forgiveness amount must have been spent on payroll costs during the 24-week loan forgiveness covered period to 60 percent for each of these requirements. If a borrower uses less than 60 percent of the loan amount for payroll costs during the forgiveness covered period, the borrower will continue to be eligible for partial loan forgiveness, subject to at least 60 percent of the loan forgiveness amount having been used for payroll costs.

●

Provided a safe harbor from reductions in loan forgiveness based on reductions in full-time equivalent employees for borrowers that are unable to return to the same level of business activity the business was operating at before February 15, 2020, due to compliance with requirements or guidance issued between March 1, 2020 and December 31, 2020 by the Secretary of Health and Human Services, the Director of the Centers for Disease Control and Prevention, or the Occupational Safety and Health Administration, related to worker or customer safety requirements related to COVID–19.

●

Provided a safe harbor from reductions in loan forgiveness based on reductions in full-time equivalent employees, to provide protections for borrowers that are both unable to rehire individuals who were employees of the borrower on February 15, 2020, and unable to hire similarly qualified employees for unfilled positions by December 31, 2020.

●	Increased to five years the maturity of PPP loans that are approved by the SBA (based on the date SBA assigns a loan number) on or after June 5, 2020.
●

Extended the deferral period for borrower payments of principal, interest, and fees on PPP loans to the date that SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period).

Based on the changes provided by the Flexibility Act we plan to take advantage of (i) the extended covered period for loan forgiveness from eight weeks to 24 weeks, (ii) the lowered requirement that a certain percentage of loan proceeds must be used for payroll costs from 75 percent to 60 percent, (iii) the extended deferral period for payments of principal, interest and fees from six months after loan disbursement to 10 months after the SBA remits the borrower's loan forgiveness amount to the lender and (iv) take advantage of an safe harbor provisions as applicable. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. Based on the changes provided by the Flexibility Act we expect that substantially all of the PPP loan will be forgiven, however, we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

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

We have filed our Current Registration Statement with the SEC. Based on the market value of our outstanding common stock held by non-affiliates as of March 31, 2020, the date we filed amendment No. 1 to our Current Registration Statement, we must rely on Instruction I.B.6. of Form S-3 to sell securities under our Current Registration Statement, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statements on Form S-3 during any twelve-month period. At the time we sell securities pursuant to the Current Registration Statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. Based on this calculation, as of March 31, 2020, the amount of securities we are able to sell under the Current Registration Statement is approximately $6.8 million, of which we (i) have filed a prospectus supplement to register approximately $2.7 million for sales under the Current Purchase Agreement; and (ii) have previously sold an aggregate of $4.1 million of shares of common stock in prior offerings on Form S-3 in the previous 12 months. Accordingly, we expect that we will be unable to sell additional securities beyond those amounts on the Current Registration Statement in the near term, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Current Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Current Purchase Agreement. For instance, in May 2020, we reached the maximum allowable shares to be issued under the Current Registration Statement of 9,268,182 shares (inclusive of the 308,637 commitment shares) as defined in Section 2(f)(i) of the Current Purchase Agreement and therefore we cannot issue additional shares under the Current Purchase Agreement. If we cannot sell securities on Form S-3, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

We are party to a termination agreement with Aquestive that may limit the value of any sale, license or commercialization of KP415, KP484 or KP879. Under this termination agreement, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by KP415, KP484 or KP879, and any product candidates which contain SDX, including royalty payments on any license of KP415, KP484 or KP879, the sale of KP415, KP484 or KP879 to a third party or the commercialization of KP415, KP484 or KP879. As part of the KP415 License Agreement, we paid Aquestive a royalty equal to 10%  of the license upfront payment we received in the third quarter of 2019 and the regulatory milestone payment we received in the second quarter of 2020.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from a low of $0.12 to a high of $26.15 through August 5, 2020. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For instance, in December 2016, we received notice of a class action suit filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. In June 2018, the case was dismissed without prejudice to members of the putative class. Future litigation could cause us to incur substantial costs and divert management’s attention and resources from our business. Further, biotechnology and pharmaceutical companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our common stock is no longer listed on The Nasdaq Stock Market, which could result in limited liquidity, depress the trading price of our common stock and compromise our ability to access the capital markets.

On May 21, 2020, we were delisted from The Nasdaq Capital Market for failure to maintain compliance with the $35 million minimum market value of listed securities requirement for continued listing on The Nasdaq Capital Market.

Also on May 21, 2020, we began listing on the OTC Markets Venture Market, or the OTCQB, trading under our ticker symbol "KMPH."

Trading on the OTCQB could impair the liquidity and market price of the our common stock and could have a material adverse effect on the our ability to access the capital markets, and any limitation on market liquidity or reduction in the price of the our common stock could adversely impact the our ability to raise capital on terms acceptable to us, or at all.

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

Our outstanding senior secured convertible promissory notes and the Deerfield Warrant each include conversion or exercise, as applicable, price protection provision, pursuant to which the conversion or exercise, as applicable, price of each note or the Deerfield Warrant will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of (i) $5.85 per share, which represents the Deerfield Warrant's exercise price and the conversion price of our outstanding senior secured convertible promissory notes, or (ii) the closing sale price of our common stock on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, if we effect an "at the market offering", as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant and conversion price of our outstanding senior secured convertible promissory notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $5.85 per share, provided that this anti-dilution adjustment will not apply to any sales made under the Current Purchase Agreement, the ATM Agreement or the September 2019 Exchange Agreement, as amended.

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

In September 2019, we entered into the September 2019 Exchange Agreement, which was subsequently amended in December 2019. Under the September 2019 Exchange Agreement, we issued an aggregate of 1,499,894 shares of our common stock and an aggregate of 1,576 shares of our Series B-1 Preferred Stock in exchange for the cancellation of an aggregate of $3,000,000 principal amount of our then outstanding convertible debt. As of June 30, 2020, 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,996 shares of common stock. The September 2019 Exchange Agreement provides the Deerfield Lenders the option to exchange the principal amount of their outstanding senior secured convertible promissory notes  for shares of common stock or shares of our Series B-2 convertible preferred stock, subject to the terms and conditions set forth in the September 2019 Exchange Agreement. In December 2019, we amended the September 2019 Exchange Agreement, to, among other things, (i)  to allow the Deerfield Lenders to effect optional exchanges of all their outstanding senior secured convertible promissory notes under the terms of the September 2019 Exchange Agreement; (ii) amend the common stock exchange price under the September 2019 Exchange Agreement to be a per share price equal to the greater of (x) $0.60, subject to adjustment to reflect stock splits and similar events, or (y) the average of the volume-weighted average prices of our common stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange, (iii) provide that no more than 28,439,015 of shares of our common stock shall be issued pursuant to optional exchanges under the September 2019 Exchange Agreement (whether by common stock exchange or upon conversion of shares of Series B-2 convertible preferred stock), subject to adjustment to reflect stock splits and similar events and (iv) eliminate limitations regarding the timing and aggregate amount of principal which may be exchanged under the September 2019 Exchange Agreement. If the Deerfield Lenders choose to exchange any portion of their senior secured convertible promissory notes for shares of Series B-2 convertible preferred stock, such exchange will be effected at an exchange price of $1,000 per share.  As of June 30, 2020, there was an aggregate of 5,189,015 shares of our common stock issuable (i) in exchange of the then outstanding principal amount of our senior secured convertible promissory notes held by the Deerfield Lenders, or (ii) upon conversion of the Series B-2 convertible preferred stock issuable in exchange of the then outstanding principal amount of such senior secured convertible promissory notes.

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

In February 2020, we entered into the Current Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time to time over the 12-month term of the Current Purchase Agreement, and we issued an additional 308,637 shares of our common stock to Lincoln Park as commitment shares under the Current Purchase Agreement. Concurrently with entering into the Current Purchase Agreement, we also entered into the Registration Rights Agreement, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Current Purchase Agreement pursuant to our Current Registration Statement or a new registration statement.

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

Finally, in the event of a sale of the company, the holders of our Series B-2 convertible preferred stock, if any, will share ratably in any distribution of our assets or other proceeds with holders of common stock on an as-converted basis without giving effect to any limitation on conversion of the Series B-2 convertible preferred stock. This would in turn reduce the distribution to the holders of our common stock in such change of control.

Any provision of our certificate of incorporation, bylaws or Delaware law or any term of our contracts that has the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Exclusive forum provisions in our certificate of incorporation and bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, or DGCL, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine.

In addition, on and effective July 15, 2020, we amended and restated our bylaws, or the Bylaws, pursuant to which: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (A) any derivative action or proceeding brought on behalf of us; (B) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees, to us or our stockholders; (C) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL our certificate of incorporation or our Bylaws (as each may be amended from time to time); (D) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our Bylaws (including any right, obligation, or remedy thereunder); (E) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (F) any action or proceeding asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, provided that this provision shall not apply to suits brought to enforce a duty or liability created by the Securities Act, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; (ii) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; and (iii) any person or entity holding, owning or otherwise acquiring any interest in any security of us shall be deemed to have notice of and consented to the provisions of the Bylaws.

These choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our certificate of incorporation or our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We currently expect that we will remain an emerging growth company until December 31, 2020.

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

As of June 30, 2020, we had federal net operating loss carryforwards of approximately $221.0 million, due to prior period losses, $138.1 million of which if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we estimate to be between $1.0 million and $2.0 million annually, that we did not incur as a private company. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us.

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

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 5, 2018).
3.1.2	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.1.3	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.2	Amended and Restated Bylaws, effective as of July 15, 2020, of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 17, 2020).
4.1	Reference is made to Exhibit 3.1, Exhibit 3.1.1, Exhibit 3.1.2, Exhibit 3.1.3, Exhibit 3.2 and Exhibit 3.2.1 hereof.
10.1#	Fifth Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 24, 2020).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Unaudited Condensed Statements of Changes in Stockholders' Deficit, (iv) Unaudited Condensed Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: August 12, 2020	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2020	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)