Form 10-Q
period 2020-09-30
KEMPHARM, INC
filed 2020-10-30
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Total shares of common stock outstanding as of October 28, 2020: 72,544,837

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,267	$3,217
Accounts and other receivables	2,202	1,865
Prepaid expenses and other current assets	675	1,552
Total current assets	8,144	6,634
Property and equipment, net	1,079	1,471
Operating lease right-of-use assets	1,357	1,537
Restricted cash	186	338
Other long-term assets	438	527
Total assets	$11,204	$10,507

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$4,347	$4,911
Current portion of convertible notes	65,920	—
Current portion of operating lease liabilities	318	284
Other current liabilities	213	236
Total current liabilities	70,798	5,431
Convertible notes, less current portion, net	—	77,343
Derivative and warrant liability	184	120
Operating lease liabilities, less current portion	1,673	1,901
Loans payable	781	—
Other long-term liabilities	95	168
Total liabilities	73,531	84,963

Commitments and contingencies (Note D)

Stockholders’ deficit:
Preferred stock:
Series A convertible preferred stock, $0.0001 par value, 9,578 shares authorized, 9,577 shares issued and no shares outstanding as of September 30, 2020 (unaudited) and December 31, 2019	—	—
Series B-1 convertible preferred stock, $0.0001 par value, 1,576 shares authorized, 1,576 shares issued and no shares outstanding as of September 30, 2020 (unaudited) and December 31, 2019	—	—
Series B-2 convertible preferred stock, $0.0001 par value, 27,000 shares authorized, no shares issued or outstanding as of September 30, 2020 (unaudited) and December 31, 2019	—	—
Undesignated preferred stock, $0.0001 par value, 9,961,846 shares authorized, no shares issued or outstanding as of September 30, 2020 (unaudited) and December 31, 2019	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 72,514,304 shares issued and outstanding as of September 30, 2020 (unaudited); 36,350,785 shares issued and outstanding as of December 31, 2019	7	4
Additional paid-in capital	191,284	171,254
Accumulated deficit	(253,618)	(245,714)
Total stockholders' deficit	(62,327)	(74,456)
Total liabilities and stockholders' deficit	$11,204	$10,507

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$1,925	$11,463	$10,922	$11,463
Operating expenses:
Royalty and direct contract acquisition costs	—	1,000	1,305	1,000
Research and development	1,709	3,616	5,789	16,950
General and administrative	1,429	3,613	5,393	9,440
Severance expense	—	—	830	—
Total operating expenses	3,138	8,229	13,317	27,390
(Loss) income from operations	(1,213)	3,234	(2,395)	(15,927)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(578)	(371)	(1,723)	(981)
Interest expense on principal	(1,163)	(1,208)	(3,620)	(3,669)
Fair value adjustment related to derivative and warrant liability	(137)	1,351	(65)	1,783
Interest and other income (expense), net	48	60	(135)	295
Total other expenses	(1,830)	(168)	(5,543)	(2,572)
(Loss) income before income taxes	(3,043)	3,066	(7,938)	(18,499)
Income tax benefit (expense)	34	(3)	34	14
Net (loss) income	$(3,009)	$3,063	$(7,904)	$(18,485)

Net (loss) income per share of common stock:
Basic	$(0.04)	$0.09	$(0.13)	$(0.65)
Diluted	$(0.04)	$0.06	$(0.13)	$(0.65)

Weighted average number of shares of common stock outstanding:
Basic	70,809,221	30,126,704	60,718,998	28,417,450
Diluted	70,809,221	31,672,149	60,718,998	28,417,450

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Equity
Balance as of January 1, 2020	$—	$—	$—	$—	$4	$171,254	$(245,714)	$(74,456)
Net loss	—	—	—	—	—	—	(5,754)	(5,754)
Stock-based compensation expense	—	—	—	—	—	1,029	—	1,029
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,112	—	1,112
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	2	9,598	—	9,600
Recognition of deferred offering costs in connection with equity line of credit	—	—	—	—	—	121	—	121
Offering expenses charged to equity	—	—	—	—	—	(327)	—	(327)
Balance as of March 31, 2020	—	—	—	—	6	182,787	(251,468)	(68,675)
Net income	—	—	—	—	—	—	859	859
Stock-based compensation expense	—	—	—	—	—	620	—	620
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,191	—	1,191
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	1	3,149	—	3,150
Offering expenses charged to equity	—	—	—	—	—	(92)	—	(92)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	84	—	84
Balance as of June 30, 2020	—	—	—	—	7	187,739	(250,609)	(62,863)
Net loss	—	—	—	—	—	—	(3,009)	(3,009)
Stock-based compensation expense	—	—	—	—	—	385	—	385
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	—	3,113	—	3,113
Issuance of common stock in exchange for consulting services	—	—	—	—	—	47	—	47
Balance as of September 30, 2020	$—	$—	$—	$—	$7	$191,284	$(253,618)	$(62,327)

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT, CONTINUED

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2019	$—	$—	$—	$—	$3	$154,623	$(221,192)	$(66,566)
Net loss	—	—	—	—	—	—	(12,291)	(12,291)
Stock-based compensation expense	—	—	—	—	—	1,290	—	1,290
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	2,721	—	2,721
Change in estimated deferred offering costs	—	—	—	—	—	10	—	10
Balance as of March 31, 2019	—	—	—	—	3	158,644	(233,483)	(74,836)
Net loss	—	—	—	—	—	—	(9,257)	(9,257)
Stock-based compensation expense	—	—	—	—	—	1,317	—	1,317
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,229	—	1,229
Balance as of June 30, 2019	—	—	—	—	3	161,190	(242,740)	(81,547)
Net loss	—	—	—	—	—	—	3,063	3,063
Stock-based compensation expense	—	—	—	—	—	1,057	—	1,057
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,496	—	1,496
Issuance of common stock in connection with conversion of principal on 2021 Notes						3,000		3,000
Change in fair value of embedded conversion feature in connection with debt modification	—	—	—	—	—	2,311	—	2,311
Balance as of September 30, 2019	$—	$—	$—	$—	$3	$169,054	$(239,677)	$(70,620)

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,904)	$(18,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,034	3,664
Non-cash interest expense	3,583	988
Amortization of debt issuance costs and debt discount	1,723	981
Depreciation and amortization expense	207	229
Fair value adjustment related to derivative and warrant liability	65	(1,783)
Change in estimated deferred offering costs	130	10
Loss on sublease and disposal of property and equipment	251	—
Consulting fees paid in stock	131	—
Change in assets and liabilities:
Accounts and other receivables	(337)	(1,498)
Prepaid expenses and other assets	537	1,420
Operating lease right-of-use assets	121	(1,649)
Accounts payable and accrued expenses	(1,299)	(6,073)
Operating lease liabilities	(194)	2,345
Other liabilities	72	(788)
Net cash used in operating activities	(880)	(20,639)

Cash flows from investing activities:
Purchases of property and equipment	(7)	(21)
Maturities of marketable securities	—	3,260
Net cash (used in) provided by investing activities	(7)	3,239

Cash flows from financing activities:
Proceeds from equity line of credit	2,303	5,446
Proceeds from Payment Protection Program loan	781	—
Payment of deferred offering costs	(97)	—
Repayment of principal on finance lease liabilities	(168)	(157)
Payment of debt issuance costs	(34)	—
Net cash provided by financing activities	2,785	5,289
Net increase (decrease) in cash, cash equivalents and restricted cash	1,898	(12,111)
Cash, cash equivalents and restricted cash, beginning of period	3,555	19,119
Cash, cash equivalents and restricted cash, end of period	$5,453	$7,008

Supplemental cash flow information:
Cash paid for interest	$71	$4,602
2019 Notes principal converted to common stock	15,863	—
Commitment shares issued in connection with equity line of credit included in deferred offering costs	121	—
Property and equipment included in accounts payable and accrued expenses	4	—
Deferred offering costs included in accounts payable and accrued expenses	—	105
2021 Notes principal converted to common stock	—	1,424
2021 Notes principal converted to Series B-1 Preferred Stock	—	1,576
Change in fair value of embedded conversion feature recorded as debt discount in connection with debt modification	—	2,311

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020, as amended on April 8, 2020 (the "Annual Report").

Going Concern

The unaudited condensed financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring negative operating cash flows and has a stockholders' deficit and net working capital (current assets less current liabilities) deficit, and its existing cash and cash equivalents and restricted cash are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from the date these unaudited condensed financial statements are issued. Various internal and external factors will affect whether and when product candidates become approved drugs and how significant the market share of those approved products will be. The length of time and cost of developing and commercializing these product and product candidates and/or failure of them at any stage of the drug approval or commercialization process will materially affect the Company’s financial condition and future operations. In order to continue as a going concern, the Company will need additional financing to fund its operations. The perception of the Company's inability to continue as a going concern may make it more difficult to obtain financing for the continuation of operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to the Company on acceptable terms, or at all.

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

Management intends to finance operating costs over the next twelve months with existing cash and cash equivalents and restricted cash, as well as anticipated payments arising from the Company's license agreements and additional revenues received through consulting fee arrangements.

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

On April 23, 2020 the Company received proceeds of $0.8 million from a loan (the "PPP Loan") under the PPP of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), a portion of which may be forgiven, which the Company used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the PPP Loan term. Thereafter, the Company would have been required to pay the lender equal monthly payments of principal and interest. Refer to Note C for a further discussion of the PPP Loan.

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

Entry into Current Purchase Agreement

In February 2020, the Company entered into a purchase agreement (the “Current Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $4.0 million of shares of common stock from time to time over the 12-month term of the Current Purchase Agreement, and upon execution of the Current Purchase Agreement the Company issued an additional 308,637 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the Current Purchase Agreement. Concurrently with entering into the Current Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Current Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the Current Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. In May 2020, the Company reached the maximum allowable shares to be issued under the Current Registration Statement of 9,268,182 shares (inclusive of the 308,637 commitment shares) as defined in Section 2(f)(i) of the Current Purchase Agreement and therefore cannot issue additional shares under the Current Purchase Agreement. As of September 30, 2020, the Company has sold 8,959,545 shares of common stock to Lincoln Park (exclusive of the 308,637 commitment shares) under the Current Purchase Agreement for approximately $2.3 million in gross proceeds.

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

The consideration allocated to the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, was the fair value of the Development Costs (as defined in the KP415 License Agreement), which reflects the standalone selling price. The Company utilized a blended approach which took into consideration the adjusted market assessment approach and the expected cost plus a margin approach to determine this standalone selling price. This blended approach utilized the adjusted market approach and expected cost plus margin approach to value the performance of consulting services which included analyzing hourly rates of vendors in the a market who perform similar services to those of the Company to develop a range and then analyzing the average cost per hour of our internal resources and applying a margin which placed the value in the median of the previously identified range. For the reimbursement of out-of-pocket third-party research and development costs the Company utilized the expected cost plus a margin approach, which included estimating the actual out-of-pocket cost the Company expects to pay to third-parties for research and development costs and applying a margin, if necessary. The Company determined that no margin was necessary of these out-of-pocket third-party research and development costs as these are purely pass-through costs and the margin for managing these third-party activities is included within the value of the performance of consulting services. The Company determined that the performance of consulting services, including reimbursement of out-of-pocket third-party research and development costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable out-of-pocket third-party research and development costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity's right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity's performance completed to date. As discussed above, the combination of the standalone selling price of these consulting services and certain out-of-pocket third-party research and development costs for KP415 was the fair value of the Development Costs at inception. These Development Costs effectively created a cap on certain consulting services and out-of-pocket third-party research and development costs identified in the initial product development plan for KP415 which was anticipated at the inception date of the KP415 License Agreement. As of September 30, 2020, the Company has recognized all of the consulting services and out-of-pocket third-party research and development costs under this cap.

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

The Company is entitled to additional payments from Commave conditioned upon the achievement of specified regulatory milestones related to KP415 and KP484 and the achievement of certain U.S. sales milestones, which are dependent upon, among other things, the timing of approval for a new drug application for KP415 and its final approved label, if any. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

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

For the three and nine months ended September 30, 2020, the Company recognized revenue under the KP415 License Agreement of $0 and $7.3 million, respectively. In accordance with the guidance provided in ASC 340-40, Contracts with Customers, the Company capitalized approximately $2.8 million of incremental costs incurred in obtaining the KP415 License Agreement and will amortize these costs as the revenue associated with the exclusive worldwide license, reimbursement of out-of-pocket third-party research and development costs and consulting services is recognized. As of September 30, 2020, the Company has recognized all of these incremental costs, $0 and $0.8 million of which was recognized in the three and nine months ended September 30, 2020, respectively, and are recorded in the line item titled royalty and direct contract acquisition costs in the unaudited condensed statement of operations. There was $11.5 million of revenue and $1.0 million of associated direct contract acquisition costs recognized for the three and nine months ended September 30, 2019 related to the KP415 License Agreement. There was no deferred revenue related to this agreement as of September 30, 2020 or December 31, 2019.

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

Corium Consulting Agreement

In July 2020, the Company entered into a consultation services arrangement (the "Corium Consulting Agreement") with Corium, Inc. ("Corium") under which Corium engaged the Company to guide the product development and regulatory activities for certain current and potential future products in Corium's portfolio, as well as continue supporting preparation for the potential commercial launch of KP415 (together, "Corium Consulting Services"). Corium is a portfolio company of Gurnet Point Capital and has been tasked with leading all commercialization activities for KP415 under the KP415 License Agreement, as discussed above.

Under the Corium Consulting Agreement, the Company is entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which will be paid in quarterly installments through March 31, 2022. The remaining $2.0 million is conditioned upon the achievement of a specified regulatory milestone related to Corium's product portfolio. Corium also agreed to be responsible for and reimburse the Company for all development, commercialization and regulatory expenses incurred as part of the performance of the Corium Consulting Services.

The Corium Consulting Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer / vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the Corium Consulting Agreement. Using the concepts of ASC 606, the Company identified the performance of consulting services, which includes the reimbursement to the Company of third-party pass-through costs, as its only performance obligation at inception. The Company further determined that the transaction price, at inception, under the agreement was $13.6 million which is the fair value of the consulting services, including the reimbursement of third-party pass through costs. The Company concluded that the regulatory milestone contains a significant uncertainty associated with a future event. As such, this milestone is constrained at contract inception and is not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone is constrained by considering both the likelihood and magnitude of the potential revenue reversal.

The Company determined that the performance of consulting services, including reimbursement of third-party pass-through costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable third-party pass-through costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity's right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity's performance completed to date. As of September 30, 2020, the Company has recognized approximately 15% of the consulting services and third-party pass-through costs under the Corium Consulting Agreement.

For the three and nine months ended September 30, 2020, the Company recognized revenue under the Corium Consulting Agreement of $1.9 million. There was no revenue recognized for the three and nine months ended September 30, 2019 related to the Corium Consulting Agreement. As of September 30, 2020, the Company had deferred revenue related to this agreement of $0.1 million. There was no deferred revenue related to this agreement as of December 31, 2019 as it was not entered into until July 2020.

Other Consulting Arrangements

For the three and nine months ended September 30, 2020, the Company recognized revenue under other consulting arrangements of $0 and $1.7 million, respectively. There was no revenue recognized from other consulting arrangements for the three and nine months ended September 30, 2019. There was no deferred revenue from other from consulting arrangements as of September 30, 2020 or December 31, 2019.

Accounts and Other Receivables

Accounts and other receivables consists of receivables under the KP415 License Agreement and Corium Consulting Agreement, as well as receivables related to other consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the KP415 License Agreement and Corium Consulting Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and performance of consulting services. These receivables, as well as the receivables related to other consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of September 30, 2020, the Company had receivables related to the Corium Consulting Agreement in the amount of $2.0 million and no receivables related to the KP415 License Agreement or other consulting arrangements. As of December 31, 2019, the Company had receivables related to the KP415 License Agreement in the amount of $1.6 million and receivables related to other consulting arrangements of $0.1 million. As of September 30, 2020 and December 31, 2019 no reserve or allowance for doubtful accounts has been established.

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

Application of New or Revised Accounting Standards—Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share ("EPS") guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity's own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity's own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact the adoption of ASU 2020-06 could have on the Company's financial statements and disclosures.

C.	Debt Obligations

As of September 30, 2020 and December 31, 2019, the Company had convertible notes outstanding, in the aggregate principal amounts, as follows (in thousands):

	September 30, 2020	December 31, 2019
Deerfield Convertible Note	$7,340	$6,981
2021 Notes	—	3,000
December 2019 Notes	56,615	70,218
January 2020 Note	3,133	—
Total outstanding principal on debt obligations	67,088	80,199
Less: debt issuance costs and discounts	(1,168)	(2,856)
Convertible notes, net	$65,920	$77,343

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

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,333 shares of common stock issuable upon conversion of the then outstanding Series A Preferred Stock (without giving effect to the limitation on conversion described below). As of September 30, 2020, all 9,577 shares of Series A Preferred Stock issued under the October 2018 Exchange Agreement have been converted into an aggregate 3,192,333 shares of the Company's common stock.

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

As of September 30, 2020, all 1,576 shares of Series B-1 Preferred Stock issued under the September 2019 Exchange Agreement have been converted into an aggregate of 1,659,966 shares of common stock, and there were no shares of Series B-2 Preferred Stock outstanding.

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

As of September 30, 2020, the Deerfield Lenders have converted $17.1 million of principal under the December 2019 Notes into all 28,439,015 shares of common stock available under the Deerfield Optional Conversion Feature.

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

PPP Loan

On April 23, 2020 the Company received proceeds of $0.8 million from the PPP Loan under the PPP of the recently enacted CARES Act, a portion of which may be forgiven, which the Company used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the PPP Loan term. Thereafter, the Company would have been required to pay the lender equal monthly payments of principal and interest.

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

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of September 30, 2020 and December 31, 2019, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of September 30, 2020 and December 31, 2019, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 1,576 shares were designated as Series B-1 Preferred Stock and 27,000 shares were designated as Series B-2 Preferred Stock. Of the designated preferred stock 9,577 shares of Series A Preferred Stock and 1,576 shares of Series B-1 Preferred Stock were issued as of September 30, 2020 and December 31, 2019. No shares of Series A Preferred Stock or Series B-1 Preferred Stock were outstanding as of September 30, 2020 and December 31, 2019. No shares of Series B-2 Preferred Stock were issued or outstanding as of September 30, 2020 and December 31, 2019.

In October 2018, the Company entered into the October 2018 Exchange Agreement. Under the October 2018 Exchange Agreement the Company issued to the Holders 9,577 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,333 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below), and as of September 30, 2020 all issued shares of Series A Preferred Stock had been converted into shares of common stock.

In September 2019, the Company entered into the September 2019 Exchange Agreement. Under the September 2019 Exchange Agreement the Company issued to the Holders 1,576 shares of Series B-1 Preferred Stock. Each share of Series B-1 Preferred Stock had an aggregate stated value of $1,000 and was convertible into shares of common stock at a price equal to the greater of (i) $0.9494, or (ii) the average of the volume-weighted average price of the Common Stock on the Nasdaq Capital Market on each of the 15 trading days immediately preceding such exchange (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the September 2019 Exchange Agreement, there were an aggregate of 1,659,996 shares of common stock issuable upon conversion of the Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). The Series B Preferred Stock is convertible at any time at the option of the Holders; provided that the Holders are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members of such Holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of the Company entitled to share in such remaining assets of the Company (including Series A Preferred Stock on an as-converted basis. With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock, if any is then outstanding, and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into Common Stock in accordance with the applicable Certificate of Designation. As of September 30, 2020 all issued shares of Series B-1 Preferred Stock have been converted into shares of common stock.

F.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of September 30, 2020 and December 31, 2019, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 72,514,304 and 36,350,785 shares of common stock were issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2020	December 31, 2019
Conversion of Deerfield Convertible Note	1,275,971	1,213,606
Conversion of 2021 Notes	—	175,336
Conversion of January 2020 Note	544,599	—
Conversion of December 2019 Notes not subject to the Deerfield Optional Conversion Feature	9,844,933	3,186,770
Outstanding awards under equity incentive plans	5,670,659	5,192,222
Outstanding common stock warrants	2,423,077	2,423,077
In exchange for the Deerfield Optional Conversion Feature*	—	26,439,015
Possible future issuances under the equity line of credit	—	9,553,046
Possible future issuances under equity incentive plans	803,698	84,616
Total common shares reserved for future issuance	20,562,937	48,267,688

* Common Stock issuable (i) in exchange of the Deerfield Optional Conversion Feature, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Deerfield Optional Conversion Feature

Common Stock Activity

The following table summarizes common stock activity for the nine months ended September 30, 2020:

Shares of Common Stock
Balance as of December 31, 2019	36,350,785
Common stock issued under equity line of credit	4,308,637
Restricted stock vested during the period	60,922
Common stock issued as compensation to third-parties	39,767
Common stock issued as a result of Deerfield Optional Conversion Feature conversion	16,000,000
Balance as of March 31, 2020	56,760,111
Common stock issued under equity line of credit	4,959,545
Restricted stock vested during the period	64,277
Common stock issued as compensation to third-parties	189,980
Common stock issued as a result of Deerfield Optional Conversion Feature conversion	5,250,000
Balance as of June 30, 2020	67,223,913
Restricted stock vested during the period	22,180
Common stock issued as compensation to third-parties	74,726
Common stock issued as a result of Deerfield Optional Conversion Feature conversion	5,189,015
Common stock issued as a result of stock option exercise	4,470
Balance as of September 30, 2020	72,514,304

Warrants

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred (Note E). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the Company's initial public offering (the "IPO"), the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. The Company is amortizing the debt discount over the term of the Deerfield Convertible Note and the expense is recorded as interest expense related to amortization of debt issuance costs and discount in the unaudited condensed statements of operations.

The Company determined that the Deerfield Warrant should be recorded as a liability and stated at fair value at each reporting period upon inception. As stated above, upon completion of the IPO, the Deerfield Warrant automatically converted into warrants to purchase the Company’s common stock. The Deerfield Warrant remains classified as a liability and is recorded at fair value at each reporting period since it can be settled in cash. Changes to the fair value of the warrant liability are recorded through the unaudited condensed statements of operations as a fair value adjustment (Note H).

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

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 6,530,725 as of September 30, 2020. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2020, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,454,031 shares.

During 2020, the Company granted to certain consultants fully vested restricted stock awards ("RSAs") under the 2014 Plan. The RSAs were granted as compensation in accordance with each consultants consulting agreement for services performed during 2020. For the three and nine months ended September 30, 2020, RSAs were granted for a total of 22,180 and 147,379 shares of common stock.

During the second quarter of 2019, the Company granted to each non-employee member of the Company's board of directors (each a "non-employee Director") two separate fully vested RSAs under the 2014 Plan. The RSAs were granted in lieu of the quarterly cash compensation payable under the Company's Third Amended and Restated Non-Employee Director Compensation Policy to each non-employee Director for service as a member of the Company's board of directors, and applicable committees thereof, for the first and second quarters of 2019. For the three and nine months ended September 30, 2019, RSAs were granted for a total of 81,720 shares of common stock. No RSAs were granted during the three months ended September 30, 2019.

During the three and nine months ended September 30, 2020, stock options were exercised for a total of 4,470 shares of common stock. No stock options were exercised during the three and nine months ended September 30, 2020 and 2019.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying condensed statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development	$157	$400	$748	$1,196
General and administrative	228	657	866	2,468
Severance expense	—	—	420	—
Total stock-based compensation expense	$385	$1,057	$2,034	$3,664

There was $0.3 million of stock-based compensation expense related to performance-based awards recognized during the three and nine months ended September 30, 2020. There was no stock-based compensation expense related to performance-based awards recognized during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

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

The fair value of the Deerfield Convertible Note was $6.9 million and $6.0 million, respectively, as of September 30, 2020 and December 31, 2019. The fair value of the December 2019 Notes was $52.9 million and $57.0 million, respectively, as of September 30, 2020 and December 31, 2019. The fair value of the January 2020 Note was $2.9 million as of September 30, 2020 and the fair value of the 2021 Notes was $2.4 million as of  December 31, 2019. The Deerfield Convertible Note, December 2019 Notes, January 2020 Note and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note and December 2019 Notes as of September 30, 2020 and December 31, 2019. The Company also used a Tsiveriotis-Fernandes model to value the January 2020 Note as of September 30, 2020 and the 2021 Notes as of  December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2020 and December 31, 2019 (in thousands):

	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$134	$—	$—	$134
Embedded Warrant Put Option	19	—	—	19
Deerfield Note Put Option	—	—	—	—
KVK Warrant liability	31	—	31	—
Total liabilities	$184	$—	$31	$153

	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$77	$—	$—	$77
Embedded Warrant Put Option	19	—	—	19
Deerfield Note Put Option	—	—	—	—
Fundamental change and make-whole interest provisions embedded within 2021 Notes	—	—	—	—
KVK Warrant liability	24	—	24	—
Total liabilities	$120	$—	$24	$96

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, embedded Deerfield Note Put Option and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are measured at fair value on a recurring basis. As of September 30, 2020 and December 31, 2019, the Deerfield Warrant liability, embedded Warrant Put Option and embedded Deerfield Note Put Option are reported on the unaudited condensed balance sheets in derivative and warrant liability. As of December 31, 2019, the fundamental change and make-whole interest provisions embedded in the 2021 Notes is reported on the balance sheet in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Put Option as of September 30, 2020 and December 31, 2019. The Company also used a Monte Carlo simulation to value the fundamental change and make-whole interest provisions embedded in the 2021 Notes as of December 31, 2019. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Put Option are reflected in the unaudited condensed statements of operations for the three and nine months ended September 30, 2020 and 2019 as a fair value adjustment related to derivative and warrant liability. In addition, changes in the fair value of the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reflected in the unaudited condensed statements of operations for the three and nine months ended September 30, 2019 as a fair value adjustment related to derivative and warrant liability.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of September 30, 2020 and December 31, 2019, the KVK Warrant liability is reported on the unaudited condensed balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the unaudited condensed statements of operations for the three and nine months ended September 30, 2020 and 2019 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance as of beginning of period	$38	$1,437	$96	$1,845
Adjustment to fair value	115	(1,168)	57	(1,576)
Balance as of end of period	$153	$269	$153	$269

I.	Net (Loss) Income Per Share

Under the two-class method, for periods with net income, basic net income per share of common stock is computed by dividing the net income attributable to shares of common stock by the weighted average number of shares of common stock outstanding during the period. Net income attributable to shares of common stock is computed by subtracting from net income the portion of current period earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net (loss) income per share of common stock is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding convertible securities under the if-converted method when calculating diluted (loss) income per share of common stock in which it is assumed that the outstanding convertible securities convert into common stock at the beginning of the period or date of issuance, if the convertible security was issued during the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net (loss) income per share of common stock during the period.

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 because the effects of potentially dilutive items were anti-dilutive for the respective periods. For the three and nine months ended September 30, 2020, certain dilutive items were anti-dilutive for the period and are presented in the table immediately below. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Deerfield Convertible Note	1,275,971	1,192,918	1,275,971	1,192,918
2021 Notes*	—	31,166,835	—	31,166,835
January 2020 Note	544,599	—	544,599	—
December 2019 Notes	9,844,933	—	9,844,933	—
Awards under equity incentive plans	5,670,659	4,620,891	5,670,659	4,620,891
Common stock warrants	2,423,077	500,000	2,423,077	2,423,077
Series A Convertible Preferred Stock	—	—	—	1,112,334
Series B-1 Convertible Preferred Stock	—	—	—	831,051
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	19,759,239	37,480,644	19,759,239	41,347,106

* Inclusive of 28,439,015 shares of Common Stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Optional Exchange Principal Amount.

The items which were dilutive for the three and nine months ended September 30, 2020 are included in the reconciliation of basic net income per share of common stock to diluted net income per share of common stock below.

Three months ended
September 30, 2019
Basic net income per share of common stock:
Net income	$3,063
Less: Net income attributable to participating securities	(348)
Net income attributable to shares of common stock	2,715
Less: Dividends declared or accumulated	—
Undistributed net income attributable to shares of common stock, basic	$2,715
Weighted average number of shares of common stock outstanding	30,127
Basic net income per share of common stock	$0.09
Diluted net income per share of common stock:
Net income	$3,063
Less: Fair value adjustment income related to Deerfield Warrant liability	(1,019)
Less: Fair value adjustment income related to embedded Warrant Put Option	(135)
Less: Fair value adjustment income related to KVK Warrant liability	—
Net income attributable to shares of common stock, diluted	$1,909
Weighted average number of shares of common stock outstanding	30,127
Dilutive effect of Deerfield Warrant	—
Dilutive effect of Series A Preferred	1,112
Dilutive effect of Series B-1 Preferred	433
Weighted average number of shares of common stock outstanding, diluted	31,672
Diluted net income per share of common stock	$0.06

J.	Severance Expense

In February 2020, the Company eliminated the chief business officer role and Gordon K. Johnson separated from the Company. In connection with his separation, Mr. Johnson is entitled to severance benefits as documented in his Amended and Restated Employment Agreement entered into in June 2015. The severance benefits consist of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $0.4 million related to the acceleration of vesting on unvested shares subject to certain stock options. These severance benefits are presented as severance expense in the unaudited condensed statements of operations for the nine months ended September 30, 2020. As of September 30, 2020, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.1 million. As of September 30, 2019, there was no accrued severance. For the three months ended September 30, 2020 and three and nine months ended September 30, 2019 there was no severance expense.

K.	Leases

The Company has operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. The Company's leases have remaining lease terms of less than 1 year to approximately 5 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year. In February 2020, the Company agreed to sublease office space in Florida, comprised of one of the two contiguous suites, under a non-cancelable operating lease, which expires in February 2026. In October 2020, the Company agreed to terminate this sublease, in exchange for a termination payment, due to financial difficulties encountered by the subtenant as a result of COVID-19.

The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Cost	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$31	$31	$92	$92
Interest on lease liabilities	4	9	19	31
Total finance lease cost	35	40	111	123
Operating lease cost	91	124	272	372
Short-term lease cost	49	58	160	173
Variable lease cost	14	14	41	35
Less: sublease income	(40)	(25)	(93)	(75)
Total lease costs	$149	$211	$491	$628

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$19	$31
Financing cash flows from finance leases	168	157
Operating cash flows from operating leases	334	326
Operating cash flows from short-term leases	160	173
Operating cash flows from variable lease costs	41	35

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$737
Operating leases	20	1,852

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	September 30,	December 31,
	2020	2019
Finance Leases
Property and equipment, at cost	$1,013	$1,013
less: accumulated depreciation and amortization	(490)	(398)
Property and equipment, net	$523	$615

Other current liabilities	$214	$236
Other long-term liabilities	22	168
Total finance lease liabilities	$236	$404

Operating Leases
Operating lease right-of-use assets	$1,357	$1,537
Total operating lease right-of-use assets	$1,357	$1,537

Current portion of operating lease liabilities	$318	$284
Operating lease liabilities, less current portion	1,673	1,901
Total operating lease liabilities	$1,991	$2,185

Weighted Average Remaining Lease Term
Finance leases (years)	1	2
Operating leases (years)	5	6

Weighted Average Discount Rate
Finance leases	7.8%	7.7%
Operating leases	7.5%	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2020 (excluding the nine months ended September 30, 2020)	$73	$114
2021	163	460
2022	11	463
2023	—	472
2024	—	484
Thereafter	—	420
Total lease payments	247	2,413
Less: future interest expense	(11)	(422)
Lease liabilities	$236	$1,991

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our development plan for our ADHD product candidates, including expectations about the timing of our regulatory filings or the potential for any regulatory approvals related thereto;

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	our ability to raise funds on commercially available reasonable terms, or at all, in order to support our continued operations;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and result of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our product candidates and partnered assets;

●	the size and characteristics of the markets that may be addressed by our product candidates and partnered assets;

●	the potential outcome of any strategic collaborations or partnerships for the development or sale of our product candidates and partnered assets;

●	our expectations as to future financial performance, expense levels and liquidity sources; and

●	the timing of commercializing our product candidates and partnered assets.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT®, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our prodrug product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, and stimulant use disorder, or SUD. Our co-lead clinical development candidates for the treatment of ADHD, KP415 and KP484, are both based on a prodrug of d-methylphenidate, or d-MPH, but have differing duration/effect profiles. Our preclinical product candidate for the treatment of SUD is KP879, based on a prodrug of d-MPH. In September 2019, we entered into a Collaboration and License Agreement, or the KP415 License Agreement, with Commave Therapeutics SA, an affiliate of Gurnet Point Capital, or Commave. Under the KP415 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing serdexmethylphenidate, or SDX, and d-MPH, including KP415 and KP484. In addition, we have announced our commercial partnership with KVK Tech, Inc., or KVK, of APADAZ®, an FDA approved immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In July 2020, we entered into a consultation services arrangement, or the Corium Consulting Agreement, with Corium, Inc., or Corium, under which Corium engaged us to guide the product development and regulatory activities for certain current and potential future products in Corium's portfolio, as well as continue supporting preparation for the potential commercial launch of KP415. Corium is a portfolio company of Gurnet Point Capital and has been tasked with leading all commercialization activities for KP415 under the KP415 License Agreement.

We expect that our only source of revenues will be through payments arising from our license agreements with KVK and Commave, our consulting agreement with Corium and through other consulting arrangements and any other future arrangements we might enter into related to one of our other product candidates. To date, we have generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, of which we paid Aquestive Therapeutics, or Aquestive, $1.0 million as a royalty payment, a regulatory milestone payment of $5.0 million following the FDA's acceptance of the KP415 new drug application, or NDA, of which we paid Aquestive $0.5 million as a royalty payment, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. In addition, we have generated revenue under the Corium Consulting Agreement and other consulting arrangements for the performance of consulting services as well as reimbursement of out-of-pocket third-party costs associated with those services. In May 2020, the FDA accepted our NDA for KP415.

We have had recurring negative cash flows from operations and, as of September 30, 2020, had an accumulated deficit of $253.6 million and a net working capital (current assets less current liabilities) deficit of $62.7 million. Our cash flows from operations for the nine months ended September 30, 2020 and 2019 were $0.9 million and $20.6 million of net cash used in operations, respectively.

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

Our recurring negative cash flows from operations, net working capital (current assets less current liabilities) deficit and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only sources of revenues will be through payments arising from our license agreements with KVK and Commave, and through the Corium Consulting Agreement and other potential consulting arrangements and any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

In July 2020, we entered into the Corium Consulting Agreement under which Corium engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of KP415. Under the Corium Consulting Agreement, we are entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which will be paid in quarterly installments through March 31, 2022. The remaining $2.0 million is conditioned upon the achievement of a specified regulatory milestone related to Corium's product portfolio. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Period-to-
	2020	2019	Period Change
Revenue	$1,925	$11,463	$(9,538)
Operating expenses:
Royalty and direct contract acquisition costs	—	1,000	(1,000)
Research and development	1,709	3,616	(1,907)
General and administrative	1,429	3,613	(2,184)
Total operating expenses	3,138	8,229	(5,091)
(Loss) income from operations	(1,213)	3,234	(4,447)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(578)	(371)	(207)
Interest expense on principal	(1,163)	(1,208)	45
Fair value adjustment related to derivative and warrant liability	(137)	1,351	(1,488)
Interest and other income, net	48	60	(12)
Total other expenses	(1,830)	(168)	(1,662)
(Loss) income before income taxes	(3,043)	3,066	(6,109)
Income tax benefit (expense)	34	(3)	37
Net (loss) income	$(3,009)	$3,063	$(6,072)

Net (Loss) Income

Net loss for the three months ended September 30, 2020 was $3.0 million, compared to net income for the three months ended September 30, 2019 of $3.1 million. The change was primarily attributable to a change in (loss) income from operations of $4.4 million, a change in the fair value adjustment related to derivative and warrant liability of $1.5 million and an increase in net interest expense and other items of $0.2 million.

Revenue

Revenue for the three months ended September 30, 2020 was $1.9 million, a decrease of $9.5 million compared to revenue for the three months ended September 30, 2019 of $11.5 million. The decrease was primarily attributable to an upfront payment on the KP415 License Agreement of $10.0 million in 2019, which did not recur in 2020, combined with a decrease in reimbursements revenue of $1.2 million, partially offset by an increase in consulting fees revenue of $1.7 million period over period.

Royalty and Direct Contract Acquisition Costs

Royalties and direct contract acquisition costs for the three months ended September 30, 2020 was $0, a decrease of $1.0 million compared to royalty and direct contract acquisition costs for the three months ended September 30, 2019 of $1.0 million. The decrease was attributable to a royalty payment of $1.0 million paid to Aquestive in 2019 related to the upfront payment on the KP415 License Agreement which did not recur in 2020. We had no royalties and direct contract acquisition costs for the three months ended September 30, 2020.

Research and Development

Research and development expenses decreased by $1.9 million, from $3.6 million for the three months ended September 30, 2019, to $1.7 million for the three months ended September 30, 2020. This decrease was primarily attributable to a decrease in net third-party research and development costs, personnel-related costs and other miscellaneous research and development expenses.

General and Administrative

General and administrative expenses decreased by $2.2 million, from $3.6 million for the three months ended September 30, 2019, to $1.4 million for the three months ended September 30, 2020. This decrease was primarily attributable to a decrease in personnel-related costs, professional fees and other miscellaneous general and administrative costs.

Other (Expense) Income

Other expenses increased by $1.7 million, from $0.2 million for the three months ended September 30, 2019, to $1.8 million for the three months ended September 30, 2020. This period-to-period increase in expense was primarily attributable to a change in the fair value adjustment related to derivative and warrant liability of $1.5 million and an increase in net interest expense and other items of $0.2 million.

Comparison of the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30,		Period-to-
	2020	2019	Period Change
Revenue	$10,922	$11,463	$(541)
Operating expenses:
Royalty and direct contract acquisition costs	1,305	1,000	305
Research and development	5,789	16,950	(11,161)
General and administrative	5,393	9,440	(4,047)
Severance expense	830	—	830
Total operating expenses	13,317	27,390	(14,073)
Loss from operations	(2,395)	(15,927)	13,532
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(1,723)	(981)	(742)
Interest expense on principal	(3,620)	(3,669)	49
Fair value adjustment related to derivative and warrant liability	(65)	1,783	(1,848)
Interest and other (expense) income, net	(135)	295	(430)
Total other expenses	(5,543)	(2,572)	(2,971)
Loss before income taxes	(7,938)	(18,499)	10,561
Income tax benefit	34	14	20
Net loss	$(7,904)	$(18,485)	$10,581

Net Loss

Net loss for the nine months ended September 30, 2020 was $7.9 million, a decrease of $10.6 million compared to a net loss for the nine months ended September 30, 2019 of $18.5 million. The decrease was primarily attributable to a decrease in loss from operations of $13.5 million, partially offset by a change in fair value adjustment related to derivative and warrant liability of $1.8 million and an increase in net interest expense and other items of $1.1 million.

Revenue

Revenue for the nine months ended September 30, 2020 was $10.9 million, a decrease of $0.5 million compared to revenue for the nine months ended September 30, 2019 of $11.5 million. The decrease was primarily attributable to an upfront payment on the KP415 License Agreement of $10.0 million in 2019, which did not recur in 2020, combined with a decrease in reimbursements revenue of $0.3 million period over period, partially offset by a one-time regulatory milestone payment under the KP415 License Agreement of $5.0 million received in 2020 following the FDA's acceptance of the KP415 NDA, combined with an increase in consulting fees revenue of $4.8 million period over period.

Royalty and Direct Contract Acquisition Costs

Royalties and direct contract acquisition costs for the nine months ended September 30, 2020 was $1.3 million, an increase of $0.3 million compared to royalty and direct contract acquisition costs for the nine months ended September 30, 2019 of $1.0 million. The increase was primarily attributable to a royalty payment of $0.5 million paid to Aquestive in 2020 related to the one-time regulatory milestone payment under the KP415 License Agreement, combined with the amortization of $0.8 million of costs directly attributable to the revenue recognized under the KP415 License Agreement, partially offset by $1.0 million paid to Aquestive in 2019 related to the upfront payment on the KP415 License Agreement which did not recur in 2020.

Research and Development

Research and development expenses decreased by $11.2 million, from $17.0 million for the nine months ended September 30, 2019, to $5.8 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a decrease in net third-party research and development costs, personnel-related costs and other miscellaneous research and development expenses.

General and Administrative

General and administrative expenses decreased by $4.0 million, from $9.4 million for the nine months ended September 30, 2019, to $5.4 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a decrease in personnel-related costs, professional fees and other miscellaneous general and administrative costs.

Severance Expense

Severance expense of $0.8 million was recognized for the nine months ended September 30, 2020 due to the termination of our chief business officer in February 2020. Severance expense is comprised of $0.4 million of personnel and other related charges and $0.4 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination. We had no severance expense in the nine months ended September 30, 2019.

Other (Expense) Income

Other expenses increased by $3.0 million, from $2.6 million for the nine months ended September 30, 2019, to $5.5 million for the nine months ended September 30, 2020. This period-to-period increase in expense was primarily attributable to a change in fair value adjustment related to derivative and warrant liability of $1.8 million and an increase in net interest expense and other items of $1.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2020, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital Fund, LLC, or Lincoln Park, and from revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements. As of September 30, 2020, we had cash and cash equivalents of $5.3 million and restricted cash of $0.2 million.

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

Based on the market value of our outstanding common stock held by non-affiliates as of March 31, 2020, the date we filed amendment No. 1 to the Current Registration Statement, in order to issue securities under the Current Registration Statement we must rely on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the Current Registration Statement during any twelve-month period. At the time we sell securities pursuant to the Current Registration Statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6. Based on this calculation, the amount of securities we are able to sell under the Current Registration Statement, as of March 31, 2020, was approximately $6.8 million, of which we (i) have filed a prospectus supplement to register approximately $2.7 million for sales under our February 2020 purchase agreement with Lincoln Park, or the Current Purchase Agreement; and (ii) have previously sold an aggregate of $4.1 million of shares of common stock in prior offerings on Form S-3 in the previous 12 months. Accordingly, we expect that we will be unable to sell additional securities beyond those amounts pursuant to our Current Registration Statement in the near term, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. In addition, under the terms of the Current Purchase Agreement, stockholder approval may be required to access a portion of the amounts available under the Current Purchase Agreement.

In February 2019, we entered into a purchase agreement, or the Prior Purchase Agreement, with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Prior Purchase Agreement, and upon execution of the Prior Purchase Agreement we issued an additional 120,200 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Prior Purchase Agreement. Concurrently with entering into the Prior Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Prior Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. In February 2020, upon entering into the Current Purchase Agreement with Lincoln Park, we terminated the Prior Purchase Agreement and we filed a prospectus supplement to the Prior Registration Statement to terminate this offering in its entirety. As a result, we will not make any future sales under the Prior Purchase Agreement. Through the date of termination we sold 3,401,271 shares of our common stock  (exclusive of the 120,200 commitment shares)  to Lincoln Park under the Prior Purchase Agreement for approximately $5.4 million in gross proceeds.

In September 2019, we entered into the KP415 License Agreement with Commave and Commave paid us a non-refundable upfront payment of $10.0 million. In May 2020, the FDA accepted our NDA for KP415. Per the KP415 License Agreement, we received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the KP415 NDA. In July 2020, we entered into the Corium Consulting Agreement under which Corium engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of KP415. Under the Corium Consulting Agreement, we are entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which will be paid in quarterly installments through March 31, 2022. The remaining $2.0 million is conditioned upon the achievement of a specified regulatory milestone related to Corium's product portfolio. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

In February 2020, we entered into the Current Purchase Agreement with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time to time over the 12-month term of the Current Purchase Agreement, and upon execution of the Current Purchase Agreement we issued an additional 308,637 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Current Purchase Agreement. Concurrently with entering into the Current Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the sale of the shares of our common stock that have been and may be issued to Lincoln Park under the Current Purchase Agreement pursuant to our existing shelf registration statement on Form S-3 or a new registration statement. In May 2020, we reached the maximum allowable shares to be issued under the Current Registration Statement of 9,268,182 shares (inclusive of the 308,637 commitment shares) as defined in Section 2(f)(i) of the Current Purchase Agreement and therefore we cannot issue additional shares under the Current Purchase Agreement. As of September 30, 2020, we have sold 8,959,545 shares of common stock (exclusive of the 308,637 commitment shares previously issued to Lincoln Park) under the Current Purchase Agreement for approximately $2.3 million in gross proceeds.

We have had recurring negative operating cash flows and, as of September 30, 2020, had an accumulated deficit of $253.6 million and a net working capital (current assets less current liabilities) deficit of $62.7 million. We anticipate that we will continue to incur minimal positive net cash flows from operations or negative net cash flows from operations for at least the next several years. Our recurring negative operating cash flows, net working capital (current assets less current liabilities) deficit and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only sources of revenue will be through payments arising from our license agreements with KVK and Commave, or through our Corium Consulting Agreement and other potential consulting arrangements and any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

On April 23, 2020, we received proceeds of $0.8 million from a loan, or the PPP Loan, under the Paycheck Protection Program, or the PPP, of the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a portion of which may be forgiven, which we used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the PPP Loan term. Thereafter, we would have been required to pay the lender equal monthly payments of principal and interest.

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

Convertible Debt

As of September 30, 2020, we had $67.1 million of convertible notes outstanding, consisting of senior secured convertible promissory notes issued, under our multi-tranche credit facility, or the Deerfield Facility Agreement, with Deerfield Private Design Fund III, L.P., or Deerfield, (i) in June 2014, or the Deerfield Convertible Note (as described below), in the principal amount of $7.3 million, (ii) in December 2019, or the December 2019 Notes (as described below), in the aggregate principal amount of $56.6 million and (iii) in January 2020, or the January 2020 Note (as described below), in the principal amount of $3.1 million.

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

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, an aggregate of 3,192,333 shares of common stock were issuable upon conversion of the Series A Preferred Stock. As of September 30, 2020, all 9,577 shares of Series A Preferred Stock issued under the October 2018 Exchange Agreement have been converted into an aggregate 3,192,333 shares of our common stock.

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

As of September 30, 2020, all 1,576 shares of Series B-1 Preferred Stock have been converted into 1,659,996 shares of common stock, and there were no shares of Series B-2 Preferred Stock outstanding.

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

As of September 30, 2020, the Deerfield Lenders have converted $17.1 million of principal on the December 2019 Notes into all 28,439,015 shares of common stock issuable under the Deerfield Optional Conversion Feature.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(880)	$(20,639)
Net cash (used in) provided by investing activities	(7)	3,239
Net cash provided by financing activities	2,785	5,289
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,898	$(12,111)

Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities of $0.9 million consisted of a net loss of $7.9 million and $1.1 million in changes in working capital, partially offset by $8.1 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the KP415 License Agreement and the Corium Consulting Agreement. The changes in working capital consisted of $1.3 million related to a change in accounts payable and accrued expenses, $0.3 million related to a change in accounts and other receivables and $0.2 million related to operating lease liabilities, partially offset by $0.5 million related to a change in prepaid expenses and other assets and $0.2 million related to operating lease right-of-use assets and other liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $2.0 million, non-cash interest expense of $3.6 million, amortization of debt issuance costs and debt discount of $1.7 million, loss on sublease and disposal of property and equipment of $0.3 million, a change in the fair value adjustment related to derivative and warrant liabilities of $0.1 million and $0.5 million related to depreciation, amortization and other items.

For the nine months ended September 30, 2019, net cash used in operating activities of $20.6 million consisted of a net loss of $18.5 million and $6.2 million in changes in working capital; partially offset by $4.1 million in adjustments for non-cash items. The changes in working capital consisted of $1.5 million related to a change in accounts and other receivables, $6.1 million related to a change in accounts payable and accrued expenses, $1.6 million related to operating lease right-of-use assets and $0.8 million related to a change in other liabilities; partially offset by $1.4 million related to a change in prepaid expenses and other assets and $2.3 million related to operating lease liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $3.7 million, non-cash interest expense of $1.0 million, amortization of debt issuance costs and debt discount of $1.0 million and $0.2 million related to depreciation, amortization and other items; partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $1.8 million.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $7,000, which was attributable to purchases of property and equipment.

For the nine months ended September 30, 2019, net cash provided by investing activities was $3.2 million, which was primarily attributable to maturities of marketable securities.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $2.8 million, which was primarily attributable to proceeds from sales of our common stock under the Current Purchase Agreement of $2.3 million and proceeds from the PPP loan of $0.8 million, partially offset by repayment of principal on finance lease liabilities of $0.1 million and payment of debt issuance and deferred offerings costs of $0.2 million.

For the nine months ended September 30, 2019, net cash provided by financing activities was $5.3 million, which was primarily attributable to proceeds from sales of our common stock under the Prior Purchase Agreement of $5.4 million; partially offset by repayment of principal on finance lease liabilities of $0.2 million.

Future Funding Requirements

We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan, revenue projections and existing cash resources as of September 30, 2020, we believe our cash resources will be sufficient to fund operating expense and capital investment requirements past the potential March 2, 2021 PDUFA date for the KP415 NDA and up to the debt maturity date of March 31, 2021. A portion of our projected revenue is based upon the achievement of milestones in our APADAZ and KP415 license agreements. Certain of the milestones are associated with regulatory matters that are outside our control and we do not have a history of achieving milestones in our license agreements.

Potential near-term sources of additional funding include:

●	any revenues generated under the APADAZ License Agreement;
●	any consulting services revenue or short-term milestone payments generated under the KP415 License Agreement;
●	any consulting services revenue or short-term milestone payments generated under the Corium Consulting Agreement; and
●	any consulting services revenue generated under other potential consulting arrangements.

We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses.

To date, we have generated revenue from the non-refundable upfront payment, regulatory milestone payment, reimbursements of out-of-pocket third-party research and development costs and consulting services under the KP415 License Agreement, consulting services, and associated out-of-pocket third-party costs, under the Corium Consulting Agreement and consulting services under other consulting arrangements, and, as of September 30, 2020, we have a net working capital (current assets less current liabilities) deficit of $62.7 million. We expect that our only sources of revenues will be through payments arising from our license agreements with KVK and Commave, the Corium Consulting Agreement or through other potential consulting arrangements and any other future arrangements related to one of our product candidates. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the KP415 License Agreement to develop, manufacture and commercialize KP415 and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received a milestone payment of $5.0 million under the KP415 License Agreement due to the FDA’s acceptance of the KP415 NDA, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also expect to continue to incur additional costs associated with operating as a public company. If we are unable to generate revenue in the short term under our license agreements, we will need substantial additional funding in order to continue our operations.

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

Our unaudited condensed financial statements for the quarter ended September 30, 2020, includes an explanatory paragraph, within Note A, stating that our recurring losses, negative operating cash flows, net working capital (current assets less current liabilities) deficit and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We expect that our only sources of revenues will be through payments arising from our license agreements with KVK and Commave, the Corium Consulting Agreement or through other potential consulting arrangements and any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from our license agreements with KVK and Commave, the Corium Consulting Agreement and other potential consulting arrangements or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and our chief financial officer concluded that, as of such date, with the exception of the material weakness discussed below, our disclosure controls and procedures were effective at the reasonable assurance level.

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

During the quarter ended September 30, 2020, we continued evaluating the internal controls related to the material weakness described above, including a review of the design of those internal control elements related to calculations and conclusions associated with non-routine transactions in order to assess how to improve their level of precision. As of September 30, 2020, our evaluation remains in process, and therefore we have not yet determined whether the material weakness described above has been remediated. However, with the exception of this material weakness, management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020. In addition, except for the material weakness described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our current operating plan, our existing resources and projected revenues are expected to be sufficient to fund our operating expense and capital investment requirements past the potential March 2, 2021 PDUFA date for the KP415 NDA and up to the debt maturity date of March 31, 2021. A portion of our projected revenue is based upon the achievement of milestones in our APADAZ and KP415 license agreements. Certain of the milestones are associated with regulatory matters that are outside our control and we do not have a history of achieving milestones in our license agreements. We do not currently have sufficient funds to finance our continuing operations beyond the short-term or to substantially advance our product candidates further into clinical development. We expect that our only sources of revenues will be through payments arising from our license agreements with KVK and Commave, or through the Corium Consulting Agreement or other potential consulting arrangements and any other future arrangements related to one of our other product candidates. Accordingly, our ability to continue as a going concern will require us to obtain, in the short term, additional financing to fund our operations. In order to substantially advance development of our product candidates, we will need to obtain additional funding in connection with our continuing operations from one or more equity offerings, debt financings, the APADAZ License Agreement, the KP415 License Agreement, the Corium Consulting Agreement, other potential consulting arrangements or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from the APADAZ License Agreement, the KP415 License Agreement, the Corium Consulting Agreement or other consulting arrangements, or be successful in completing other transactions, that will fund our operating expenses. Further, the economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Even if we are able to fund continued development and any of our product candidates, beyond APADAZ, are approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize any product candidate. Our future capital requirements will depend on many factors, including:

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

We have had recurring negative net operating cash flows and, as of September 30, 2020, had an accumulated deficit of $253.6 million and negative working capital (current assets less current liabilities) of $62.7 million. Our operating cash flows for the nine months ended September 30, 2020 and 2019, were net cash used in operations of $0.9 million and of $20.6 million, respectively. We have financed our operations through September 30, 2020 with funds raised in private placements of redeemable convertible preferred stock, in the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements.

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

In February 2020, we entered into the Current Purchase Agreement which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time-to-time over the 12-month term of the Current Purchase Agreement, and upon execution of the Current Purchase Agreement we issued 308,637 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Current Purchase Agreement. There are no assurances whether we will utilize all of, or receive all proceeds from, the Current Purchase Agreement. For instance, in May 2020, we reached the maximum allowable shares to be issued under the Current Registration Statement of 9,268,182 shares (inclusive of the 308,637 commitment shares) as defined in Section 2(f)(i) of the Current Purchase Agreement and therefore we cannot issue additional shares under the Current Purchase Agreement. As of September 30, 2020, we sold 8,959,545 shares of our common stock (exclusive of the 308,637 commitment shares) to Lincoln Park under the Current Purchase Agreement for approximately $2.3 million in gross proceeds.

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

We have a significant amount of indebtedness. As of September 30, 2020, we had $67.1 million of outstanding borrowings under the Deerfield Facility Agreement. Amounts outstanding under the Deerfield Facility Agreement bear interest at a rate of 6.75% per annum, and all outstanding principal and accrued interest for our outstanding borrowings under the Deerfield Facility Agreement are due and payable on March 31, 2021. Our obligations under the Deerfield Facility Agreement are secured by substantially all of our assets. We could in the future incur additional indebtedness beyond our borrowings under our Deerfield Facility Agreement.

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

On April 23, 2020 we received proceeds of $0.8 million from the PPP Loan under the PPP of the recently enacted CARES Act, a portion of which may be forgiven, which we used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the PPP Loan term. Thereafter, we would have been required to pay the lender equal monthly payments of principal and interest.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $11.00 per share, our stock price has ranged from a low of $0.12 to a high of $26.15 through October 28, 2020. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

If the holders of our senior secured convertible promissory notes elect to convert such notes into common stock, your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

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

As of September 30, 2020, we had federal net operating loss carryforwards of approximately $223.3 million, due to prior period losses, $138.1 million of which if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 5, 2018).
3.1.2	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.1.3	KemPharm, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.2	Amended and Restated Bylaws, effective as of July 15, 2020, of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 17, 2020).
4.1	Reference is made to Exhibit 3.1, Exhibit 3.1.1, Exhibit 3.1.2, Exhibit 3.1.3 and Exhibit 3.2 hereof.
10.1*	Termination of Agreement of Sublease, by and between KemPharm, Inc. and Ciber Global, LLC, dated as of October 22, 2020.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Unaudited Condensed Statements of Changes in Stockholders' Deficit, (iv) Unaudited Condensed Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: October 29, 2020	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2020	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)