Form 10-K
period 2020-12-31
KEMPHARM, INC
filed 2021-03-12
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.5 million, based upon the closing sales price for the registrant’s common stock, as reported on the OTC Markets Venture Market, or OTCQB, on June 30, 2020. The calculation of the aggregate market value of voting and non-voting common equity excludes 170,390 shares of common stock the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 10, 2021, the registrant had 28,376,321 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the definitive proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

KEMPHARM, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the progress of, outcome or and timing of any regulatory approval for any of our product candidates and the expected amount or timing of any payment related thereto under any of our collaboration agreements;

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	our ability to raise additional funds on commercially reasonable terms, or at all, in order to support our continued operations;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and results of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our products and product candidates;

●	the size and characteristics of the markets that may be addressed by our products and product candidates;

●	our intention to seek to establish, and the potential benefits to us from, any strategic collaborations or partnerships for the development or sale of our products and product candidates;

●	our expectations as to future financial performance, expense levels and liquidity sources;

●	the timing of commercializing our products and product candidates; and

●	other factors discussed elsewhere in this report.

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

RISK FACTORS SUMMARY

The risk factors summarized below could materially harm our business, operating results, and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled "Risk Factors". Material risks that may affect our business, financial condition, results of operations, and trading price of our common stock include the following:

●	Our research and development activities are focused on discovering and developing proprietary prodrugs, and we are taking an innovative approach to discovering and developing prodrugs, which may never lead to marketable prodrug products.

●	If we are not able to obtain required regulatory approvals for our product candidates, or the approved labels are not sufficiently differentiated from other competing products, we will not be able to commercialize them and our ability to generate revenue or profits or to raise future capital could be limited.

●	If commercialization of AZSTARYS, APADAZ or our other product candidates is not successful, or we experience significant delays in commercialization, our business will be harmed.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

●	We may need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts or cease operations altogether.

●	We have incurred significant recurring negative net operating losses since our inception. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.

●	If we are unable to obtain and maintain trade secret protection or patent protection for our technology, AZSTARYS, KP879 and our other product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology, AZSTARYS, KP879 and our other product candidates, if approved, may be impaired.

●	If we, subject to the approval of Commave Therapeutics, S.A., or Commave, themselves, attempt to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act and the FDA does not conclude that our product candidates are sufficiently bioequivalent, or have comparable bioavailability, to approved drugs, or if the FDA does not allow us or Commave to pursue the 505(b)(2) NDA pathway as anticipated, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and the FDA may not ultimately approve our product candidates.

●	The FDA may determine that any NDA we may submit under the 505(b)(2) regulatory pathway for any of our product candidates in the future is not sufficiently complete to permit a substantive review.

●	We have entered into collaborations with Commave to develop, manufacture and commercialize AZSTARYS and KP484 worldwide. In addition, we may seek collaborations with third parties for the development or commercialization of our other product candidates, or in other territories. If those collaborations are not successful, we may not be able to capitalize on the market potential of AZSTARYS or KP484 or other product candidates, if approved.

●	The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

NOTE REGARDING COMPANY REFERENCE

Unless the context otherwise requires, we use the terms “KemPharm,” “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K to refer to KemPharm, Inc. We have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K that are important to our business, including KemPharm, LAT and the KemPharm logo. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

NOTE REGARDING MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications or other publicly available information, as well as other information based on our internal sources. While we believe the industry and market data included in this Annual Report on Form 10-K is reliable and is based on reasonable assumptions, this data involves many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS.

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT®, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, and stimulant use disorder, or SUD, and idiopathic hypersomnia, or IH. Our newly approved product, AZSTARYS™, formerly referred to as KP415, and KP484, are both based on a prodrug of d-methylphenidate, or d-MPH, but with differing extended-release, or ER, effect profiles, and are intended for the treatment of ADHD. Our lead clinical development product candidate, KP879, is also based on a prodrug of d-MPH and is intended for the treatment of stimulant use disorder, or SUD. Our preclinical prodrug product candidate for the treatment of ideopathic hypersomnia, or IH, is KP1077. We have entered into a collaboration and license agreement with Commave Therapeutics SA (formerly known as Boston Pharmaceuticals S.A.), an affiliate of Gurnet Point Capital, or Commave, for the development, manufacture and commercialization of AZSTARYS, and any other of our product candidates containing serdexmethylphenidate, or SDX, and d-MPH.  In addition, we have entered into a commercial partnership with KVK-Tech, Inc., or KVK, for APADAZ®, an FDA approved immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

On March 2, 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Corium will lead the commercialization of AZSTARYS per the KP415 License Agreement. Corium expects to make AZSTARYS commercially available in the U.S. as early as the second half of 2021.

In July 2020, we entered into a consultation services arrangement, or the Corium Consulting Agreement, with Corium, Inc., or Corium, under which Corium engaged us to guide the product development and regulatory activities for certain current and potential future products in Corium’s portfolio, as well as to continue supporting preparation for the potential commercial launch of AZSTARYS. Corium is a portfolio company of Gurnet Point Capital and has been tasked with leading all commercialization activities for AZSTARYS under the KP415 License Agreement.

In September 2019, we entered into our collaboration and license agreement, or the KP415 License Agreement, with Commave, for the development, manufacture and commercialization of our product candidates containing SDX and d-MPH, including AZSTARYS and KP484.  In addition, the KP415 License Agreement provides Commave a right of first negotiation upon the completion of a Phase 1 proof-of-concept study for KP879, KP922 or any other product candidate developed by us containing SDX and intended to treat ADHD or any other central nervous system disorder.

In October 2018, we entered into our collaboration and license agreement, or the APADAZ License Agreement, with KVK. Under the APADAZ License Agreement, we granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States. In collaboration with KVK, APADAZ was first available for sale nationally beginning in November 2019.  In December 2020, KVK, began a regional pilot launch of APADAZ in the state of Alabama, with plans to expand into additional geographic regions during 2021.

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

We intend to advance our pipeline of product candidates for the treatment of ADHD, SUD and IH, and we anticipate initiating a Phase 1 proof-of-concept study for KP879 in 2021. We plan to employ our LAT technology and development expertise to develop additional product candidates that address significant unmet medical needs in therapeutic indications which have few existing product options. We believe our product candidates may be eligible for composition-of-matter patent protection and we intend to use the 505(b)(2) NDA pathway when available, which we believe has the potential to reduce drug development time, risk and expense.

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

The Unmet Need for Addressing Early Morning Behavioral Deficits and Maintaining Consistent, Sustained Efficacy in Daily ADHD Treatment

The ADHD market is relatively well-served by a number of methylphenidate and amphetamine stimulant products. However, we believe there is a significant need for longer duration products. While a few of the currently-marketed methylphenidate products are labeled as providing some level symptom control for up to 12 hours post-dose, there is increasing attention to addressing late afternoon/early evening behavioral deficits, while also providing symptom control sooner following dosing.

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

A selection of our product candidates and approved products are summarized in the table below:

Selected KemPharm Partnered and Other Development Assets

Parent Drug (Effect Profile)	Product Candidate / Product	Development	Next
(Indication)	(Status)	Status	Milestone
Methylphenidate (ER) (ADHD)	AZSTARYS (Partnered)	FDA Approved	Commercial Launch - as early as H2 2021
Methylphenidate (ER) (ADHD)	KP484 (Partnered)	Clinical	Initiation of Pivotal Efficacy Trial - TBD by Partner
Methylphenidate (ER) (SUD)	KP879*	Clinical	Initiation of Clinical Program - 2021
Prodrug (IH)	KP1077	Preclinical	Pre-IND Meeting - H1 2021
Hydrocodone / APAP (IR) (Pain)	APADAZ (Partnered)	FDA Approved	Tracking Payor Contracts and TRx's

*

This product candidate is subject to a right of first negotiation upon completion of a Phase 1 proof-of-concept study in favor of Commave under the terms of the KP415 License Agreement, but is not currently licensed to Commave, thereunder.

AZSTARYS and KP484

Overview

The prodrug in both AZSTARYS and KP484 is serdexmethylphenidate, or SDX, and both product candidates are intended for the treatment of ADHD. The ADHD market is largely served by the stimulant products methylphenidate and amphetamine. Both AZSTARYS and KP484 are designed to be extended-duration methylphenidate products.

On March 2, 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Subject to Commave’s approval, we intend to seek approval of KP484 under the 505(b)(2) NDA pathway, which will allow us to rely on the FDA’s previous findings of safety and effectiveness for one or more approved products. The timing for initiating additional PK and pivotal efficacy trials for KP484 is subject to Commave’s direction as provided under the KP415 License Agreement.

In September 2019, we entered into the KP415 License Agreement with Commave. Under the KP415 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including AZSTARYS and KP484.  In addition, the KP415 License Agreement provides a right of first negotiation upon completion of a Phase 1 proof-of-concept study for KP879, KP922 or any other product candidate developed by us containing SDX and developed to treat ADHD or any other central nervous system disorder, or the Additional Product Candidates and, collectively with AZSTARYS and KP484, the Licensed Product Candidates.

Under the terms of the KP415 License Agreement, we granted Commave an exclusive, worldwide license to commercialize and develop the Licensed Product Candidates; provided that such license shall apply to an Additional Product Candidates only if Commave exercises its option under the KP415 License Agreement related thereto. If Commave exercises its right to first negotiation related to any Additional Product Candidate under the KP415 License Agreement, the parties are obligated to negotiate in good faith regarding the economic terms of such Additional Product Candidate.

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

Pursuant to the KP415 License Agreement, Commave paid us an upfront payment of $10.0 million and agreed to pay up to $63.0 in milestone payments upon the occurrence of specified regulatory milestones related to the AZSTARYS, including FDA approval and specified conditions with respect to the final approval label, and KP484. As a result of the FDA’s approval of the AZSTARYS NDA, we have earned a regulatory milestone payment following FDA approval as provided under the KP415 License Agreement, and we have invoiced Commave for such payment, which is payable within thirty (30) days following the PDUFA date for AZSTARYS, which was March 2, 2021.  In addition, Commave agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420.0 million in the aggregate. Further, Commave will pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

Commave agreed to be responsible for and reimburse us for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the KP415 License Agreement, including consultation fees to be paid to us for services provided to Commave in performing such activities.

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

The KP415 License Agreement established a joint steering committee, which monitors progress in the development of both AZSTARYS and KP484. Subject to the oversight of the joint steering committee, we otherwise retain all responsibility for the conduct of all regulatory activities required to obtain NDA approval of both AZSTARYS and KP484; provided that Commave shall be the sponsor of any clinical trials conducted by us on behalf of Commave.

Under our March 2012 asset purchase agreement with Shire, Shire had a right of first refusal to acquire, license or commercialize AZSTARYS and KP484. In January 2019, Shire was acquired by Takeda to whom this right of first refusal was transferred at that time. Takeda did not exercise this right of first refusal as part of the KP415 License Agreement.

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS, KP484 or KP879, and any product candidates which contain SDX, including royalty payments on any license of AZSTARYS, KP484 or KP879, the sale of AZSTARYS, KP484 or KP879 to a third party, the commercialization of AZSTARYS, KP484 or KP879 and the portion of any consideration that is attributable to the value of AZSTARYS, KP484 or KP879 and paid to us or our stockholders in a change of control transaction. In connection with the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment we received in the third quarter of 2019 and the regulatory milestone payment we received in the second quarter of 2020.  Aquestive will be due to receive a royalty equal to 10% of the of the regulatory milestone payment for the approval of the AZSTARYS NDA upon receipt from Commave.

Market Opportunity

We believe the ADHD market would be receptive to new branded drugs that have improved properties when compared to current treatments. We believe a new product in the form of a prodrug that has differentiated features may provide a new treatment option in this large market segment. While methylphenidate is available as a generic product, the branded formulations, including, among others, CONCERTA, FOCALIN XR, JORNAY PM, QUILLICHEW XR and COTEMPLA XR-ODT rely on formulation alone in attempting to provide differentiation from generics.

Key Features of AZSTARYS

We believe AZSTARYS has valuable product features and may provide significant benefits to patients, physicians, and society when compared to other FDA-approved and widely-prescribed methylphenidate products:

●	Earlier onset and extended duration.

●	Once-daily dosing.

●	Available to treat patients six years and older.

●	Amenable to patient-friendly formulations. Patients can take AZSTARYS with or without food and can swallow capsules whole or open and sprinkle onto food or add to water.

●

Composition-of-matter patent protection. We have a U.S. composition-of-matter patent that will expire, after utilizing all appropriate patent term adjustments but excluding possible term extensions, in 2037 that generally covers at least one component of AZSTARYS. Our patent strategy is focused primarily on key geographic markets, and we have composition-of-matter patents in multiple countries, including in Canada, China, Europe, Malaysia, Mexico, Indonesia, Israel, Japan, New Zealand, Philippines, Russia, Singapore, South Africa, South Korea and Vietnam, and additional patent filings pending in the United States and foreign jurisdictions.

●

No generic equivalent product. AZSTARYS contains a prodrug that was given a new chemical name, serdexmethylphenidate, by the U.S. Adopted Names Council, or USAN, which means that there may be no generic equivalent product for AZSTARYS in most states, making drug-equivalent substitution potentially difficult at the pharmacy.

KP879

KP879, a prodrug of d-methylphenidate using our proprietary LAT technology, is our product candidate for the treatment of SUD including, for example, abuse or misuse of cocaine, methamphetamine and prescription stimulants. Currently there are no approved drugs in the United States for SUD. We filed an IND with the FDA for KP879 in December 2020. In January 2021, the FDA completed its review of the KP879 IND, concluding that we may proceed with its planned clinical investigation of the product candidate. We expect to initiate the clinical program for KP879 in 2021.

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

KP1077

KP1077 is our prodrug preclinical product candidate for the treatment of IH, an underserved, orphan disease indication. Currently there are no approved drugs in the United States for IH. We expect to hold a pre-IND meeting with the FDA in 2021.

APADAZ

Overview

In February 2018, we announced that the FDA approved APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. APADAZ is an IR combination of our prodrug, benzhydrocodone, and acetaminophen, or APAP. Benzhydrocodone was developed with our proprietary LAT technology.

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

In November 2019, APADAZ and its authorized generic became nationally available. To date, KVK has utilized targeted non-traditional efforts to build product awareness for APADAZ as a responsible alternative to currently available hydrocodone/acetaminophen products. For example, in December 2020, KVK began a collaboration with Sure Med Compliance, a provider of compliance and decision support software designed to assist physicians in evaluating the appropriateness of opioid treatment, to provide a patient/provider support program, referred to as Perspectives in Care, to provide education to physicians, pharmacies and patients regarding responsible opioid therapy.  The Perspectives in Care program was initially launched as a pilot program for APADAZ in Alabama. We may also license the international commercial rights to APADAZ to one or more collaborators.

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

As of December 31, 2020, we have been granted 48 active patents within the United States, and an additional 78 active foreign patents covering our selected prodrugs and product candidates. The terms of the 48 issued U.S. patents extend to various dates ranging, for example, between 2030 and 2037. The term of our overall domestic and foreign patent portfolio related to our selected prodrugs and product candidates, including patent term adjustments but excluding possible patent term extensions, extend to various dates ranging, for example, between 2030 and 2037, if pending patent applications in each of our patent families issue as patents. As of December 31, 2020, we had 13 pending patent applications under active prosecution in the United States, and an additional 28 pending foreign patent applications potentially covering our selected prodrugs and product candidates. Our issued and granted patents provide protection in jurisdictions that include the United States, Australia, Canada, Chile, China, European Countries, Hong Kong, India, Indonesia, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Philippines, Romania, Russia, Singapore, South Africa, South Korea, and Vietnam.

We have received composition-of-matter patents and also additionally filed composition-of-matter and method of treatment patent applications related to the AZSTARYS and KP484 families in the United States and in Argentina, Australia, Brazil, Canada, Chile, China, Egypt, Hong Kong, European Countries, India, Israel, Indonesia, Japan, South Korea, Kazakhstan, Mexico, Malaysia, New Zealand, Philippines, Russia, Singapore, South Africa, Thailand, Ukraine, and Vietnam. We anticipate filing additional patent applications for our prodrugs and product candidates.

Since 2013, the United States Patent and Trademark Office, or the USPTO, has issued 14 composition-of-matter or method of treatment patents covering benzhydrocodone, which will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, no earlier than 2030. Further, there are granted or recently allowed compositions-of-matter patents covering benzhydrocodone in Australia, Canada, Chile, China, Israel, Mexico, South Africa, and South Korea. Patent applications covering benzhydrocodone were pending as of December 31, 2020, in Thailand and Vietnam.

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

Commercialization

On March 2, 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Corium will lead the commercialization of AZSTARYS per the KP415 License Agreement. Corium expects to make AZSTARYS commercially available in the United States as early as the second half of 2021.

In February 2018, we announced that the FDA approved APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.  In October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States. In November 2019, APADAZ and its authorized generic (AG-APADAZ) became nationally available. In December 2020, KVK, in collaboration with Sure Med Compliance, initiated a regional launch of the Perspectives in Care program to provide education to physicians, pharmacies and patients regarding responsible opioid therapy and launched a pilot program for APADAZ in Alabama.

With the exception of AZSTARYS and APADAZ, commercialization activities for our product candidates in active development have not yet begun. Because many of our product candidates may have large potential market opportunities, and may require significant marketing resources, we may conclude that the most appropriate approach to their commercialization, if they receive regulatory approval, will involve forming a commercial collaboration or strategic relationship similar to those we have entered into with Commave and KVK, or consummating some type of strategic transaction, with a larger pharmaceutical or other marketing organization. Alternatively, we may conclude that building our own focused sales and marketing organization will be most appropriate, perhaps as part of a co-promotional arrangement, or some other form of collaboration. As we get closer to potential approval of our product candidates which are not currently subject to the KP415 License Agreement or the APADAZ License Agreement, we will work to identify and implement the commercialization strategies that we conclude are the most desirable with regard to the specific product candidates.

Research and Development

Historically, we have devoted a significant amount of resources to develop our product candidates. For the years ended December 31, 2020 and 2019, we recorded $8.8 million and $19.4 million, respectively, in research and development expenses. We plan to devote a significant portion of our capital towards research and development for the foreseeable future as we continue our efforts to further advance the development of our product candidates.Under the KP415 License Agreement, Commave agreed to be responsible for and reimburse us for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, as defined in the KP415 License Agreement, subject to certain limitations as set forth in the KP415 License Agreement.  We are responsible for the development costs required to bring Additional Product Candidates to the successful completion of a Phase 1 proof-of-concept study, or if Commave does not exercise its right of first negotiation at that point, or Commave’s exercise of its right of first negotiation does not culminate in economic terms which are mutually agreeable between Commave and the Company, any additional development costs which would be required to pursue the approval of such product candidate.

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

AZSTARYS and, if approved, KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Janssen’s CONCERTA, Tris Pharma’s QUILLIVANT XR and QUILLICHEW ER, Novartis’ RITALIN, FOCALIN and FOCALIN XR, UCB’s METADATE CD, Noven’s DAYTRANA, Neos Therapeutics’ CONTEMPLA XR-ODT, Ironshore Pharmaceuticals, Inc.’s JORNAY PM and Adlon Therapeutics’ ADHANSIA XR, in addition to multiple other branded and generic methylphenidate products. In addition, AZSTARYS and, if approved, KP484 will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

Currently, there are no approved drugs in the United States for the treatment of SUD. If approved, KP879 will face potential competition from any products for the treatment of SUD that are currently in, or which may enter into, clinical development.

Currently, there are no approved drugs in the United States for the treatment of IH. If approved, KP1077 could face potential competition from any products for the treatment of IH that are currently in or which may enter into clinical development.

Manufacturing

Our manufacturing strategy is to rely on contract manufacturers to produce our product candidates for clinical trials and, if approved, drug product for commercial sale. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on Johnson Matthey, Inc., or JMI, a third-party manufacturer, to produce the bulk quantities of benzhydrocodone required to manufacture APADAZ under a supply agreement. We have contracted with another third-party manufacturer to supply AZSTARYS and KP484 to be used in our non-clinical, clinical and formulation development programs necessary to support an NDA filing. We expect that our commercial partners under the KP415 License Agreement and the APADAZ License Agreement will continue to rely initially on these manufacturers to manufacture commercial quantities of AZSTARYS, KP484 and APADAZ for sale in the United States, following approval by the FDA. We expect to contract with third-party manufacturers for the manufacture of all API supply needs outside the United States if and when we receive approval by regulatory authorities outside the United States.

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

Asset Purchase Agreement with Shire

In March 2012, as a result of a litigation settlement, we and our chief executive officer, Travis C. Mickle, Ph. D., entered into an asset purchase agreement with Shire pursuant to which we sold assets and intellectual property to Shire for proceeds of $5.1 million. Pursuant to this agreement, we also granted Shire a right of first refusal to acquire, license or commercialize AZSTARYS and KP484. In January 2019, Shire was acquired by Takeda to whom this right of first refusal was transferred at that time. Takeda did not exercise this right of first refusal, and therefore we entered into the KP415 License Agreement with Commave.

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

Unless we enter into a strategic collaboration under which our collaborator assumes responsibility for seeking coverage and reimbursement for a given product, we will be responsible for negotiating coverage, reimbursement and placement decisions for our product candidates. Coverage, reimbursement and placement decisions for a new product are based on many factors including the coverage, reimbursement and placement of already marketed branded drugs for the same or similar indications, the safety and efficacy of the new product, availability of generics for similar indications, the clinical need for the new product and the cost-effectiveness of the product. Increasingly, both purchasers and payors are also conducting comparative clinical and cost effectiveness analyses involving application of metrics, including data on patient outcomes, provided by manufacturers.

Within the Medicare program, as self-administered drugs, our product and product candidates would be reimbursed under the expanded prescription drug benefit known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These plans develop formularies that determine which products are covered and what co-pay will apply to covered drugs. The plans have considerable discretion in establishing formularies and tiered co-pay structures, negotiating rebates with manufacturers and placing prior authorization and other restrictions on the utilization of specific products, subject to review by the Centers for Medicare & Medicaid Services, or CMS, for discriminatory practices. These Part D plans negotiate discounts with drug manufacturers, which are passed on, in whole or in part, to each of the plan’s enrollees through reduced premiums. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes made by recent legislation will reduce this patient coverage gap, known as the “donut hole”, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% currently. To help achieve this reduction, pharmaceutical manufacturers are required to provide quarterly discounts of 70%, which commenced January 1, 2019. In 2020, drug manufacturers became be responsible for a larger share of total drug costs due to an increase to the catastrophic threshold. Such increase will also result in a higher out-of-pocket threshold paid by Part D beneficiaries.

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

●

Phase 1-Studies are initially conducted to test the product candidate for safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism, distribution and excretion in healthy volunteers or subjects with the target disease or condition. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.

●

Phase 2-Controlled studies are conducted with groups of subjects with a specified disease or condition to provide enough data to evaluate the preliminary efficacy, optimal dosages and dosing schedule and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●

Phase 3-These clinical trials are undertaken in larger subject populations to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded subject population at multiple clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. These trials may be done globally to support global registrations so long as the global sites are also representative of the U.S. population and the conduct of the study at global sites comports with FDA regulations and guidance, such as compliance with GCPs.

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

Exclusivity

The FDA provides periods of regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to new chemical entities, or NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivatives, such as a complex, chelate, or clathrate, of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. Applicants may also seek to carve out certain drug labeling that is protected by exclusivity.

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

APADAZ is, and the FDA has recommended that AZSTARYS should be, listed as a Schedule II controlled substance under the CSA, and we expect that our other products and product candidates may be listed in the same manner, if approved. If our product candidates are ultimately listed as Schedule II controlled substances, then the importation of APIs for our product candidates, as well as the manufacture, shipping, storage, sales and use of the products, will be subject to a high degree of regulation. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V, as well as every export of a Schedule I or II substance and a narcotic substance in Schedule III and IV. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Electronic prescriptions may also be permissible depending on the state, so long as the prescription complies with the DEA’s requirements for electronic prescriptions.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance or Schedule III narcotic must also be accompanied by special order forms, with copies provided to the DEA. Because AZSTARYS, APADAZ and our other current product candidates currently under development may be regulated as Schedule II controlled substances, they may be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of stimulants that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substances for use in manufacturing of our product candidates. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

Individual states also independently regulate controlled substances. We and our contract manufacturers will be subject to state regulation on distribution of these products, including, for example, state requirements for licensures or registration.

Other Healthcare and Privacy Regulatory Frameworks

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education and other activities are subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the U.S. Department of Health and Human Services and its various divisions, including the CMS and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense and state and local governments. Our business activities must comply with numerous healthcare laws as well as privacy and information security laws, including those described below. Compliance with government regulations requires the expenditure of substantial time and financial resources.

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

Additionally, the federal Open Payments program, created under Section 6002 of the ACA and its implementing regulations, require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with specified exceptions) to report annually information related to specified payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually specified ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives.

In addition, we may be subject to data privacy and security regulation by foreign, federal, state and local governments. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses, and their respective business associates, independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, U.S. state and foreign law equivalents may govern the privacy and security of personal information (including key-coded data and health information_, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Efforts to ensure that our current and future business arrangements comply with applicable privacy and data security laws and regulations will involve substantial costs. For example, the European General Data Protection Regulation, or GDPR, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. European data protection laws, such as the GDPR, also impose strict rules on the transfer of personal data out of the European Economic Area, Switzerland and United Kingdom. Further, the GDPR authorizes the imposition of penalties (such as restrictions or prohibitions on personal data processing) and large fines for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR and similar data protection laws, which could divert management’s attention and increase our cost of doing business. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, or CCPA, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States. Although the CCPA exempts certain data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to the personal information we maintain about California residents. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable information security or privacy laws in light of the lack of applicable precedent and regulations. Federal, state and foreign enforcement bodies have increased their scrutiny of biotechnology companies, which has led to a number of investigations, prosecutions, convictions, fines, penalties and settlements in the industry.

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

For example, in March 2010, the ACA was passed. The ACA has substantially changed health care financing by both governmental and private insurers, and significantly affected the U.S. pharmaceutical industry. The ACA, among other things, subjected manufacturers to new annual fees and taxes for specified branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, expanded health care fraud and abuse laws, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, imposed an inflation penalty on new formulations of drugs, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, expanded the 340B program which caps the price at which manufacturers can sell covered outpatient pharmaceuticals to specified hospitals, clinics and community health centers, and provided incentives to programs that increase the federal government’s comparative effectiveness research. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Employees and Human Capital Resources

As of December 31, 2020, we employed 22 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Segments and Geographic Information

We view our operations and manage our business as one operating segment. See our financial statements for a discussion of revenues, operating loss, net loss and total assets. All of our assets were held in the United States for the years ended December 31, 2020 and 2019.

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

Risks Related to the Development of Our Product Candidates

If commercialization of AZSTARYS, APADAZ or any of our other product candidates, if approved, are not successful, or we experience significant delays in commercialization, our business will be harmed.

We currently generate no commercial revenue from the sale of any prodrugs and we may never be able to successfully commercialize a prodrug product. For instance, we entered into the KP415 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize AZSTARYS and KP484 worldwide. We cannot guarantee that Commave will be able to successfully develop, manufacture or commercialize AZSTARYS or KP484 or that we will ever receive any future payments under the KP415 License Agreement.
We have also entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States, but we cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ.
We have invested substantially all our efforts and financial resources in the development of our proprietary LAT technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from APADAZ under the APADAZ License Agreement, AZSTARYS under the KP415 License Agreement and generate revenue from any of our other product candidates will depend heavily on their successful development and eventual commercialization. The success of AZSTARYS, APADAZ and any of our other product candidates will depend on several factors, including:

●	successful completion of preclinical studies and requisite clinical trials;

●	successful completion and achievement of endpoints in our clinical trials;

●	demonstration that the risks involved with AZSTARYS, APADAZ and any of our other product candidates are outweighed by the benefits;

●

successful development of our manufacturing processes for AZSTARYS under the KP415 License Agreement, APADAZ under the APADAZ License Agreement and for any of our other product candidates, including entering into and maintaining arrangements with third-party manufacturers;

●	successful completion of an FDA preapproval inspection of the facilities used to manufacture AZSTARYS, APADAZ and any of our other product candidates, as well as select clinical trial sites;

●

receipt of timely marketing approvals from applicable regulatory authorities, including, if applicable, the determination by the DEA of the controlled substance schedule for a product candidate, taking into account the recommendation of the FDA;

●	obtaining differentiating claims in the labels for our product candidates;

●

obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for AZSTARYS, APADAZ and any of our other product candidates and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including cGMPs;

●

launching commercial sales of AZSTARYS under the KP415 License Agreement, APADAZ under the APADAZ License Agreement and launching commercial sales of any of our other product candidates, if and when approved, whether alone or in collaboration with Commave or others;

●	acceptance of AZSTARYS, APADAZ and any of our other product candidates, if approved, by patients, the medical community and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement; and

●	maintaining a continued acceptable safety and efficacy profile of the prodrug products following approval.

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

It is possible that none of our product candidates in clinical development or any of our future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays, KVK could experience an inability to successfully commercialize APADAZ, Corium could experience an inability to successfully commercialize AZSTARYS or any of our other product candidates covered by the KP415 License Agreement, if approved, or we could experience an inability to successfully commercialize any of our other product candidates approved for marketing in the future, if any, which would harm our business.

Our research and development activities are focused on discovering and developing proprietary prodrugs, and we are taking an innovative approach to discovering and developing prodrugs, which may never lead to marketable prodrug products.

A key element of our strategy is to use our proprietary LAT technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. As our scientific efforts are primarily focused on discovering novel prodrugs with new molecular structures, the evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates, we may not be able to develop those product candidates into prodrugs that are bioequivalent, safe and effective and that have commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, for reasons including being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. If APADAZ and AZSTARYS are not successfully commercialized under our APADAZ License Agreement or KP415 License Agreement and we do not successfully develop and commercialize any of our other product candidates based upon our proprietary LAT technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

If we are not able to obtain required regulatory approvals for any of our product candidates, or the approved labels are not sufficiently differentiated from other competing products, we will not be able to commercialize them and our ability to generate revenue or profits or to raise future capital could be limited.

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn, or the approved label for any approved product may not be sufficiently differentiated from other competing products to support market adoption thereof. On March 2, 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. In February 2018, we announced that the FDA approved the NDA for APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Even with the regulatory approval of AZSTARYS and APADAZ by the FDA, we cannot guarantee that the FDA will approve any of our other product candidates for commercial sale or approve any proposed label we may have for any such product candidate. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

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

Separately, in response to the COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most foreign and domestic inspections of manufacturing facilities and products, and subsequently, in July 2020, restarted routine surveillance inspections of domestic manufacturing facilities on a risk-based basis. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, or if we cannot demonstrate bioequivalence or comparable bioavailability of our product candidates to approved products, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. Moreover, even if the FDA does allow us to pursue the 505(b)(2) NDA pathway, depending on the product candidate, we may still need to conduct additional clinical trials, including clinical trials to assess product safety or efficacy. For instance, subject to Commave approval, we currently plan on relying on the 505(b)(2) pathway for any NDA submitted for KP484. However, we do not anticipate that the 505(b)(2) pathway will be available for every product candidate. For instance, it is possible we will only be permitted to utilize the 505(b)(2) NDA pathway for either AZSTARYS or KP484, but not both. We utilized the 505(b)(2) NDA pathway for the AZSTARYS NDA which was approved on March 2, 2021. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with our product candidates, would likely substantially increase.

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

AZSTARYS, APADAZ and certain of our other product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Before we can commercialize any of our products or product candidates, if approved, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. The FDA has recommended that AZSTARYS be regulated as a "controlled substance" as defined in the CSA. For APADAZ, the DEA has determined it to be a Schedule II drug. We expect that most of our other product candidates, including KP484 and KP879, if approved, will be regulated as “controlled substances” as defined in the CSA and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

Social issues around the abuse of opioids and stimulants, including law enforcement concerns over diversion and regulatory efforts to combat abuse, could decrease the potential market for AZSTARYS, APADAZ or any of our other applicable product candidates.

Media stories regarding prescription drug abuse and the diversion of opioids, stimulants and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids and stimulants. Such efforts may inhibit the ability to commercialize AZSTARYS under the KP415 License Agreement, APADAZ under the APADAZ License Agreement or to commercialize any of our other applicable product candidates. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of hydrocodone or other opioid drugs and stimulants, the limitations of abuse-deterrent formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, sales, marketing, distribution or storage of our products could harm our reputation. Such negative publicity could reduce the potential size of the market for AZSTARYS, APADAZ or any of our other applicable product candidates and decrease the revenue we are able to generate from their sale, if approved. Similarly, to the extent prescription drug abuse becomes a less prevalent or less urgent public health issue, regulators and third-party payors may not be willing to pay a premium for formulations with improved attributes of opioids or stimulants.

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for AZSTARYS, APADAZ and any of our other applicable product candidates. For example, in April 2014, the FDA approved class-wide labeling changes to the indications for use of all approved ER/LA opioids, so that ER/LA opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. These changes have reduced the number of prescriptions for opioids written by physicians and negatively impact the potential market for APADAZ or our other applicable product candidates. The FDA also held a public meeting in October 2014, on the development and regulation of abuse-deterrent formulations of opioid medications. Further, the Centers for Disease Control and Prevention previously issued draft guidelines for the prescribing of opioids for chronic pain, providing recommendations for primary care providers prescribing opioids for chronic pain on when to initiate or continue opioids, opioid selection and discontinuation, and the assessment of the risk and addressing harms of opioid use, among other areas. It is possible that FDA, or other regulatory bodies, will announce new regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for AZSTARYS, APADAZ or any of our other applicable product candidates.

Risks Related to Our Financial Position and Capital Needs

Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if material weaknesses in our internal controls are identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

We have incurred significant recurring negative net operating cash flows. We expect to incur minimal positive net operating cash flows or negative net operating cash flows over the next several years and may never achieve or maintain profitability.

We have had recurring negative net operating cash flows and, as of December 31, 2020, had an accumulated deficit of $258.5 million. For the years ended December 31, 2020 and 2019 net cash used in operations was $1.9 million and of $23.7 million, respectively. We have financed our operations through December 31, 2020 with funds raised in private placements of redeemable convertible preferred stock, in the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are in various stages of development of our product candidates, and we have only completed development of, and received regulatory approval for, two products, AZSTARYS and APADAZ. We expect to continue to incur significant expenses and operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

To become and remain profitable, we must succeed in developing and eventually commercializing prodrugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials and obtaining regulatory approval of our product candidates, and manufacturing, marketing and selling, whether ourselves or through a license with a third party, any of our product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are in various stages of these activities for our product candidates and we cannot guarantee that any strategy we adopt will be successful. For instance, in September 2019, we entered into the KP415 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize AZSTARYS and KP484 worldwide. We cannot guarantee that Commave will be able to successfully develop, manufacture or commercialize AZSTARYS, or KP484, if approved, or that we will ever receive any future payments under the KP415 License Agreement. In addition, in October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ. We may never succeed in commercialization activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates. A portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, AZSTARYS, APADAZ or any of our other product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of prodrug products. We cannot guarantee that Commave will be able to successfully commercialize AZSTARYS or any of the other product candidates subject to the KP415 License Agreement, even if approved, that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the KP415 License Agreement from the commercial sales of AZSTARYS or any future payments under the KP415 License Agreement or payment under the APADAZ License Agreement from commercial sales of APADAZ. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of those securities or debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We may need additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts or cease operations altogether.

We expect that our only sources of revenues will be through payments arising from our license agreements with Commave and KVK, or through the Corium Consulting Agreement or other potential consulting arrangements and any other future arrangements related to one of our other product candidates. We cannot guarantee that we will be able to generate sufficient proceeds from the KP415 License Agreement, the APADAZ License Agreement, the Corium Consulting Agreement or other consulting arrangements, or be successful in completing other transactions, that will fully fund our operating expenses. Further, the economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Our future capital requirements will depend on many factors, including:

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

●	the commercial revenue, if any, received from commercial sales of AZSTARYS under our KP415 License Agreement, APADAZ under our APADAZ License Agreement, or any of our other product candidates subject to the terms of the KP415 License agreement, or sales of our other product candidates for which we receive marketing approval in the future, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of AZSTARYS, APADAZ, or any of our other product candidates, from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which AZSTARYS, APADAZ, or any our other product candidates are assigned;

●	the success of our partner, Commave, in commercializing AZSTARYS, or the successful development of other Additional Products or other Licensed Products in accordance with the terms of the KP415 License Agreement;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

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

Based on the changes provided by the Flexibility Act we plan to take advantage of (i) the extended covered period for loan forgiveness from eight weeks to 24 weeks, (ii) the lowered requirement that a certain percentage of loan proceeds must be used for payroll costs from 75 percent to 60 percent, (iii) the extended deferral period for payments of principal, interest and fees from six months after loan disbursement to 10 months after the SBA remits the borrower’s loan forgiveness amount to the lender and (iv) take advantage of an safe harbor provisions as applicable. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. Based on the changes provided by the Flexibility Act we expect that substantially all of the PPP loan will be forgiven, however, we cannot provide any assurance that we will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. We submitted our application for loan forgiveness of the full amount of the PPP Loan under the applicable SBA guidance and are waiting for a decision on that application.

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

We commenced active operations in 2006, and our operations to date have been largely focused on raising capital, identifying potential product candidates, broadening our expertise in the development of our prodrugs, undertaking preclinical studies and conducting clinical trials. To date, we have only two products approved by the FDA, AZSTARYS, a once-daily product for the treatment of ADHD in patients age six years and older, and APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We have not yet demonstrated an ability to manufacture a prodrug on a commercial scale, or arrange for a third party to do so, or conduct sales and marketing activities necessary for successful commercialization. Further, we cannot guarantee that that Commave will be able to successfully commercialize AZSTARYS or any of our other product candidates subject to the KP415 License Agreement, if approved, that KVK will be able to successfully commercialize APADAZ, or that we will ever receive any payments under the KP415 License Agreement or the APADAZ License Agreement from commercial sales of AZSTARYS, APADAZ, or any of our other product candidates, if approved. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We do not have any manufacturing facilities. We procure the bulk drug substances for AZSTARYS, KP484, APADAZ and KP879 from sole-source, third-party manufacturers and the partnered product and product candidates that utilize these moieties as the API used in our clinical trials from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our product candidates, as well as for commercial manufacture of AZSTARYS, APADAZ, or any of our other product candidates should they receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of benzhydrocodone, SDX, other bulk drug substances or our partnered product or product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

The facilities used by our contract manufacturers to manufacture AZSTARYS, APADAZ, and any of our other product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing application to the FDA, and these facilities could fail to obtain FDA approval.

We do not, other than through our contractual arrangements, control the manufacturing process of AZSTARYS, APADAZ, or any of our other product candidates, and we are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, other than through our contractual agreements, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacturing of AZSTARYS, APADAZ or any of our other product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market AZSTARYS, APADAZ, or any of our other product candidates, if approved.

Further, for AZSTARYS, APADAZ and any of our other product candidates, if approved, our suppliers will be subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to AZSTARYS, APADAZ or any of our other product candidates, if approved, and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another supplier that meets all regulatory requirements, as well as market disruption related to any necessary recalls or other corrective actions.

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for AZSTARYS, KP484 or KP879 bulk drug substance. If our current contract manufacturer for AZSTARYS, KP484 or KP879 bulk drug substance cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

We have entered into collaborations with Commave, to develop, manufacture and commercialize AZSTARYS and KP484 worldwide, and KVK, for the commercialization of APADAZ in the United States. In addition, we may seek collaborations with third parties for the development or commercialization of our other product candidates, or in other territories. If those collaborations are not successful, we may not be able to capitalize on the market potential of AZSTARYS, APADAZ, or any of our other product candidates, if approved.

We entered into the KP415 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize AZSTARYS and KP484. We cannot guarantee that the K415 License Agreement with Commave will be successful or that we will receive any future payments under the KP415 License Agreement. For instance, Commave has the option to terminate the KP415 License Agreement, in its entirety or on a product-by-product and country-by-country basis, at their convenience either (i) prior to the first regulatory approval of a product upon sixty days prior written notice or (ii) subsequent to the first regulatory approval of a product upon one hundred twenty days prior written notice. Further, even if Commave does not terminate the KP415 License Agreement, we cannot guarantee that we will receive any additional milestone or royalty payments under the KP415 License Agreement. In addition, under the KP415 License Agreement, we have limited control over the amount and timing of resources that Commave will dedicate to the development, manufacturing or commercialization of AZSTARYS and KP484, and we may not always agree with Commave’s efforts. Our ability to generate revenue under the KP415 License Agreement will depend, in part, on Commave’s ability to successfully perform the functions assigned to it under the KP415 License Agreement.

In addition, we have entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that our collaboration with KVK will be successful or that we will ever receive any payments under the APADAZ License Agreement. For instance, if the Initial Adoption Milestone is not achieved, KVK may terminate the APADAZ License Agreement without making any payments to us. Further, even if the Initial Adoption Milestone under the APADAZ License Agreement is achieved, we cannot guarantee that we will receive any additional milestone or royalty payments under the APADAZ License Agreement. Further, under the APADAZ License Agreement, we have limited control over the amount and timing of resources that KVK will dedicate to the commercialization of APADAZ, and we may not always agree with KVK’s commercialization efforts. Our ability to generate revenue under the APADAZ License Agreement will depend on KVK’s ability to successfully perform the functions assigned to it under the APADAZ License Agreement. The commercialization strategy under the APADAZ License Agreement is novel and untested, and, even if successful we expect that the pricing for any sales of APADAZ will be at or near the prices of currently available generic equivalent drugs. As a result, even if KVK does successfully perform its functions under the APADAZ License Agreement, we cannot guarantee that there will be sufficient market demand for APADAZ for us to receive any revenue under the APADAZ License Agreement.

We may also seek additional third-party collaborators for the commercialization of APADAZ outside of the United States or for the development or commercialization of any of our other product candidates, which are not subject to the KP415 License Agreement, or those that are subject to the KP415 License Agreement but the option is not exercised by Commave. In such cases, our likely collaborators would include large and mid-size pharmaceutical companies, regional, national and international pharmaceutical companies and biotechnology companies. If we do enter into any such collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of AZSTARYS or APADAZ outside of the United States or any of our other product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Our collaborations with Commave and KVK, or combined the Collaborators, pose the following risks to us:

●	The Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	The Collaborators may not perform their obligations as expected;

●

The Collaborators may not pursue commercialization of AZSTARYS, APADAZ, or any of our other product candidates covered under the KP415 License Agreement, if approved, or may elect not to continue or renew commercialization programs based on post-approval clinical trial results, changes in the Collaborator's strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●

The Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with AZSTARYS, APADAZ, or any of our other products covered under the KP415 License Agreement, as applicable, if the Collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●

AZSTARYS, APADAZ, and any of our other products covered under the KP415 License Agreement may be viewed by the Collaborators as competitive with their own product candidates or products, which may cause the Collaborators to cease to devote resources to the commercialization of AZSTARYS, APADAZ, or any of our other products covered under the KP415 License Agreement, if approved;

●

The Collaborators may not commit sufficient resources to the development, marketing and distribution of AZSTARYS, APADAZ, and any of our other products covered under the KP415 License Agreement, as applicable;

●

disagreements with the Collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the development or commercialization of AZSTARYS, APADAZ, or any of our other products covered under the KP415 License Agreement, as applicable, might lead to additional responsibilities for us with respect to AZSTARYS, APADAZ, or any of our other products covered under the KP415 License Agreement, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

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

●

the license agreements may be terminated by the Collaborators under specified circumstances and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of AZSTARYS, APADAZ, or any of our other products covered under the KP415 License Agreement.

If we enter into any future collaborations we will face similar risks with any future collaborators as well.

The KP415 License Agreement, the APADAZ License Agreement, and any other licensing or collaboration agreements we may enter into may not lead to commercialization of AZSTARYS, commercialization of APADAZ, or development of KP484, KP879 or any of our other product candidates in the most efficient manner or at all. If Commave or KVK or a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations for our product candidates, we may have to alter our development and commercialization plans.

Our prodrug development programs and the potential commercialization of our product candidates, if approved, will require substantial additional capital. For our product candidates, which are not subject to the terms of the KP415 License Agreement or the APADAZ License Agreement, we may need to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We are party to a termination agreement with Aquestive Therapeutics, or Aquestive, that may limit the value of any sale, license or commercialization of AZSTARYS, KP484 or KP879. Under this termination agreement, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS, KP484 or KP879, and any product candidates which contain SDX, including royalty payments on any license of AZSTARYS, KP484 or KP879, the sale of AZSTARYS, KP484 or KP879 to a third party or the commercialization of AZSTARYS, KP484 or KP879. As part of the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the license upfront payment we received in the third quarter of 2019 and the regulatory milestone payment we received in the second quarter of 2020.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain trade secret protection or patent protection for our technology, AZSTARYS, APADAZ, or our other product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology, AZSTARYS, APADAZ, or our other product candidates, if approved, may be impaired.

Our success depends in large part on our ability to obtain and maintain trade secret protection of our proprietary LAT technology as well as patent protection in the United States and other countries with respect to AZSTARYS, APADAZ, and any of our other product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product technology and product candidates. As part of the KP415 License Agreement, Commave, obtained from us an exclusive, worldwide license to certain patents that cover AZSTARYS and KP484.  In addition, as part of the APADAZ License Agreement, KVK obtained from us an exclusive license to certain patents that cover APADAZ.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States or visa-versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and utility, or equivalent, patent applications in the United States and other jurisdictions are typically, for example, not published until 18 months after the filing date of such patent applications, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make and/or use the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, priority, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and drugs. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

●

we may not be able to acquire patent term extensions of certain patents, domestic or foreign, due to regulatory delays, among others, which may affect the term of enforceability of such patents over time;

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

●

we could inadvertently abandon a patent or patent application, resulting in the loss of protection of intellectual property rights in a particular country, and we, our collaborators or our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments or loss;

●	the claims of our issued patents or patent applications when issued may not cover our product candidates;

●

no assurance can be given that our patents would be declared by a court, domestic or foreign, to be valid or enforceable or that a competitor’s technology or product would be found by a court, domestic or foreign, to infringe our patents and our patents or patent applications may be challenged by third parties in patent litigation, domestic or foreign, or in proceedings before the United States Patent and Trademark Office, or the USPTO, or its foreign counterparts, and may ultimately be declared invalid or unenforceable or narrowed in scope;

●

there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim and there may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim;

●	third parties may develop products that have the same or similar effect as our products without infringing our patents;

●	third parties may intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts;

●	there may be dominating or intervening patents relevant to our product candidates of which we are not aware;

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, litigation, nullity, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us, without payment to us or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to seek patent protection or to license, develop or commercialize current or future product candidates.

In addition, the issuance of a patent is not conclusive as to its inventorship, ownership, scope, priority, validity or enforceability, and our owned and licensed patents may be challenged in the courts, patent offices and tribunals in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our product technology, product candidates and prodrugs.

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

Although we seek to develop proprietary prodrug formulations that do not infringe the intellectual property rights of others, we may become party to, or threatened with, future adversarial proceedings or litigation, domestic or foreign, regarding intellectual property rights with respect to our prodrugs or other aspects of our technology, including, for example, interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

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

Furthermore, recent changes in U.S. patent law under the Leahy-Smith Act allows for post-issuance challenges to U.S. patents, including ex parte re-examinations, inter partes reviews and post-grant reviews. There is significant uncertainty as to how the new laws will be applied. If our U.S. patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably Europe, also have post-grant opposition proceedings or nullify proceedings that can result in changes in scope or cancellation of patent claims.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees do not use the proprietary information, show-how or know-how of others in their work for us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. For example, in March 2012, we settled litigation regarding similar matters with Shire Pharmaceuticals, LLC, or Shire. We may also in the future be subject to claims that we have caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these potential claims.

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

We expect to rely on trademarks as one means to distinguish our product candidates that are approved for marketing from the products of our competitors. We have registered trademarks for LAT and KemPharm. In addition, we have solicited and applied for trademarks for the KemPharm logo and several potential trade names and logos for future product candidates. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

Risks Related to the Commercialization of Our Partnered Products and Product Candidates

If we are unable to establish sales, marketing and distribution capabilities for our product candidates, if approved, we may not be successful in commercializing any approved product candidate in the United States.

We have only a limited sales and marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to enter into collaborations with one or more parties or establish our own sales and marketing organization. While we entered into the  KP415 License Agreement to establish a collaboration for the commercialization of AZSTARYS and any of our other product candidates which are subject to such agreement, and we entered into the APADAZ License Agreement to establish a collaboration for the commercialization of APADAZ,  we may not choose to enter into a collaboration for any future approved product. Should we decide to establish our own sales, marketing and distribution capabilities, we would encounter a number of risks. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we decide not to or are unable to establish our own sales, marketing and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. For instance, under the KP415 License Agreement we are entitled to receive quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement, as well as, sales milestones based on specified sales targets. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates in the future, or may be unable to do so on terms that are favorable to us. Further, under the APADAZ License Agreement, we and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, with the portion we receive ranging from 30% to 50% of net profits. As a result, we will be entitled to a smaller portion of the net profits of any sales of APADAZ in the United States than if we had decided to sell, market and distribute APADAZ ourselves. We likely will have little control over such third parties, including Commave and KVK, and any of them may fail to devote the necessary resources and attention to sell and market AZSTARYS, APADAZ, or any of our other product candidates, if approved, effectively. Further, we may be liable for conduct of third parties, including Commave and KVK, acting on our behalf, including failure to comply with legal requirements applicable to sales and marketing of our product or product candidates, if approved. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing AZSTARYS, APADAZ, or any of our other product candidates, if approved.

AZSTARYS, APADAZ, or any of our other product candidates that may receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

AZSTARYS, APADAZ, or any of our other product candidates that may receive marketing approval, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Despite the fact that APADAZ is now nationally available, we cannot guarantee that it will receive significant, if any, market acceptance in the United States. If AZSTARYS, APADAZ, or any of our other product candidates, if approved for commercial sale, do not achieve an adequate level of market acceptance, they may not generate significant product revenue and we may not become profitable. For instance, under the APADAZ License Agreement, we are entitled to milestone and royalty payments only if APADAZ sales in the United States are above specified levels. If APADAZ does not achieve an adequate level of market acceptance, it is unlikely that sales will satisfy these thresholds and we may not be entitled to any payments under the APADAZ License Agreement. Additionally, the commercialization strategy under the APADAZ License Agreement is novel and untested, and, even if successful we expect that the pricing for any sales of APADAZ will be at or near the prices of currently available generic equivalent drugs. Accordingly, we expect that APADAZ will need to achieve broad market acceptance in order for this strategy to be successful. The degree of market acceptance of AZSTARYS, APADAZ, or any of our other product candidates if approved for commercial sale, will depend on a number of factors, including:

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

●

the steps that prescribers and dispensers must take, since AZSTARYS and APADAZ are, and we expect that most of our other product candidates likely going to be considered controlled substances, as well as the perceived risks based upon their controlled substance status;

●	the ability to manufacture our product in sufficient quantities and yields;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement or willingness of patients to pay out of pocket in the absence of third-party coverage;

●	the prevalence and severity of any side effects;

●	any potential unfavorable publicity;

●	any restrictions on the use, sale or distribution of AZSTARYS, APADAZ, or any of our other product candidates, including through REMS; and

●	any restrictions on the use of our prodrug products together with other medications.

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

AZSTARYS, and, if approved, KP484 will compete against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Janssen’s CONCERTA, Tris Pharma’s QUILLIVANT XR and QUILLICHEW ER, Novartis’ RITALIN, FOCALIN and FOCALIN XR, UCB’s METADATE CD, Noven’s DAYTRANA, Neos Therapeutics’ CONTEMPLA XR-ODT, Ironshore Pharmaceuticals, Inc.’s JORNAY PM and Adlon Therapeutics’ ADHANSIA XR, in addition to multiple other branded and generic methylphenidate products. In addition, AZSTARYS and, if approved, KP484 will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

Currently, there are no approved drugs in the United States for the treatment of SUD. If approved, KP879 will face potential competition from any products for the treatment of SUD that are currently in or which may enter into clinical development.

Currently, there are no approved drugs in the United States for the treatment of IH. If approved, KP1077 could face competition from any products for the treatment of IH that are currently in or which may enter into clinical development.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Even if we or our collaborators are able to commercialize AZSTARYS, APADAZ, or any of our other product candidates, they may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies.

The successful commercialization of AZSTARYS, APADAZ, and any of our other product candidates will depend, in part, on the extent to which coverage and adequate reimbursement for AZSTARYS, APADAZ, or any of our other product candidates, will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and managed care plans and other third-party payors. Government authorities and other third-party payors decide which medical products they will pay for and establish reimbursement levels, including co-payments. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, AZSTARYS, APADAZ, or any of our other product candidates for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our prodrug products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Moreover, the trend has been for government and commercial health plans and their pharmacy benefit managers to commoditize drug products through therapeutic equivalence determinations, making formulary decisions based on cost. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize AZSTARYS under the KP415 License Agreement, APADAZ under the APADAZ License Agreement, or commercialize any of our other product candidates for which marketing approval is obtained.

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

There can be no assurance that AZSTARYS, APADAZ, or any of our other product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect the ability to sell AZSTARYS under the KP415 License Agreement , APADAZ under the APADAZ License Agreement, or our ability to sell any of any of our other product candidates profitably if they are approved for sale.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of AZSTARYS, APADAZ, or any of our other product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as AZSTARYS, APADAZ, and any of our other product candidates that may be approved in the future, are commercialized. This includes the risk that our products may be misused. For example, AZSTARYS does, APADAZ does, and we anticipate that any of our other product candidates we may choose to develop in the future, if approved, may carry, a boxed warning regarding lethality if our oral tablets or capsules are prepared for injection and hepatotoxicity, as is commonly done by abusers of opioids. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities on behalf of ourselves. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for AZSTARYS, APADAZ, and any of our other product candidates that we may develop;

●	injury to our reputation and significant negative media attention;

●	termination of clinical trial sites or entire trial programs;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	significant costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards paid to trial participants or patients;

●	product recalls, withdrawals or labeling revisions and marketing or promotional restrictions;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to successfully commercialize AZSTARYS, APADAZ, or any of our other product candidates that might be approved in the future.

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

A variety of risks associated with international operations could materially adversely affect our business.

We expect to engage in significant cross-border activities, and we will be subject to risks related to international operations, including:

●	different regulatory requirements for maintaining approval of drugs in foreign countries;

●	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

●	reduced protection for contractual and intellectual property rights in some countries;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in North America;

●	tighter restrictions on privacy and the collection and use of patient and clinical trial participant data; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

Failure to obtain marketing approval in international jurisdictions would prevent AZSTARYS, APADAZ, and any of our other product candidates from being marketed abroad.

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

A variety of risks associated with marketing AZSTARYS, APADAZ, and any of our other product candidates internationally, if approved, could affect our business.

We may seek regulatory approval for AZSTARYS, APADAZ, and any of our other product candidates, if approved, outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

AZSTARYS is, APADAZ is, and any of our other product candidates for which we obtain marketing approval could be, subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we or our collaborators fail to comply with regulatory requirements or if we or our collaborators experience unanticipated problems with AZSTARYS, APADAZ, or any of our other product candidates when and if any of them are approved.

AZSTARYS is, APADAZ is, and any of our other product candidates for which we obtain marketing approval could be, subject to a comprehensive regulatory scheme, which includes the regulation of manufacturing processes, post-approval clinical data, labeling, advertising, marketing, distribution and promotional activities for such product, by the FDA and other regulatory authorities. For example, we are required to conduct pediatric studies related to AZSTARYS to determine its safety and effectiveness for the claimed indication in pediatric patients. Under the KP415 License Agreement, Commave will be responsible for these regulatory activities going forward, and we cannot guarantee they will be complied with. In addition, we are required to conduct pediatric studies related to APADAZ to determine its safety and effectiveness for the claimed indication in pediatric patients. Under the APADAZ License Agreement, KVK will be responsible for these regulatory activities going forward, and we cannot guarantee they will be complied with.  These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, payment of substantial annual product and establishment fees, labeling requirements, promotional, marketing and advertising requirements, requirements related to further development, packaging, storage and distribution requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. If there are any modifications to the drug, including changes in indications, labeling, manufacturing processes or facilities, or new safety issues arise, a new or supplemental NDA, a post-implementation notification or other reporting may be required or requested depending on the change, which may require additional data or additional preclinical studies and clinical trials.

AZSTARYS is, APADAZ is, and if marketing approval of any of our other product candidates is granted may be, subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. For example, in September 2018, the FDA approved the Opioid Analgesic REMS for ER/LA and IR opioids as one strategy among multiple national and state efforts to reduce the risk of abuse, misuse, addiction, overdose, and deaths due to prescription opioid analgesics. APADAZ is subject to this REMS, and we anticipate that any of our other opioid product candidates that we may choose to develop in the future, if approved by the FDA, are likely to also be subject to a REMS requirement.

AZSTARYS does, APADAZ does, and if any of our other product candidates receive marketing approval they may, have a label that limits their approved uses, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, which could limit sales of the product. For instance, we expect that at least some of our product candidates would likely be required to carry boxed warnings, including warnings regarding tampering, lethality if our oral tablets or capsules are prepared for injection and hepatotoxicity.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. APADAZ is subject to a post-marketing requirement for four deferred pediatric assessments that must be completed pursuant to the FDA’s February 2018 approval letter. The FDA closely regulates the post-approval marketing and promotion of products to ensure products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our prodrug products, if any, for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to a number of actions and penalties, including warning letters, cyber letters, or untitled letters, adverse publicity, the requirement for dear-health-care-provider letters or other corrective information, fines and other monetary penalties, civil or criminal prosecution, including False Claims Act liability, restrictions on our operations and other operating requirements through consent decrees or corporate integrity agreements, debarment, exclusion from participation in federal health care programs and refusal of government contracts or future orders under existing contracts, among other consequences.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of our products, as well as any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the Anti-Kickback Statute and the False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

●

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, which impose obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●

the federal Open Payments program, created under Section 6002 of the Affordable Care Act, or the ACA, and its implementing regulations, which imposes new annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to annually report certain payments and transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members, and, beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives; and

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of our product candidates and increase the cost to commercialize AZSTARYS, APADAZ, and any of our product candidates that may be approved in the future and affect the prices thereof.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect the ability to profitably sell AZSTARYS under the KP415 License Agreement or APADAZ under the APADAZ License Agreement and our ability to profitably sell any of our other product candidates for which we obtain marketing approval.

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

There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

If our security measures are compromised now, or in the future, or the security, confidentiality, integrity or availability of, our information technology, software, services, communications or data is compromised, limited or fails, this could result in a material adverse impact, including without limitation, a material interruption to our operations, harm to our reputation, significant fines, penalties and liability, breach or a triggering of data protection laws, privacy policies and data protection obligations, loss of customers or sales, or material disruption of our clinical trials or other business activity.

In the ordinary course of our business, we may collect, process and store proprietary, confidential and sensitive information, including personal information (including key-coded data and health information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves or other parties.

Despite the implementation of security measures, our information technology systems and data, and those of our CROs and other third parties on which we rely, are vulnerable to system failure, interruption, compromise or damage from several sources, such as data corruption; breakdown; malicious human acts; malicious code (such as computer viruses or worms); fraudulent activity; employee misconduct, theft or error; denial-of-service attacks; public health epidemics (such as the COVID-19 pandemic); cyber-attacks by sophisticated nation-state and nation-state supported actors; natural disasters; terrorism; war; and telecommunication and electrical failures. Moreover, our recovery systems (and those of third parties upon whom we rely) are similarly vulnerable. Any of these events could lead to the unauthorized access, disclosure and use of proprietary, confidential, or otherwise non-public information (such as personal information). The techniques used by criminal actors to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual and potential vulnerabilities. Due to the nature of some of these threats, we may be unable to anticipate threats, and there is a risk that a threat may remain undetected for a period of time. The costs of maintaining or upgrading our cyber-security systems at the level commercially reasonable to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause harm to our business, financial condition and results of operations.

If we, our service providers, partners, or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, acquisition or disclosure of, exposure or disclosure of sensitive information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, it may result in a material adverse impact, including without limitation, fines, damages, litigation, enforcement actions, loss of trade secrets, a material disruption of our drug development programs, or other harm to our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. Additionally, applicable data protection laws, privacy policies and data protection obligations (such as contractual obligations) may require us to notify relevant stakeholders of security breaches, including affected individuals, customers and regulators. Such disclosures are costly, and the disclosure or the failure to comply with such requirements, could lead to material adverse impacts, including without limitation, negative publicity, a loss of confidence in our products or operations or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches.

Further, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.

We cannot be sure that our insurance coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or materially adverse impacts arising out of our privacy and cybersecurity practices, processing or security breaches that we may experience, or that such coverage will continue to be available on acceptable terms at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of a large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, policies, standards and other obligations related to data privacy or security could lead to government enforcement actions (which could include civil or criminal fines or penalties), a disruption of our clinical trials or commercialization of our products, private litigation, other liabilities, and/or adverse publicity. Compliance or the failure to comply with such obligations could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

Regulation of data (including personal data)is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. We and our collaborators may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and security, including, without limitation, personal data such as health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. Moreover, we are subject to the terms of our privacy and security policies, representations, certifications, standards, publications, contracts and other obligations to third parties related to data privacy, security and processing. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our partners’ ability to offer our products or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state information privacy laws (e.g., the California Consumer Privacy Act of 2018, or CCPA), state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure, and protection of health-related and other personal data. These laws and regulations could apply to our operations, the operations of our collaborators or other relevant stakeholders upon whom we depend. In addition, we may obtain health information from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil and criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

The CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA requires covered entities to provide new disclosures to California residents. The CCPA provides for civil penalties for violations, as well as a private right of action and statutory damages for data breaches that is expected to increase class action data breach litigation. Although there are limited exemptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. The CCPA may increase our compliance costs and potential liability. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action and establish a new California Privacy Protection Agency to implement and enforce the new law. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Foreign data protection laws, such as, without limitation, the EU’s GDPR and member state data protection laws, may also apply to health-related and other personal information that we process, including, without limitation, personal data relating to clinical trial participants. European data protection laws impose strict obligations on the ability to process health-related and other personal information of data subjects in Europe, including, among other things, standards relating to the privacy and security of personal data, which require the adoption of administrative, physical and technical safeguards designed to protect such information. The United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. Beginning in 2021, the UK will be a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers compliant under the GDPR. European data protection laws may affect our use, collection, analysis, and transfer (including cross-border transfer) of such personal information. These laws include several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

European data protection laws prohibit the transfer, without an appropriate legal basis, of personal data to countries outside of Europe, such as to the United States, which are not considered by the relevant authorities to provide an adequate level of data protection. A decision by the Court of Justice of the European Union (the “Schrems II” ruling) invalidated the EU-U.S. Privacy Shield Framework, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal data from the United Kingdom to the United States. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on entities that rely on the SCCs. Given that, at present, there are few, if any, alternatives to the EU-U.S. Privacy Shield and the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection laws, which may increase our exposure to such laws’ sanctions for violations of its cross-border transfer restrictions and may prohibit our transfer of European personal data outside of Europe, and may adversely impact our operations, product development and ability to provide our products.  Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

For example, under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Entities that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). Additionally, regulators could prohibit our use of personal data subject to the GDPR. The GDPR has increased our responsibility and liability in relation to personal data that we process, requiring us to put in place additional mechanisms to comply with the GDPR and other foreign data protection requirements.

Failure, or perceived failure, to comply with federal, state and foreign data protection laws and regulations, privacy policies, contracts and other data protection obligations could result in government investigations and enforcement actions (which could include civil or criminal penalties, fines, or sanctions), private litigation, a diversion of management’s attention, adverse publicity and other negative effects on our operating results and business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches. Moreover, clinical trial participants or subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws, contracts, privacy notices or other obligations even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $176.00 per share (adjusted to give effect to the 1-for-16 reverse stock split), our stock price has ranged from a low of $1.94 to a high of $418.40 through March 10, 2021. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

A portion of our outstanding warrants are entitled to certain anti-dilution protections which, if triggered, may cause dilution to your investment.

The Deerfield Warrant (as defined below) includes  exercise price protection provision, pursuant to which the exercise price of the Deerfield Warrant will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of (i) $93.60 per share, which represents the Deerfield Warrant’s exercise price, or (ii) the closing sale price of our common stock on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, if we effect an “at the market offering”, as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act, of our common stock, the exercise price of the Deerfield Warrant will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $93.60 per share, provided that this anti-dilution adjustment will not apply to certain specified sales.  For example, in January 2021, we entered into the Inducement Letters with certain holders of the Existing Warrants, pursuant to which such holders exercised for cash their Existing Warrants to purchase 6,620,358 shares of our common stock in exchange the Inducement Warrants on substantially the same terms as the Existing Warrants, except as set forth in the following sentence, to purchase up to 7,944,430 shares of our common stock, which was equal to 120% of the number of shares of our common stock issued upon exercise of the Existing Warrants. The purchase price of the Inducement Warrants was $0.125 per share underlying each Inducement Warrant, and the Inducement Warrants have an exercise price of $6.36 per share.  The completion of this transaction resulted in the exercise price of the Deerfield Warrant being adjusted downward to $46.25 per share.

Future sales and issuances of equity and debt could result in additional dilution to our stockholders.

We may need additional capital in the future to fund our planned future operations, including to complete potential clinical trials for our product candidates. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.

For instance in January 2021, we issued and sold 6,765,463 shares of our common stock, pre-funded warrants to purchase 926,844 shares of our common stock and warrants to purchase 7,692,307 shares of our common stock at an exercise price per share of $6.50 in the Public Offering. Also in January 2021, the underwriter exercised its over-allotment option, in part, for warrants to purchase 754,035 shares of our common stock. Further, in February 2021, the underwriter again exercised its over-allotment option, in part, to purchase 374,035 shares of our common stock.

Also in January 2021, we entered into the Inducement Letters with certain holders of the Existing Warrants, pursuant to which such holders exercised for cash their Existing Warrants to purchase 6,620,358 shares of our common stock in exchange the Inducement Warrants on substantially the same terms as the Existing Warrants, except as set forth in the following sentence, to purchase up to 7,944,430 shares of our common stock, which was equal to 120% of the number of shares of our common stock issued upon exercise of the Existing Warrants. The purchase price of the Inducement Warrants was $0.125 per share underlying each Inducement Warrant, and the Inducement Warrants have an exercise price of $6.36 per share.

Upon closing of the transactions contemplated under the December 2020 Exchange Agreement in January 2021, the holders of our Series B-2 convertible preferred stock are able to convert all or any portion of their shares of Series B-2 convertible preferred stock at any time following the PDUFA Date (as defined in the certificate of designation) at a conversion price equal to $6.4999 price per share.

According to the terms of the shares of Series B-2 convertible preferred stock in no event may any holder thereof convert such holder’s shares of Series B-2 convertible preferred stock to the extent such conversion would result in such holder beneficially owning more than 4.985% of the then issued and outstanding shares of our common stock. This conversion limitation may not be waived and any purported conversion that is inconsistent with this conversion limitation will be null and void. This conversion limitation will not apply to any conversion made immediately prior to a change of control transaction. If an equityholder is only able to convert such holder’s shares of Series B-2 convertible preferred stock into a limited number of shares due to this conversion limitation, such shares of Series B-2 convertible preferred stock could subsequently become convertible into the remainder of the shares as a result of a variety of events. This could occur, for example, if we issue more shares or such holder sells some of its existing shares.

If the holders of our shares of Series B-2 convertible preferred stock elect to convert such shares into common stock, your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

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

The accounting method for the Deerfield Warrant, our previously outstanding senior secured convertible promissory notes and the warrant we issued to KVK under the APADAZ License Agreement could have a material effect on our reported financial results.

The Deerfield Warrant, our previously outstanding senior secured convertible promissory notes and the warrant we issued to KVK under the APADAZ License Agreement contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations.

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

Pursuant to the terms of the December 2020 Exchange Agreement, we have filed a registration statement to register for resale the shares of common stock issuable upon conversion of the shares of preferred stock or exercise of the warrants issued under the December 2020 Exchange Agreement. We also filed a registration statement covering the resale of the shares of our common stock issued or issuable upon the exercise of the Inducement Warrants. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

In addition, the provisions of our termination agreement with Aquestive and the Deerfield Warrant may delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then Aquestive will be entitled to a royalty equal to 10% of the price being paid to us and our stockholders in such transaction which is attributable to the value of AZSTARYS, KP484 or KP879. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. A takeover of us may trigger the requirement that we repurchase the Deerfield Warrant, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

Finally, in the event of a sale of the company, upon the amendment and restatement of the certificate of designation for our Series B-2 convertible preferred stock, the holders of our Series B-2 convertible preferred stock, if any, will receive an amount equal to the greater of (i) $1,000 per share, or (ii) the amount per share each such holder would have been entitled to receive if every share of Series B-2 Preferred Stock had been converted into common stock immediately prior to such sale of the company, in each case, plus any declared but unpaid dividends thereon. This would in turn reduce the distribution to the holders of our common stock in such change of control.

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

In addition, on and effective July 15, 2020, we amended and restated our bylaws, or the Bylaws, pursuant to which: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (A) any derivative action or proceeding brought on behalf of us; (B) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees, to us or our stockholders; (C) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL our certificate of incorporation or our Bylaws (as each may be amended from time to time); (D) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our Bylaws (including any right, obligation, or remedy thereunder); (E) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (F) any action or proceeding asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, provided that this provision shall not apply to suits brought to enforce a duty or liability created by the Securities Act or the Securities Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; (ii) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; and (iii) any person or entity holding, owning or otherwise acquiring any interest in any security of us shall be deemed to have notice of and consented to the provisions of the Bylaws.

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

As of December 31, 2020, we had federal net operating loss carryforwards of approximately $226.0 million, due to prior period losses, $138.1 million of which, if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. For our fiscal year ended December 31, 2020, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting on an annual basis. This requires that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

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

General Risk Factors

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

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may, preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us.

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

As of December 31, 2020, we occupied approximately 17,000 square feet of headquarters office space in Celebration, Florida, comprised of two contiguous office suites, under a non-cancelable lease agreement that expires in August 2025 and February 2026, respectively. We have the right to extend the term of the lease for two successive five-year terms upon expiration. In addition, we occupy leased laboratory space in Coralville, Iowa and Blacksburg, Virginia and leased office space in Chapel Hill, North Carolina. We believe that our facilities are adequate for our current needs.

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

Common Stock Listing

Our common stock is listed on The Nasdaq Capital Market under the ticker symbol “KMPH”.

Holders of our Common Stock

As of December 31, 2020, there were approximately 134 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary LAT technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the FDA as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our product candidate pipeline is focused on the high need areas of ADHD, SUD and IH. Our co-lead clinical development candidates, AZSTARYS (formerly referred to as KP415) and KP484, are both based on a prodrug of d-MPH but with differing ER effect profiles, and are intended for the treatment of ADHD. Our clinical product candidate for the treatment of SUD is KP879, based on a prodrug of d-MPH. Our preclinical prodrug product candidate for the treatment of IH is KP1077. We have entered into a collaboration and license agreement with Commave for the development, manufacture and commercialization of our product candidates containing SDX and d-MPH. In addition, we have announced our commercial partnership with KVK of APADAZ, an FDA approved IR combination product of benzhydrocodone, our prodrug of hydrocodone, and APAP for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

We expect that our sources of revenues will be through payments arising from our license agreements with Commave and KVK, our consulting agreement with Corium and through other consulting arrangements and any other future arrangements we might enter into related to one of our other product candidates. To date, we have generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, of which we paid Aquestive $1.0 million as a royalty payment, a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA, of which we paid Aquestive $0.5 million as a royalty payment, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. In addition, we have generated revenue under the Corium Consulting Agreement and other consulting arrangements for the performance of consulting services as well as reimbursement of out-of-pocket third-party costs associated with those services.

On March 2, 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Corium will lead the commercialization of AZSTARYS per the KP415 License Agreement. Corium expects to make AZSTARYS commercially available in the U.S. as early as the second half of 2021.

We have had recurring negative cash flows from operations and, as of December 31, 2020, had an accumulated deficit of $258.5 million. Our cash flows used in operations for the years ended December 31, 2020 and 2019 were $1.9 million and $23.7 million, respectively.

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

Our commercial revenue, if any, will be derived from royalties earned from the sales of AZSTARYS, APADAZ, or any of our other product candidates for which we obtain regulatory approval. In September 2019, we entered into the KP415 License Agreement, pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including AZSTARYS and KP484.  In October 2018, we entered into the APADAZ License Agreement with KVK, pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States We cannot guarantee that either Commave or KVK will be able to successfully commercialize AZSTARYS or any of our product candidates covered under the KP415 License Agreement, or APADAZ, or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ or any future payments under the KP415 License Agreement. We also do not know when, if ever, any other product candidate will be commercially available. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Recent Financial Developments

In January and February 2021, we undertook a series of transactions to regain our Nasdaq Capital Market listing and improve our balance sheet.  These included a reverse stock split, an underwritten public offering, or the Public Offering, a restructuring or our debt and ultimately a payoff of all remaining debt and a transaction in which we induced the holders of some of the warrants we issued in the public offering to exercise those warrants for cash.

Reverse Stock Split and Nasdaq Relisting

Effective May 21, 2020, our common stock had been delisted from The Nasdaq Capital Market and we began listing on the OTC Markets Venture Market under the symbol “KMPH”. In anticipation of the Public Offering, we determined we would need to regain our Nasdaq listing.

In order to relist our common stock on The Nasdaq Capital Market, our common stock was required to satisfy the initial listing standards of the Nasdaq Capital Market, which including among others, that we have stockholders’ equity of at least $5.0 million, a market value of unrestricted publicly held shares of at least $15.0 million, at least 1.0 million unrestricted publicly held shares, at least 300 unrestricted round lot stockholders, at least three market makers and a bid price of at least $4.00 per share, or, collectively, the Nasdaq Listing Requirements. Accordingly, on December 23, 2020, we effectuated a 1-for-16 reverse stock split of our common stock in order to satisfy the bid price component of the Nasdaq Listing Requirements.

On January 7, 2021, our common stock was approved for listing on The Nasdaq Capital Market. Our common stock began trading on The Nasdaq Capital Market on January 8, 2021 under the ticker symbol “KMPH”.

Debt Restructuring

In anticipation of the Public Offering, and to meet the Nasdaq Listing Requirements, we agreed in December 2020 to restructure our outstanding senior secured convertible notes issued in December 2019 and January 2020, or the Senior Secured Notes, in the aggregate principal amount of $60.8 million and the senior secured convertible promissory note held by Deerfield Private Design Fund III, L.P., or Deerfield, in the principal amount of $7.5 million, or the Deerfield Note, and, collectively the Senior Secured Notes, the Facility Notes. The total outstanding principal and accrued interest under the Facility Notes was $69.4 million as of December 31, 2020.

Under the terms of the agreement we entered into with our lenders in connection with this debt restructuring, which we refer to as the December 2020 Exchange Agreement, on January 12, 2021, in connection with the closing of our Public Offering, we:

●

exchanged $31.5 million of the outstanding principal and accrued interest on the Facility Notes for (i) 31,476.98412 shares of our Series B-2 convertible preferred stock, and (ii) warrants exercisable for 3,632,019 shares of our common stock, or the Exchange Warrants; and

●	made a payment of $30.3 million, or the Debt Payment, in partial repayment of the remaining outstanding principal and accrued interest on the Facility Notes.

Each share of Series B-2 convertible preferred stock issued pursuant to the December 2020 Exchange Agreement has a stated value of $1,000 and is convertible into shares of our common stock at any time following the earlier of March 2, 2021 or our public announcement of the outcome of the FDA’s review of our AZSTARYS NDA at the option of the holder thereof, subject to specified limits, at a conversion price of $6.4999. The shares of Series B-2 convertible preferred stock issued under the December 2020 Exchange Agreement are convertible into an aggregate of 4,842,690 shares of our common stock.

The Exchange Warrants have substantially the same terms and conditions as the warrants sold by us in our January 2021 underwritten offering.

Following the completion of these transactions, the aggregate balance of principal and accrued interest remaining outstanding under the Facility Notes was approximately $7.6 million. With respect to this remaining outstanding balance under the Facility Notes, the December 2020 Exchange Agreement amended the terms of that debt to provide that:

●	the maturity date was changed to March 31, 2023, and the debt is prepayable upon specified conditions; and

●	interest would accrue at the rate of 6.75% per annum, payable quarterly, would be added to principal until June 30, 2021, and then be payable in cash thereafter.

In connection with the closing of the transactions contemplated under the December 2020 Exchange Agreement, we filed an amended and restated certificate of designation with the Secretary of State of Delaware in order to modify the terms of our authorized, but unissued, shares of Series B-2 convertible preferred stock to reflect those contemplated under the December 2020 Exchange Agreement.

We also filed a registration statement to register for resale under the Securities Act the shares of common stock issuable upon conversion of the shares of Series B-2 convertible preferred stock and exercise of the Exchange Warrants.

Public Offering

On January 8, 2021, we  issued and sold 6,765,463 shares of  our common stock, pre-funded warrants to purchase 926,844 shares of our common stock and warrants to purchase 7,692,307 shares of our common stock at an exercise price per share of $6.50 in the Public Offering. In addition, we granted the underwriter for the Public Offering an option to purchase, for a period of 45 days, up to an additional 1,153,846 shares of our common stock and/or warrants to purchase up to an additional 1,153,846 shares of our common stock. On January 8, 2021, the underwriter exercised its over-allotment option, in part, for warrants to purchase 754,035 shares of our common stock. On January 12, 2021, we closed the Public Offering. Further, on February 1, 2021, the underwriter again exercised its over-allotment option, in part, to purchase 374,035 shares of our common stock. On February 3, 2021, we closed the underwriter's partial exercise of its over-allotment option.

The aggregate gross proceeds to us from the Public Offering, including from the exercises by the underwriter of its over-allotment option, totaled $52.4 million, before deducting underwriting discounts and commissions and offering expenses payable by us.

December 2020 Exchange Agreement Amendment

On January 12, 2021, in connection with the transactions contemplated by the December 2020 Exchange Agreement, we entered into an Amendment to Senior Secured Convertible Notes and Amendment to Warrant, or the January 2021 Amendment, with Deerfield and Deerfield Special Situations Fund, LP, collectively the Deerfield Holders. The January 2021 Amendment modified certain specified terms of (i) the Facility Notes and (ii) the warrant held be Deerfield, issued on June 2, 2014, or the Deerfield Warrant, to, among other things, exclude the transactions contemplated by the December 2020 Exchange Agreement and issuance of securities pursuant to the Underwriting Agreement from the anti-dilution provisions of the Facility Notes and the Deerfield Warrant.

Warrant Exercise Inducement Letters and Issuance of Warrants

On January 26, 2021, we entered into warrant exercise inducement offer letters, or the Inducement Letters, with certain holders of warrants issued in the Public Offering, or the Existing Warrants, and collectively, the Exercising Holders, pursuant to which such holders exercised for cash their Existing Warrants to purchase 6,620,358 shares of our common stock in exchange for new warrants, or the Inducement Warrants, on substantially the same terms as the Existing Warrants, except as set forth in the following sentence, to purchase up to 7,944,430 shares of our common stock, which was equal to 120% of the number of shares of our common stock issued upon exercise of the Existing Warrants. The purchase price of the Inducement Warrants was $0.125 per share underlying each Inducement Warrant, and the Inducement Warrants have an exercise price of $6.36 per share. We received aggregate gross proceeds of $44.0 million from the exercise of the Existing Warrants by the Exercising Holders and the sale of the Inducement Warrants.

We also filed a registration statement on Form S-3 covering the resale of the shares of our common stock issued or issuable upon the exercise of the Inducement Warrants which was declared effective on February 16, 2021.

Payoff of Facility Agreement Notes and Termination of Facility Agreement

On February 8, 2021, we entered into a payoff letter with the Facility Note holders, pursuant to which we agreed to pay off and thereby terminate the Facility Agreement.

Pursuant to the payoff letter, we paid a total of $8.0 million to the Facility Note holders, representing the principal balance, accrued interest outstanding and a prepayment fee in repayment of our outstanding obligations under the Facility Agreement.

Pursuant to the payoff letter, all outstanding indebtedness and obligations of us owing to the Facility Note holders under the Facility Agreement have been paid in full. The Facility Agreement and the notes thereunder, as well as the security interests in the assets of us securing the Facility Agreement and note obligations, have been terminated.

Third-Party Agreements

KP415 License Agreement

In September 2019, we entered into the KP415 License Agreement with Commave. Under the KP415 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including AZSTARYS, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by us containing SDX and developed to treat ADHD or any other central nervous system disorder, or the Additional Product Candidates and, collectively with AZSTARYS and KP484, the Licensed Product Candidates.

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

Pursuant to the KP415 License Agreement, Commave paid us an upfront payment of $10.0 million and agreed to pay up to $63.0 million in milestone payments upon the occurrence of specified regulatory milestones related to AZSTARYS, including FDA approval and specified conditions with respect to the final approval label, and KP484. As a result of the FDA’s approval of the AZSTARYS NDA, we have earned a regulatory milestone payment following FDA approval as provided under the KP415 License Agreement, and we are working with Commave to evaluate the related provisions and amounts. In addition, Commave agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420.0 million in the aggregate, depending, among other things, on timing of approval for AZSTARYS and its final approved label, if any. In May 2020, the FDA accepted our NDA for AZSTARYS. Per the KP415 License Agreement, we received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA. Further, Commave will pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

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

The KP415 License Agreement also established a joint steering committee, which monitors progress of the development of both AZSTARYS and KP484. Subject to the oversight of the joint steering committee, we otherwise retain all responsibility for the conduct of all regulatory activities required to obtain new drug application approval of AZSTARYS and KP484; provided that Commave shall be the sponsor of any clinical trials conducted by us on behalf of Commave.

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

Other Third-Party Agreements

Under our March 2012 asset purchase agreement with Shire, Shire had a right of first refusal to acquire, license or commercialize AZSTARYS and KP484. In early 2019, Shire was acquired by Takeda Pharmaceutical Company, Ltd, or Takeda, to whom this right of first refusal was transferred at that time. Takeda did not exercise this right of first refusal in connection with our entry into the KP415 License Agreement.

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS, KP484 or KP879, and any product candidates containing SDX, including royalty payments on any license of AZSTARYS, KP484 or KP879, the sale of AZSTARYS, KP484 or KP879 to a third party, the commercialization of AZSTARYS, KP484 or KP879 and the portion of any consideration that is attributable to the value of AZSTARYS, KP484 or KP879 and paid to us or our stockholders in a change of control transaction. In connection with the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment we received in the third quarter of 2019 and the regulatory milestone payment we received in the second quarter of 2020.

In July 2020, we entered into the Corium Consulting Agreement under which Corium engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we are entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which will be paid in quarterly installments through March 31, 2022. The remaining $2.0 million is conditioned upon the achievement of a specified regulatory milestone related to Corium’s product portfolio. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

Components of our Results of Operations

Revenue

Our commercial revenue, if any, will be derived from sales of AZSTARYS, APADAZ or any of our other product candidates for which we obtain regulatory approval. We expect that our only source of revenues will be through payments arising from our license agreements with Commave and KVK, and through any other future arrangements related to one of our other product candidates. To date, we have generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, of which we paid Aquestive $1.0 million as a royalty payment, a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA, of which we paid Aquestive $0.5 million as a royalty payment, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. In addition, we have generated revenue under the Corium Consulting Agreement and other consulting arrangements for the performance of consulting services as well as reimbursement of out-of-pocket third-party costs associated with those services. We cannot guarantee that either Commave or KVK will be able to successfully commercialize AZSTARYS or our product candidates covered under the KP415 License Agreement, or APADAZ, or that we will ever receive any payments under the KP415 License Agreement from commercial sales of APADAZ or any future payments under the APADAZ License Agreement. We also do not know when, if ever, any other product candidate will be commercially available.

Royalties and Contract Costs

The components of our royalties and contract costs are royalties and expenses directly attributable to revenue. To date, we have generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. In connection with the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment we received in the third quarter of 2019 and 10% of the regulatory milestone, related to the acceptance of the NDA, we received in the second quarter of 2020. In addition, we capitalized incremental costs directly attributable to the KP415 License Agreement, these costs are amortized to royalties and contract costs as revenue is recognized.

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

The following table summarizes our research and development costs for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Outsourced development costs directly identified to programs:
AZSTARYS	$726	$7,831
KP484	5	24
APADAZ	444	3,866
Total outsourced development costs directly identified to programs	1,175	11,721
Research and development costs not directly identified to programs:
Personnel costs including cash compensation, benefits and stock-based compensation	5,645	5,204
Facilities costs	523	599
Other costs	1,500	1,891
Total research and development costs not directly allocated to programs	7,668	7,694
Total research and development expenses	$8,843	$19,415

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

The successful commercialization of AZSTARYS, APADAZ, and any of our other product candidates that may be approved and the development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to commercialize AZSTARYS, APADAZ, or any of our other product candidates, if approved, and complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the commercialization and development of our products and product candidates.

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

Severance Expense

Severance expense in 2020 consisted of severance payments and stock-based compensation paid to our former chief business officer who ceased to serve in this role in February 2020. We had no severance expense in 2019.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,		Period-to
	2020	2019	Period Change
Revenue	$13,288	$12,839	$449
Operating expenses:
Royalty and direct contract acquisition costs	1,305	2,945	(1,640)
Research and development	8,843	19,415	(10,572)
General and administrative	7,921	10,816	(2,895)
Severance expense	828	-	828
Total operating expenses	18,897	33,176	(14,279)
Loss from operations	(5,609)	(20,337)	14,728
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(2,305)	(1,656)	(649)
Interest expense on principal	(4,785)	(4,858)	73
Fair value adjustment related to derivative and warrant liability	(184)	1,998	(2,182)
Interest and other income, net	89	309	(220)
Total other (expense) income	(7,185)	(4,207)	(2,978)
Loss before income taxes	(12,794)	(24,544)	11,750
Income tax benefit	34	22	12
Net loss	$(12,760)	$(24,522)	$11,762

Net Loss

Net loss for the year ended December 31, 2020 was $12.8 million, a decrease of $11.8 million compared to net loss for the year ended December 31, 2019 of $24.5 million. The decrease was primarily attributable to a decrease in loss from operations of $14.7 million, partially offset by a change in non-cash fair value adjustment from income of $2.0 million in 2019 to expense of $0.2 million in 2020, related to changes to the derivative and warrant liability, and an increase in net interest expense and other items of $0.8 million.

Revenue

Revenue increased by $0.4 million, from $12.8 million for the year ended December 31, 2019, to $13.3 million for the year ended December 31, 2020. This increase was primarily attributable to an increase in consulting revenue of $5.3 million, primarily related to the Corium Consulting Agreement, and an increase in reimbursement revenue of $0.2 million, partially offset by a decrease in licensing and milestone revenue of $5.0 million, due to the one-time non-refundable upfront payment of $10.0 million received in 2019 compared to, the $5.0 million payment received related to the regulatory milestone in 2020 both pursuant to the KP415 License Agreement.

Royalties and Contract Costs

Royalties and contract costs decreased by $1.6 million, from $2.9 million for the year ended December 31, 2019, to $1.3 million for the year ended December 31, 2020. This decrease was primarily attributable to a decrease in royalties due to Aquestive of $0.5 million related to the upfront and milestone payments we received in 2019 and 2020 discussed above and a decrease in the amortization of capitalized contract costs which were directly attributable to the revenue recognized of $1.1 million.

Research and Development

Research and development expenses decreased by $10.6 million, from $19.4 million for the year ended December 31, 2019, to $8.8 million for the year ended December 31, 2020. This decrease was primarily attributable to a decrease in net third-party research and development costs.

General and Administrative

General and administrative expenses decreased by $2.9 million, from $10.8 million for the year ended December 31, 2019, to $7.9 million for the year ended December 31, 2020. This decrease was primarily attributable to a decrease in professional fees and personnel-related costs.

Severance Expense

Severance expense of $0.8 million was recognized for the year ended December 31, 2020 due to the termination of our chief business officer in February 2020. Severance expense is comprised of $0.4 million of personnel and other related charges and $0.4 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination. We had no severance expense for the year ended December 31, 2019.

Other (Expense) Income

Other expenses increased by $3.0 million, from $4.2 million for the year ended December 31, 2019, to $7.2 million for the year ended December 31, 2020. This period-to-period increase in expense was primarily attributable to a change in non-cash fair value adjustment from income of $2.0 million in 2019 to expense of $0.2 million in 2020 related to our derivative and warrant liability and an increase in net interest expense and other items of $0.8 million.

Comparison for Years Ended December 31, 2019 and 2018

For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2020, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements. As of December 31, 2020, we had cash and cash equivalents of $4.2 million and restricted cash of $0.1 million.

In February 2019, we entered into a purchase agreement for an equity line of credit, or the 2019 ELOC Agreement, with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the 2019 ELOC Agreement, and upon execution of the 2019 ELOC Agreement we issued an additional 7,512 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the 2019 ELOC Agreement. In February 2020, upon entering into a new purchase agreement for an equity line of credit, or the 2020 ELOC Agreement, with Lincoln Park, we terminated the 2019 ELOC Agreement. As a result, we will not make any future sales under the 2019 ELOC Agreement. Through the date of termination, we sold 212,579 shares of our common stock (exclusive of the 7,512 commitment shares) to Lincoln Park under the 2019 ELOC Agreement for approximately $5.4 million in gross proceeds.

In September 2019, we entered into the KP415 License Agreement with Commave and Commave paid us a non-refundable upfront payment of $10.0 million. In May 2020, the FDA accepted our NDA for AZSTARYS. Per the KP415 License Agreement, we received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA. In July 2020, we entered into the Corium Consulting Agreement under which Corium engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we are entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which will be paid in quarterly installments through March 31, 2022. The remaining $2.0 million is conditioned upon the achievement of a specified regulatory milestone related to Corium’s product portfolio. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

In February 2020, we entered into the 2020 ELOC Agreement, with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time to time over the 12-month term of the 2020 ELOC Agreement, and upon execution of the 2020 ELOC Agreement we issued an additional 19,289 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the 2020 ELOC Agreement. In May 2020, we reached the maximum allowable shares to be issued under the Current Registration Statement of 579,260 shares and therefore we cannot issue additional shares under the 2020 ELOC Agreement. As of December 31, 2020, we have sold 559,971 shares of common stock (exclusive of the 19,289 commitment shares previously issued to Lincoln Park) under the 2020 ELOC Agreement for approximately $2.3 million in gross proceeds.

We have had recurring negative operating cash flows and, as of December 31, 2020, had an accumulated deficit of $258.5 million. We anticipate that we will continue to incur minimal positive net cash flows from operations or negative net cash flows from operations for at least the next several years. We expect that our sources of revenue will be through payments arising from our license agreements with Commave and KVK, or through our Corium Consulting Agreement, and other potential consulting arrangements and any other future arrangements related to one of our other product candidates.

In January 2021, we completed the Public Offering. The aggregate gross proceeds to us from the Public Offering, including from the exercises by the underwriter of its over-allotment option, totaled $52.4 million, before deducting underwriting discounts and commissions and offering expenses payable by us.

In January 2021, we entered into the Inducement Letters. We received aggregate gross proceeds of $44.0 million from the exercise of the Existing Warrants by the Exercising Holders and the sale of the Inducement Warrants.

On April 23, 2020, we received proceeds of $0.8 million from a loan, or the PPP Loan, under the Paycheck Protection Program, or the PPP, of the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a portion of which may be forgiven, which we used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan are deferred for the first 16 months of the PPP Loan term. Thereafter, we could be required to pay the lender equal monthly payments of principal and interest.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness was originally based on a formula that takes into account a number of factors, including the amount of loan proceeds used by us during the 24-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount was used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered 24-week period qualify for forgiveness. We have applied for forgiveness under the provisions of the PPP loan and are awaiting a decision by the SBA.

Convertible Debt

As of December 31, 2020, we had $68.2 million of convertible notes outstanding, consisting of senior secured convertible promissory notes issued, under the Deerfield Facility Agreement with Deerfield. Subsequent to December 31, 2020, we repaid in full the convertible notes and terminated the Deerfield Facility Agreement.

Deerfield Facility Agreement

In June 2014, we entered into the Deerfield Facility Agreement as a $60.0 million multi-tranche credit facility with Deerfield. At the time we entered into the Deerfield Facility Agreement, we borrowed the first tranche, which consisted of a $15.0 million term note and the $10.0 million convertible note, or the Deerfield Convertible Note.

The Deerfield Convertible Note originally bore interest at 9.75% per annum, but was subsequently reduced to 6.75%. Interest accrued on the outstanding balance under the Deerfield Convertible Note was due quarterly in arrears. We originally had to repay one-third of the outstanding principal amount of the Deerfield Convertible Note on the fourth and fifth anniversaries of the Deerfield Facility Agreement (June 2018 and June 2019). In June 2018, Deerfield agreed to convert the $3,333,333 of the principal amount then due, plus $168,288 of accrued interest, into 37,410 shares of our common stock. In September 2019, we entered into an amendment with Deerfield in order to (i) reduce the interest rate applicable under the Deerfield Facility Agreement from 9.75% to 6.75%, (ii) provide for “payment in kind” of interest on the Loans (as defined in the Deerfield Facility Agreement), and (iii) defer the Loan payments due pursuant to the Deerfield Facility Agreement until June 1, 2020. In December 2019, we entered into another amendment with Deerfield in order to (i) defer the Loan payments due pursuant to the Deerfield Facility Agreement until March 31, 2021 and (ii) allow for the entries of additional debt and debt holders under the Deerfield Facility Agreement (as discussed in more detail below).

Pursuant to the Deerfield Facility Agreement, we issued to Deerfield 1,923,077 shares of our Series D redeemable convertible preferred stock, or Series D Preferred, as consideration for the loans provided to us thereunder. Upon closing of our initial public offering, these shares of Series D Preferred reclassified into 16,025 shares of our common stock.

We also issued to Deerfield the Deerfield Warrant to purchase 14,423,076 shares of our Series D Preferred at an initial exercise price of $0.78 per share, or the Deerfield Warrant. Upon closing of our initial public offering, this warrant converted into a warrant exercisable for 120,192 shares of our common stock at an exercise price of $93.60 per share.

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

2021 Note Exchanges

2021 Note Exchange Effected in October 2018

In October 2018, we entered into an exchange agreement, or the October 2018 Exchange Agreement, with the Deerfield Lenders. Under the October 2018 Exchange Agreement, the Deerfield Lenders exchanged an aggregate of $9,577,000 principal amount of our 2021 Notes for an aggregate of 9,577 shares of our Series A Convertible Preferred Stock, par value $0.0001, or the Series A Preferred Stock.

As a condition to closing of the October 2018 Exchange Agreement, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, or the Series A Certificate of Designation, with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series A Preferred Stock.

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of our common stock at a price equal to $48.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, an aggregate of 3,192,333 shares of common stock were issuable upon conversion of the Series A Preferred Stock. As of December 31, 2020, all 9,577 shares of Series A Preferred Stock issued under the October 2018 Exchange Agreement have been converted into an aggregate 199,519 shares of our common stock.

2021 Note Exchange Effected in September 2019

In September 2019, we entered into an Exchange Agreement and Amendment to Facility Agreement, or the September 2019 Exchange Agreement with the Deerfield Lenders. Under the September 2019 Exchange Agreement, we issued an aggregate of 493,742 shares of our common stock and an aggregate of 1,576 shares of our Series B-1 Convertible Preferred Stock, par value $0.0001 per share, or the Series B-1 Preferred Stock, (such shares of common stock and Series B-1 Preferred Stock, the Initial Exchange Shares), in exchange for the cancellation of an aggregate of $3,000,000 principal amount of the 2021 Notes. The September 2019 Exchange Agreement provided the Deerfield Lenders the option to exchange up to an additional aggregate of $27,000,000 principal amount of the 2021 Notes, or the Optional Exchange Principal Amount, for shares of common stock or shares of our Series B-2 Convertible Preferred Stock, par value $0.0001 per share, or the Series B-2 Preferred Stock, and, together with the Series B-1 Preferred Stock, the Series B Preferred Stock, subject to the terms and conditions set forth in the September 2019 Exchange Agreement, including limits as to the principal amount that can be exchanged prior to specified dates therein. If the Deerfield Lenders choose to exchange any portion of the Optional Exchange Principal Amount for shares of Series B-2 Preferred Stock, such exchange will be effected at an exchange price of $1,000 per share. If the Deerfield Lenders choose to exchange any portion of the Optional Exchange Principal Amount for shares of common stock, such exchange will be effected at an exchange price equal to the greater of (i) $15.1904 or (ii) the average of the volume-weighted average price of the common stock on each of the 15 trading days immediately preceding such exchange.

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

Each share of Series B-1 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to $15.1904 per share (subject to adjustment to reflect stock splits and similar events). There was an aggregate of 103,749 shares of common stock issuable upon conversion of the Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). Each share of Series B-2 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to the greater of (i) $15.1904 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of the common stock on each of the 15 trading days immediately preceding such exchange. Immediately following the exchange under the September 2019 Exchange Agreement, there was an aggregate of 1,777,437 shares of Common Stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Optional Exchange Principal Amount (in each case without giving effect to the limitation on conversion described below).

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

As of December 31, 2020, all 1,576 shares of Series B-1 Preferred Stock have been converted into 103,749 shares of common stock, and there were no shares of Series B-2 Preferred Stock outstanding.

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

The December 2019 Notes bear interest at 6.75% per annum. The December 2019 Notes were originally convertible into shares of our common stock at an initial conversion price of $17.11 per share (which represents the conversion price of the 2021 Notes), subject to adjustment in accordance with the terms of the December 2019 Notes. As of the date of issuance, the December 2019 Notes were convertible, by their terms, into an aggregate of 260,876 shares of our common stock. We subsequently amended the December 2019 Notes to provide that such notes shall be convertible into shares of our common stock at a conversion price of $93.60 per share (which represents the conversion price of the Deerfield Convertible Note). The conversion price of the December 2019 Notes will be adjusted downward if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the December 2019 Notes’ conversion price or the closing sale price of our common stock on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. However, if we effect an “at the market offering” as defined in Rule 415 of the Securities Act, of our common stock, the conversion price of the December 2019 Notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $93.60 per share, provided that this anti-dilution adjustment will not apply to certain specified sales. Notwithstanding anything in the contrary in the December 2019 Notes, the anti-dilution adjustment of such notes shall not result in the conversion price of the December 2019 Notes being less than $0.583 per share. The December 2019 Notes are convertible at any time at the option of the holders thereof, provided that a holder of a December 2019 Note is prohibited from converting such note into shares of our common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. However, the December 2019 Note issued to DSC, due to the fact DSC was a beneficial owner of more than 4.985% of the total number of shares of our common stock then issued and outstanding, has a beneficial ownership cap equal to 19.985% of the total number of shares of our common stock then issued and outstanding. Pursuant to the December 2019 Notes, the December 2019 Holders have the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, in connection with a Major Transaction (as defined in the December 2019 Notes), which shall include, among others, any acquisition or other change of control of the company; our liquidation, bankruptcy or other dissolution; or if at any time after March 31, 2021, shares of our common stock are not listed on an Eligible Market (as defined in the December 2019 Notes). The December 2019 Notes are subject to specified events of default, the occurrence of which would entitle the December 2019 Holders to immediately demand repayment of all outstanding principal and accrued interest on the December 2019 Notes. Such events of default include, among others, failure to make any payment under the December 2019 Notes when due, failure to observe or perform any covenant under the Deerfield Facility Agreement or the other transaction documents related thereto (subject to a standard cure period), our failure to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against us, a material judgement levied against us and a material default by us under the Deerfield Warrant, the December 2019 Notes or the Deerfield Convertible Note.

The December 2019 Exchange Agreement amends the Deerfield Facility Agreement, in order to, among other things, (i) provide for the Deerfield Facility Agreement to govern the December 2019 Notes received by the December 2019 Holders pursuant to the December 2019 Exchange Agreement, (ii) extend the maturity of the Deerfield Convertible Note from February 14, 2020 and June 1, 2020, as applicable, to March 31, 2021, (iii) defer interest payments on the Deerfield Convertible Note and December 2019 Notes until March 31, 2021 (which such interest shall accrue as ”payment-in-kind” interest), (iv) designate DSC as a Lender (as defined in the Deerfield Facility Agreement), (v) name Deerfield as the “Collateral Agent” for all Lenders and (vi) modify the terms and conditions under which we may issue additional pari passu and subordinated indebtedness under the Deerfield Facility Agreement (subject to certain conditions specified in the Deerfield Facility Agreement).

The December 2019 Exchange Agreement also amends and restates that the Deerfield Convertible Note to conform the definitions of “Eligible Market” and “Major Transactions” to the definition in the December 2019 Notes, to remove provisions that were only applicable prior to our initial public offering and to make certain other changes to conform to the December 2019 Notes. The conversion price for the Deerfield Convertible Note remains $93.60 per share, subject to adjustment on the same basis as the December 2019 Notes.

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

In connection with entering into the December 2019 Exchange Agreement, we also entered into an amendment, or the September 2019 Exchange Agreement Amendment, to the September 2019 Exchange Agreement to, among other things, (i) amend and restate Annex I of the September 2019 Exchange Agreement to allow the Deerfield Lenders to effect optional exchanges of the December 2019 Notes and the Deerfield Convertible Note under the terms of the September 2019 Exchange Agreement; (ii) amend the common stock exchange price under the September 2019 Exchange Agreement to be a per share price equal to the greater of (x) $9.60, subject to adjustment to reflect stock splits and similar events, or (y) the average of the volume-weighted average prices of our common stock on each of the 15 trading days immediately preceding such exchange, (iii) provide that no more than 1,777,437 shares of our common stock shall be issued pursuant to optional exchanges under the September 2019 Exchange Agreement (whether by common stock exchange or upon conversion of Series B-2 Shares (as defined in the September 2019 Exchange Agreement Amendment)), subject to adjustment to reflect stock splits and similar events and (iv) eliminate limitations regarding the timing and aggregate amount of principal which may be exchanged under the September 2019 Exchange Agreement.

In connection with entering into the September 2019 Exchange Agreement Amendment, we filed an amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock, or the Series B-2 Certificate of Designation Amendment, with the Secretary of State of the State Delaware. The Series B-2 Certificate of Designation Amendment provides that each share of the Series B-Preferred Stock is convertible into shares of our common stock at a per share price equal to the common stock exchange price under the September 2019 Exchange Agreement, which equals the greater of (i) $9.60 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of our common stock on each of the 15 trading days immediately preceding such exchange.

As of December 31, 2020, the Deerfield Lenders have converted $17.1 million of principal on the December 2019 Notes into all 1,777,437 shares of common stock issuable under the Deerfield Optional Conversion Feature.

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

In connection with entering into the January 2020 Exchange Agreement, we entered into an Amendment to Facility Agreement and December 2019 Notes and Consent, or the December 2019 Note Amendment, with the December 2019 Holders that, among other things, (i) amended the December 2019 Notes to (a) reduce the Conversion Price (as defined in the December 2019 Notes) from $273.76 to $93.60 per share, (b) increased the Floor Price (as defined in the December 2019 Notes) from $6.08 to $9.328 per share, and (ii) amended Deerfield Facility Agreement to (x) provide for Kingdon to join the Deerfield Facility Agreement as a Lender (as defined in the Deerfield Facility Agreement) and (y) provide that the 2020 Note and shall constitute a “Senior Secured Convertible Note” (as defined in the Deerfield Facility Agreement) for purposes of the Deerfield Facility Agreement and other Transaction Documents (as defined in the Deerfield Facility Agreement). As a result of the December 2019 Note Amendment, the December 2019 Notes were convertible, by their terms, into an aggregate of 11,753,016 shares of our common stock, assuming a conversion date of January 13, 2020.

Debt Restructuring

In December 2020, we entered into the December 2020 Exchange Agreement, which was amended on December 24, 2020. Pursuant to the December 2020 Exchange Agreement, and (a) we made the Debt Payment as a cash pre-payment of a portion of principal amount of the Senior Secured Notes and the Deerfield Note to the Deerfield Lenders, DSC and Kingdon, or, collectively, the Holders,  in an aggregate amount equal to approximately $30.3 million,; and (b) issued 31,476.98412 shares of our Series B-2 Preferred Stock and warrants exercisable for 3,632,019 shares of our common stock, or the Exchange Warrants, in exchange for the cancellation of a portion of the principal amount of the Senior Secured Notes and Deerfield Note owned by the Holders, with such transaction referred to as the Exchange. Immediately following the completion of the Exchange and Debt Payment, the aggregate balance of principal and accrued interest remaining outstanding under the Facility Notes was approximately $7.6 million.

The December 2020 Exchange Agreement amended the Senior Secured Notes to provide that the failure of our common stock to remain listed on an eligible securities market will not constitute a “Major Transaction” unless such failure occurs after March 31, 2023.

The December 2020 Exchange Agreement amended the Deerfield Facility Agreement in order to, among other things, (i) extend the maturity date of the Senior Secured Notes and the Deerfield Note to March 31, 2023, (ii) provide for cash payments of interest on the Loans (as defined in the Deerfield Facility Agreement) for the periods following July 1, 2021, and (iii) provide for specified prepayment terms on the Loans.

The December 2020 Exchange Agreement amended that certain Amended and Restated Investors’ Rights Agreement, dated as of February 19, 2015, or the IRA, by and among us, Deerfield and the other parties signatory thereto in order to, among other things, add Deerfield Special Situations Fund, L.P. as a party thereto and to give effect to the issuance of the Exchange Warrants and our registration obligations under the December 2020 Exchange Agreement (as described in more detail below).

The Exercise Warrants are subject to substantially the same terms and conditions as the Existing Warrants, with an exercise price equal to the exercise price per share of the Existing Warrants and will provide that the Holders will be limited from exercising such Exchange Warrants if, as a result of such exercise, such holders (together with certain affiliates and “group” members of such holders) would beneficially own more than 4.985% of the total number of shares of our common stock then issued and outstanding.

Pursuant to the terms of the December 2020 Exchange Agreement, we also filed a registration statement to register for resale under the Securities Act the shares of common stock issuable upon conversion of the shares of Series B-2 Preferred Stock and exercise of the Exchange Warrants.

In connection with the December 2020 Exchange Agreement, we filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock, or the Amended and Restated Series B-2 Certificate of Designation, with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series B-2 Preferred Stock.

The shares of Series B-2 Preferred Stock are convertible into an aggregate of 4,842,690 shares of our common stock. Each share of Series B-2 Preferred Stock will have an aggregate stated value of $1,000 and will be convertible into shares of our common stock at a per share price equal to $6.4999 (subject to adjustment to reflect stock splits and similar events).

The Series B-2 Preferred Stock will be convertible at any time on or after the PDUFA Date (as defined in the Amended and Restated Series B-2 Certificate of Designation) at the option of the holders thereof; provided that the holders thereof will be prohibited from converting shares of Series B-2 Preferred Stock into shares our common stock if, as a result of such conversion, such holders (together with certain affiliates and “group” members of such holders) would beneficially own more than 4.985% of the total number of shares of our common stock then issued and outstanding. The Series B-2 Preferred Stock will not be redeemable. In the event of our liquidation, dissolution or winding up or our change in control, the holders of Series B-2 Preferred Stock will receive, prior to any distribution or payment on our common stock, an amount equal to the greater of (i) $1,000 per share (in the case of a change in control, transaction consideration with such value), or (ii) the amount (in the case of a change in control, in the form of the transaction consideration) per share each such holder would have been entitled to receive if every share of Series B-2 Preferred Stock had been converted into common stock immediately prior to such event, in each case, plus any declared but unpaid dividends thereon. With respect to rights upon liquidation, the Series B-2 Preferred Stock will rank senior to our common stock, on parity with any Parity Securities (as defined in the Amended and Restated Series B-2 Certificate of Designation) and junior to any Senior Securities (as defined in the Amended and Restated Series B-2 Certificate of Designation) and existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving our organizational documents that adversely affect the holders of Series B-2 Preferred Stock and other specified matters regarding the rights, preferences and privileges of the Series B-2 Preferred Stock), the Series B-2 Preferred Stock will not have voting rights. The Series B-2 Preferred Stock will not be subject to any price-based anti-dilution protections and will not provide for any accruing dividends, but will provide that holders of Series B-2 Preferred Stock will participate in any dividends on our common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Amended and Restated Series B-2 Certificate of Designation also provides for partial liquidated damages in the event that we fail to timely convert shares of Series B-2 Preferred Stock into common stock in accordance with the Amended and Restated Series B-2 Certificate of Designation.

December 2020 Exchange Agreement Amendment

On January 12, 2021, in connection with the transactions contemplated by the December 2020 Exchange Agreement, we entered into an Amendment to Senior Secured Convertible Notes and Amendment to Warrant, or the January 2021 Amendment, with the Deerfield Holders. The January 2021 Amendment modifies certain specified terms of (i) the Facility Notes and (ii) the Deerfield Warrant to, among other things, exclude the transactions contemplated by the December 2020 Exchange Agreement and issuance of securities pursuant to the Underwriting Agreement from the anti-dilution provisions of the Facility Notes and the Deerfield Warrant.

Series B-2 Preferred Stock

On January 11, 2021, as a condition to closing of the transactions contemplated by the December 2020 Exchange Agreement, we filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock, or the Series B-2 Certificate of Designation, with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series B-2 Preferred Stock.

Payoff of Facility Agreement Notes and Termination of Facility Agreement

On February 8, 2021, we entered into a payoff letter with the Facility Agreement Note Holders, pursuant to which we agreed to pay off and thereby terminate the Facility Agreement.

Pursuant to the payoff letter, we paid a total of $8.0 million to the Facility Agreement Note Holders, representing the principal balance, accrued interest outstanding and a prepayment fee in repayment of our outstanding obligations under the Facility Agreement.

Pursuant to the payoff letter, all outstanding indebtedness and obligations of us owing to the Facility Agreement Note Holders under the Facility Agreement have been paid in full. The Facility Agreement and the notes thereunder, as well as the security interests in the assets of us securing the Facility Agreement and note obligations, have been terminated. The Facility Agreement Note Holders will retain the warrants previously issued to them.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,		Period-to
	2020	2019	Period Change
Net cash used in operating activities	$(1,939)	$(23,737)	$21,798
Net cash (used in) provided by investing activities	(33)	3,234	(3,267)
Net cash provided by financing activities	2,739	4,939	(2,200)
Net increase (decrease) in cash, cash equivalents and restricted cash	$767	$(15,564)	$16,331

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities of $1.9 million consisted of a net loss of $12.8 million, partially offset by $0.4 million in changes in working capital and $10.4 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the KP415 License Agreement and the Corium Consulting Agreement. The changes in working capital consisted of $0.9 million related to a change in accounts payable and accrued expenses, $0.2 million related to a change in prepaid expenses and other assets and $0.3 million related to operating lease right-of-use assets and other liabilities, partially offset by $0.7 million related to a change in accounts and other receivables and $0.3 million related to operating lease liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $2.5 million, non-cash interest expense of $4.7 million, amortization of debt issuance costs and debt discount of $2.3 million, loss on sublease and disposal of property and equipment of $0.3 million, a change in the fair value adjustment related to derivative and warrant liabilities of $0.2 million and $0.4 million related to depreciation, amortization and other items.

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

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $33,000, which was attributable to purchases of property and equipment.

For the year ended December 31, 2019, net cash provided by investing activities was $3.2 million, which was primarily attributable to maturities of marketable securities of $3.3 million, partially offset by purchases of property and equipment of $0.1 million.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $2.7 million, which was primarily attributable to proceeds from sales of our common stock under the 2020 ELOC of $2.3 million and proceeds from the PPP loan of $0.8 million, partially offset by repayment of principal on finance lease liabilities of $0.2 million and payment of debt issuance and deferred offerings costs of $0.1 million.

For the year ended December 31, 2019, net cash provided by financing activities was $4.9 million, which was primarily attributable to proceeds from sales of our common stock under the 2019 ELOC of $5.4 million; partially offset by repayment of principal on finance lease liabilities of $0.2 million and payment of debt issuance costs of $0.3 million.

Future Funding Requirements

Based on our current operating forecast, we believe that the proceeds from the Public Offering and inducement warrant transactions, together with our existing cash resources and after giving effect to the Deerfield Debt Payment and the Exchange, will be sufficient to fund our operations at least through Q1 2024. This estimate does not include our projected revenue, a portion of which is based royalties from commercial sales and upon the achievement of milestones in the KP415 License Agreement and the APADAZ License Agreement. Certain of the milestones are associated with regulatory matters that are outside our control.

Potential near-term sources of additional funding include:

●	any revenues generated under either the KP415 License Agreement or the APADAZ License Agreement;

●	any consulting services revenue or short-term milestone payments generated under the KP415 License Agreement;

●	any consulting services revenue or short-term milestone payments generated under the Corium Consulting Agreement; and

●	any consulting services revenue generated under other potential consulting arrangements.

We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses.

To date, we have generated revenue from the non-refundable upfront payment, regulatory milestone payment, reimbursements of out-of-pocket third-party research and development costs and consulting services under the KP415 License Agreement, consulting services, and associated out-of-pocket third-party costs, under the Corium Consulting Agreement and consulting services under other consulting arrangements. We expect that our only sources of revenues will be through payments arising from the KP415 License Agreement, the APADAZ License Agreement, the Corium Consulting Agreement, or through other potential consulting arrangements and any other future arrangements related to one of our product candidates. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the KP415 License Agreement to develop, manufacture and commercialize AZSTARYS and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received a milestone payment of $5.0 million under the KP415 License Agreement due to the FDA’s acceptance of the AZSTARYS NDA, and we have earned a regulatory milestone payment for the approval of the AZSTARYS NDA, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also expect to continue to incur additional costs associated with operating as a public company. If we are unable to generate revenue in the short term under our license agreements, we will need substantial additional funding in order to continue our operations.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates, including causing potential delay of the FDA’s review of our AZSTARYS NDA. A portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from the KP415 License Agreement, the APADAZ License Agreement, the Corium Consulting Agreement, and other potential consulting arrangements or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

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

Stock-Based Compensation

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period. Stock-based compensation expense has been reported in our statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$937	$1,459
General and administrative	1,134	2,951
Severance expense	420	-
Total stock-based compensation	$2,491	$4,410

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

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the periods indicated:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.38% - 1.65%	1.75% - 2.61%
Expected term (in years)	5.50 - 10.00	5.50 - 10.00
Expected volatility	89.49% - 93.07%	84.82% - 85.93%
Expected dividend yield	0	0

Fair Value of Financial Instruments

We have a common stock warrant issued to Deerfield, put options embedded within those Deerfield warrants, and common stock warrants issued to KVK that meet the definition of derivative financial instruments and are accounted for as derivatives. The fair value of the common stock warrant issued to Deerfield, and put options embedded within the Deerfield Warrants are based on Monte Carlo simulations, while the common stock warrant issued to KVK is valued using a probability-weighted Black-Scholes option pricing model. These derivatives are fair valued at each reporting period.

The derivative liability for the Deerfield common stock warrant was $230,000 and $77,000 at December 31, 2020 and 2019, respectively. The derivative liability for the put options embedded within the Deerfield common stock warrant was $25,000 and $19,000 at December 31, 2020 and 2019, respectively. The derivative liability for the KVK common stock warrant was $49,000 and $24,000 at December 31, 2020 and 2019, respectively. A 10% increase in the enterprise value would result in an increase of $29,000 in the estimated fair value of the Deerfield common stock warrant, an increase of $8,000 in the estimated fair value of the put options embedded within the Deerfield common stock warrant and an increase of $8,000 in the estimated fair value of the KVK common stock warrant at December 31, 2020. Upon exercise of the warrants, we will adjust the associated derivative liability to fair value with any changes recorded in other (expense) income. At such time, such derivative liability will also be reclassified to additional paid-in capital, and no further revaluations will be necessary.

Utilization of Net Operating Loss Carryforwards and Research and Development Credits

As of December 31, 2020, we had federal net operating loss, or NOL, carryforwards of approximately $226.0 million, due to prior period losses, $138.1 million of which, if not utilized, will begin to expire in 2027 and $87.8 million with no expiration. We also had research and development credit carryforwards of $3.8 million with expiration dates ranging from 2027 to 2037 and $2.6 million with no expiration.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update applies to all entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2016-13 did not have a material impact on our financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the FASB finalized on August 28, 2018, including the consideration of costs and benefits. This update applies to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU 2018-13 did not have a material impact on our financial statements and disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. We are currently evaluating the impact the adoption of ASU 2020-06 could have on our financial statements and disclosures.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting. Management has used the framework set forth in the report entitled "Internal Control – Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal controls over financial reporting. Based on its evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2020, the end of our most recent fiscal year.

Our independent registered public accounting firm has not performed an evaluation of our internal controls over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain a smaller reporting company, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter, we noted a material change in our internal controls over financial reporting where we entered into an agreement with a third-party financial accounting advisory firm to provide professional services on an as-needed basis. These services could range from technical accounting assistance to staff loan opportunities dependent upon our needs.

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

The information required by this Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2021 annual meeting of stockholders, or the proxy statement, and, is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of KemPharm, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KemPharm, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note B to the financial statements, the Company’s revenues are derived from contracts with customers that may include multiple performance obligations, consideration constrained by regulatory milestones over which the Company may have little or no control, and services that may be delivered over a period of time.  Management exercises significant judgement in determining revenue recognition for these customer agreements including:

●	Determination of stand-alone selling prices (SSP) for each distinct performance obligation.

●	Timing of when revenue is recognized for each distinct performance obligation.

●	Estimation of constrained consideration to be included in the transaction price when determining the amount of revenue to recognize.

●	Determining the time period over which to recognize revenue.

We identified the Company’s revenue recognition related to its collaboration and license contracts and other contracts as a critical audit matter because the identification of accounting performance obligations, determination of the initial transaction price and estimation of SSP for each performance obligation and estimation of the period over which to recognize revenue required significant audit effort and a high degree of auditor judgment and subjectivity to evaluate the evidence obtained.

Our procedures related to the Company’s revenue recognition for these customer agreements included the following, among others:

●	Evaluated the Company’s significant accounting policies related to customer agreements in accordance with the applicable accounting standards.

●	Obtained customer agreements and performed the following procedures, among others:

	○	Obtained and read contract source documents, including master agreements, statements of work, and other documents that were part of the agreement.

	○	Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and constrained consideration.

	○	Tested management’s evaluation of the time period over which revenue should be recognized.

●	Evaluated management’s estimate of SSP related to products and services that are not sold separately for reasonableness and tested the completeness and accuracy of the data used in determining the SSP.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Orlando, Florida

March 11, 2021

KEMPHARM, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$4,213	$3,217
Accounts and other receivables	2,579	1,865
Prepaid expenses and other current assets	1,481	1,552
Restricted cash	109	338
Total current assets	8,382	6,972
Property and equipment, net	1,039	1,471
Operating lease right-of-use assets	1,350	1,537
Other long-term assets	438	527
Total assets	$11,209	$10,507

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$6,647	$4,911
Current portion of operating lease liabilities	327	284
Current portion of loans payable	390	-
Other current liabilities	172	236
Total current liabilities	7,536	5,431
Convertible notes, less current portion, net	67,658	77,343
Derivative and warrant liability	304	120
Operating lease liabilities, less current portion	1,587	1,901
Loans payable, less current portion	391	-
Other long-term liabilities	145	168
Total liabilities	77,621	84,963

Commitments and contingencies (Note H)

Stockholders' deficit:
Preferred stock:
Series A convertible preferred stock, $0.0001 par value, 9,578 shares authorized, 9,577 shares issued and no shares outstanding as of December 31, 2020 and 2019	-	-
Series B-1 convertible preferred stock, $0.0001 par value, 1,576 shares authorized, 1,576 shares issued and no shares outstanding as of December 31, 2020 and 2019	-	-
Series B-2 convertible preferred stock, $0.0001 par value, 27,000 shares authorized, no shares issued or outstanding as of December 31, 2020 and 2019	-	-
Undesignated preferred stock, $0.0001 par value, 9,961,846 shares authorized, no shares issued or outstanding as of December 31, 2020 and 2019	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 4,537,321 shares issued and outstanding as of December 31, 2020; 2,271,882 shares issued and outstanding as of December 31, 2019	0	0
Additional paid-in capital	192,062	171,258
Accumulated deficit	(258,474)	(245,714)
Total stockholders' deficit	(66,412)	(74,456)
Total liabilities and stockholders' deficit	$11,209	$10,507

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue	$13,288	$12,839
Operating expenses:
Royalty and direct contract acquisition costs	1,305	2,945
Research and development	8,843	19,415
General and administrative	7,921	10,816
Severance expense	828	-
Total operating expenses	18,897	33,176
Loss from operations	(5,609)	(20,337)
Other (expense) income:
Interest expense related to amortization of debt issuance costs and discount	(2,305)	(1,656)
Interest expense on principal	(4,785)	(4,858)
Fair value adjustment related to derivative and warrant liability	(184)	1,998
Interest and other income, net	89	309
Total other (expense) income	(7,185)	(4,207)
Loss before income taxes	(12,794)	(24,544)
Income tax benefit	34	22
Net loss	$(12,760)	$(24,522)

Net loss per share of common stock:
Basic and diluted	$(3.21)	$(13.23)

Weighted average number of shares of common stock outstanding:
Basic and diluted	3,980,975	1,853,397

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2019	$-	$-	$-	$-	$-	$154,626	$(221,192)	$(66,566)
Net loss	-	-	-	-	-	-	(24,522)	(24,522)
Stock-based compensation expense	-	-	-	-	-	4,410	-	4,410
Issuance of common stock in connection with equity line of credit	-	-	-	-	-	5,446	-	5,446
Issuance of common stock in connection with Deerfield Optional Conversion Feature	-	-	-	-	-	1,200	-	1,200
Issuance of common stock in connection with conversion of principal on 2021 Notes	-	-	-	-	-	3,000	-	3,000
Change in fair value of embedded conversion feature in connection with debt modification	-	-	-	-	-	2,311	-	2,311
Recognition of deferred offering costs in connection with equity line of credit	-	-	-	-	-	300	-	300
Offering expenses charged to equity	-	-	-	-	-	(151)	-	(151)
Change in estimated deferred offering costs	-	-	-	-	-	116	-	116
Balance as of December 31, 2019	$-	$-	$-	$-	$-	$171,258	$(245,714)	$(74,456)
Net loss	-	-	-	-	-	-	(12,760)	(12,760)
Stock-based compensation expense	-	-	-	-	-	2,491	-	2,491
Issuance of common stock in connection with equity line of credit	-	-	-	-	-	2,303	-	2,303
Issuance of common stock in connection with Deerfield Optional Conversion Feature	-	-	-	-	-	15,863		15,863
Recognition of deferred offering costs in connection with equity line of credit	-	-	-	-	-	121	-	121
Offering expenses charged to equity	-	-	-	-	-	(153)	-	(153)
Issuance of common stock in exchange for consulting services	-	-	-	-	-	202	-	202
Cash paid in lieu of fractional shares in connection with 16-for-1 reverse stock split	-	-	-	-	-	(23)	-	(23)
Balance as of December 31, 2020	$-	$-	$-	$-	$-	$192,062	$(258,474)	$(66,412)

See accompanying notes to financial statements

KEMPHARM, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,760)	$(24,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,491	4,410
Non-cash interest expense	4,741	1,417
Amortization of debt issuance costs and debt discount	2,305	1,656
Depreciation and amortization expense	273	304
Fair value adjustment related to derivative and warrant liability	184	(1,998)
Change in estimated deferred offering costs	-	116
Loss on sublease and disposal of property and equipment	251	-
Consulting fees paid in common stock	202	-
Change in assets and liabilities:
Accounts and other receivables	(714)	(1,725)
Prepaid expenses and other assets	160	544
Operating lease right-of-use assets	128	(1,537)
Accounts payable and accrued expenses	931	(3,789)
Operating lease liabilities	(271)	2,185
Other liabilities	140	(798)
Net cash used in operating activities	(1,939)	(23,737)

Cash flows from investing activities:
Purchases of property and equipment	(33)	(26)
Maturities of marketable securities	-	3,260
Net cash (used in) provided by investing activities	(33)	3,234

Cash flows from financing activities:
Proceeds from equity line of credit	2,303	5,446
Proceeds from Payment Protection Program loan	781	-
Payment of offering costs	(84)	-
Repayment of principal on finance lease liabilities	(227)	(207)
Payment of debt issuance costs	(34)	(300)
Net cash provided by financing activities	2,739	4,939
Net increase (decrease) in cash, cash equivalents and restricted cash	767	(15,564)
Cash, cash equivalents and restricted cash, beginning of year	3,555	19,119
Cash, cash equivalents and restricted cash, end of year	$4,322	$3,555

Supplemental cash flow information:
Cash paid for interest	$78	$5,362
2021 Notes principal converted to preferred stock	-	1,537
2021 Notes principal converted to common stock	-	1,463
2019 Notes principal converted to common stock	15,863	1,200
Commitment shares issued in connection with equity line of credit included in deferred offering costs	121	300
Deferred offering costs included in accounts payable and accrued expenses	817	-
Cash paid in lieu of fractional shares in connection with 16-for-1 reverse stock split included in accounts payable and accrued expenses	23	-
Property and equipment financed under a lease agreement	17	-
Property and equipment included in accounts payable and accrued expenses	4	4

See accompanying notes to financial statements

KEMPHARM, INC.

NOTES TO FINANCIAL STATEMENTS

A.	Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through its proprietary Ligand Activated Therapy ("LAT®") technology. The Company utilizes its proprietary LAT technology to generate improved prodrug versions of U.S. Food and Drug Administration (the "FDA") approved drugs as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. The Company's product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder ("ADHD") and stimulant use disorder ("SUD"). The Company's clinical product candidates for the treatment of ADHD include AZSTARYS™ (formerly referred to as KP415) and KP484, and the Company's clinical product candidate for the treatment of SUD includes KP879. In addition, the Company has received FDA approval for APADAZ®, an immediate-release combination product containing benzhydrocodone, a prodrug of hydrocodone and acetaminophen. On March 2, 2021, the Company announced that the FDA approved the new drug application ("NDA") for AZSTARYS, a once-daily product for the treatment of ADHD in patients age six years and older.

Reverse Stock Split

On December 23, 2020, the Company completed a one-for-sixteen reverse stock split (the “Reverse Stock Split”), which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the Reverse Stock Split. The number of shares of the Company’s authorized common stock was not affected by the Reverse Stock Split and the par value of the Company’s common stock remained unchanged at $0.0001 per share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the Reverse Stock Split received a cash payment in lieu of such fractional shares. Except where disclosed, all amounts related to number of shares and per share amounts have been retroactively restated in these financial statements.

Liquidity

The financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has experienced recurring negative operating cash flows and has a stockholders' deficit, and its cash and cash equivalents and restricted cash as of December 31, 2020 are not sufficient to fund the Company’s operating expenses and capital expenditure requirements for at least one year from December 31, 2020. However, after taking into account the underwritten public offering, debt restructuring with subsequent payoff and warrant inducement transactions discussed in Note R this concern has been alleviated and the Company's cash and cash equivalents as of the filing date are sufficient to fund the Company's operating expenses and capital expenditure requirements for a least one year from the date these financial statements are issued.

Entry into 2019 ELOC Agreement

In February 2019, the Company entered into a purchase agreement for an equity line of credit (the “2019 ELOC Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company previously could sell to Lincoln Park up to $15.0 million of shares of common stock from time to time over the 36-month term of the 2019 ELOC Agreement, and upon execution of the 2019 ELOC Agreement, the Company issued an additional 7,512 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the 2019 ELOC Agreement. Concurrently with entering into the 2019 ELOC Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “2019 ELOC Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the 2019 ELOC Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. The 2019 ELOC Agreement was terminated in February 2020 in connection with entering into the 2020 ELOC Agreement (discussed below). Prior to the termination of the 2019 ELOC Agreement, the Company sold 212,579 shares of common stock to Lincoln Park (exclusive of the 7,512 commitment shares) under the 2019 ELOC Agreement for gross proceeds of approximately $5.4 million.

Entry into 2020 ELOC Agreement

In February 2020, the Company entered into a purchase agreement for an equity line of credit (the “2020 ELOC Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $4.0 million of shares of common stock from time to time over the 12-month term of the 2020 ELOC Agreement, and upon execution of the 2020 ELOC Agreement the Company issued an additional 19,289 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the 2020 ELOC Agreement. Concurrently with entering into the 2020 ELOC Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “2020 ELOC Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the 2020 ELOC Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. In May 2020, the Company reached the maximum allowable shares to be issued under the Current Registration Statement of 579,260 shares (inclusive of the 19,289 commitment shares) as defined in Section 2(f)(i) of the 2020 ELOC Agreement and therefore cannot issue additional shares under the 2020 ELOC Agreement. As of December 31, 2020, the Company has sold 559,971 shares of common stock to Lincoln Park (exclusive of the 19,289 commitment shares) under the 2020 ELOC Agreement for gross proceeds of approximately $2.3 million.

License Agreements

Entry into KP415 License Agreement

In September 2019, the Company entered into a Collaboration and License Agreement (the “KP415 License Agreement”) with Commave Therapeutics SA, an affiliate of Gurnet Point Capital (“Commave”). Under the KP415 License Agreement, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing serdexmethylphenidate (“SDX”) and d-methylphenidate (“d-MPH”), including AZSTARYS, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by the Company containing SDX and developed to treat ADHD or any other central nervous system disorder (the “Additional Product Candidates” and, collectively with AZSTARYS and KP484, the “Licensed Product Candidates”). Pursuant to the KP415 License Agreement, Commave (i) paid the Company an upfront payment of $10.0 million; (ii) agreed to pay milestone payments of up to $63.0 million upon the occurrence of specified regulatory milestones related to AZSTARYS and KP484; (iii) agreed to pay additional payments of up to $420.0 million upon the achievement of specified U.S. sales milestones; and (iv) has agreed to pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

In May 2020, the FDA accepted the Company’s NDA for AZSTARYS. Per the KP415 License Agreement, the Company received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA.

Commave has also agreed to be responsible and reimburse the Company for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the KP415 License Agreement.

The KP415 License Agreement also established a joint steering committee, which monitors progress of the development of both AZSTARYS and KP484. Subject to the oversight of the joint steering committee, the Company otherwise retains all responsibility for the conduct of all regulatory activities required to obtain new drug application approval of AZSTARYS and KP484; provided that Commave shall be the sponsor of any clinical trials conducted by the Company on behalf of Commave.

In accordance with the terms of the Company’s March 20, 2012 Termination Agreement with Aquestive Therapeutics (formerly known as MonoSol Rx, LLC), Aquestive Therapeutics has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to AZSTARYS, KP484 or KP879 under the KP415 License Agreement.

Entry into APADAZ License Agreement

In October 2018, the Company entered into a Collaboration and License Agreement (the “APADAZ License Agreement”) with KVK Tech, Inc. (“KVK”) pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for, manufacture and commercialize APADAZ in the United States.

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

Corium Consulting Agreement

In July 2020, the Company entered into a consultation services arrangement (the “Corium Consulting Agreement”) with Corium, Inc. (“Corium”) under which Corium engaged the Company to guide the product development and regulatory activities for certain current and potential future products in Corium’s portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS (together, “Corium Consulting Services”). Corium is a portfolio company of Gurnet Point Capital and is responsible for leading all commercialization activities for AZSTARYS under the KP415 License Agreement, as discussed above.

Under the Corium Consulting Agreement, the Company is entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which will be paid in quarterly installments through March 31, 2022. The remaining $2.0 million is conditioned upon the achievement of a specified regulatory milestone related to Corium’s product portfolio. Corium also agreed to be responsible for and reimburse the Company for all development, commercialization and regulatory expenses incurred as part of the performance of the Corium Consulting Services.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with multiple financial institutions, the balances of which frequently exceed insured limits, and accounts receivable, which are concentrated amongst a limited number of customers.

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

Offering Costs

Offering costs incurred in connection with capital offering arrangements are recorded as deferred offering costs in prepaid expenses and other currents assets on the balance sheet. Once the offering arrangement closes the deferred offering costs are reclassified as a reduction of the related net proceeds of the offering in additional paid-in capital on the balance sheet. If its a continuous offering the deferred offering costs are amortized over the life of the respective offering arrangement using a pro-rata method which matches the costs to the funds raised from the offering. If the continuous offering arrangement terminates prior to all the deferred offering costs being recognized the deferred offering costs are written off and expensed in general and administrative expense on the statement of operations.

Supply Arrangements

The Company enters into supply arrangements for the supply of components of its product and product candidates. These arrangements also may include a share of future revenue if related product or product candidates reach commercialization. Costs under these supply arrangements, if any, are expensed as incurred (Note I).

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying values, an impairment loss is recorded for the difference between the carrying values and fair values of the asset. No such impairment occurred for the years ended December 31, 2020 or 2019.

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

In arrangements involving more than one performance obligation, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis or using an adjusted market assessment approach if selling price on a stand-alone basis is not available.

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

KP415 License Agreement

In September 2019, the Company entered into the KP415 License Agreement with Commave under which the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-MPH, including AZSTARYS, KP484, and, at the option of Commave, KP879, KP922 and/or any other product candidate developed by the Company containing SDX and developed to treat ADHD or any other central nervous system disorder. The license granted to Commave is distinct from other performance obligations as Commave can benefit from the license either on its own or together with other resources that are readily available and the license is separately identifiable from other promises in the KP415 License Agreement.

In exchange for the exclusive, worldwide license, discussed above, Commave paid the Company a non-refundable upfront payment of $10.0 million. The Company is also entitled to additional payments from Commave of up to $63.0 million, conditioned upon the achievement of specified regulatory milestones related to AZSTARYS and KP484. In May 2020, the FDA accepted the Company’s NDA for AZSTARYS. Per the KP415 License Agreement, the Company received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA. In addition, the Company is entitled to payments from Commave of up to $420.0 million in the aggregate, conditioned upon the achievement of certain U.S. sales milestones, which are dependent upon, among other things, the timing of approval for a new drug application for AZSTARYS and its final approved label, if any. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement

Commave also agreed to be responsible for and reimburse the Company for all of development, commercialization and regulatory expenses incurred on the licensed products, subject to certain limitations as set forth in the KP415 License Agreement. As part of this agreement the Company is obligated to perform consulting services on behalf of Commave related to the licensed products. For these consulting services, Commave has agreed to pay the Company a set rate per hour on any consulting services performed on behalf of Commave for the benefit of the licensed products.

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

The consideration allocated to the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, was the fair value of the Development Costs (as defined in the KP415 License Agreement), which reflects the standalone selling price. The Company utilized a blended approach which took into consideration the adjusted market assessment approach and the expected cost plus a margin approach to determine this standalone selling price. This blended approach utilized the adjusted market approach and expected cost plus margin approach to value the performance of consulting services which included analyzing hourly rates of vendors in the a market who perform similar services to those of the Company to develop a range and then analyzing the average cost per hour of our internal resources and applying a margin which placed the value in the median of the previously identified range. For the reimbursement of out-of-pocket third-party research and development costs the Company utilized the expected cost plus a margin approach, which included estimating the actual out-of-pocket cost the Company expects to pay to third-parties for research and development costs and applying a margin, if necessary. The Company determined that no margin was necessary of these out-of-pocket third-party research and development costs as these are purely pass-through costs and the margin for managing these third-party activities is included within the value of the performance of consulting services. The Company determined that the performance of consulting services, including reimbursement of out-of-pocket third-party research and development costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable out-of-pocket third-party research and development costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As discussed above, the combination of the standalone selling price of these consulting services and certain out-of-pocket third-party research and development costs for AZSTARYS was the fair value of the Development Costs at inception. These Development Costs effectively created a cap on certain consulting services and out-of-pocket third-party research and development costs identified in the initial product development plan for AZSTARYS which was anticipated at the inception date of the KP415 License Agreement. As of December 31, 2020, the Company has recognized all of the consulting services and out-of-pocket third-party research and development costs under this cap.

Under the KP415 License Agreement, Commave was granted an exclusive right to first negotiation whereby upon completion of a Phase 1 proof-of-concept study, the Company and Commave may negotiate the economics terms under which that certain Additional Product may be included as a Product option to include Additional Products as Product(s) (both as defined in the KP415 License Agreement) under the KP415 License Agreement (the “Additional Product Option”). In addition to the Additional Product Option, Commave was also granted a right of first refusal (“ROFR”) to acquire, license and/or commercialize any of the Additional Product Candidates should they choose not to exercise the Additional Product Option. Should Commave choose to exercise the Additional Product Option on any Additional Product Candidates, Commave and the Company shall negotiate in good faith regarding the economic terms of such Additional Product. Further, should Commave exercise the ROFR on any Additional Product Candidate, the economic terms of the agreement shall be the same as those offered to the third-party. Under ASC 606 an option to acquire additional goods or services gives rise to a performance obligation if the option provides a material right to the customer. The Company concluded that the above described Additional Product Option and ROFR do not constitute material rights to the customer as Commave would acquire the goods or services at a to be negotiated price, which the Company expects to approximate fair value and therefore Commave would not receive a material discount on these goods or services compared to market rates.

The Company is entitled to additional payments from Commave conditioned upon the achievement of specified regulatory milestones related to AZSTARYS and KP484 and the achievement of certain U.S. sales milestones, which are dependent upon, among other things, the timing of approval for a new drug application for AZSTARYS and its final approved label, if any. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

For example, in May 2020, the FDA accepted the Company’s NDA for AZSTARYS. Per the KP415 License Agreement, the Company received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA. Since the FDA accepted the Company’s NDA for AZSTARYS the constraint was removed and revenue recognized. The associated revenue was allocated among the two performance obligations identified at contract inception. Since both performance obligations were satisfied as of the end of the second quarter of 2020 the full $5.0 million payment was recognized as revenue during the second quarter of 2020.

For the year ended December 31, 2020, the Company recognized revenue under the KP415 License Agreement of $7.3 million. In accordance with the guidance provided in ASC 340-40, Contracts with Customers, the Company capitalized approximately $2.8 million of incremental costs incurred in obtaining the KP415 License Agreement and will amortize these costs as the revenue associated with the exclusive worldwide license, reimbursement of out-of-pocket third-party research and development costs and consulting services is recognized. As of December 31, 2020, the Company has recognized all of these incremental costs, $0.8 million of which was recognized in the year ended December 31, 2020 and is recorded in the line item titled royalty and direct contract acquisition costs in the statement of operations. There was $12.8 million of revenue and $1.9 million of associated direct contract acquisition costs recognized for the year ended December 31, 2019 related to the KP415 License Agreement. There was no deferred revenue related to this agreement as of December 31, 2020 or December 31, 2019.

Consulting Arrangements

The Company enters into consulting arrangements with third-parties that fall under the scope of ASC 606.  These arrangements may require the Company to deliver various rights, services, including research and development services, regulatory services and/or commercialization support services. The underlying terms of these arrangements generally provide for consideration to the Company in the form of consulting fees and reimbursements of out-of-pocket third-party research and development, regulatory and commercial costs.

Corium Consulting Agreement

The Corium Consulting Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer / vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the Corium Consulting Agreement. Using the concepts of ASC 606, the Company identified the performance of consulting services, which includes the reimbursement to the Company of third-party pass-through costs, as its only performance obligation at inception. The Company further determined that the transaction price, at inception, under the agreement was $13.6 million which is the fair value of the consulting services, including the reimbursement of third-party pass-through costs. The Company concluded that the regulatory milestone contains a significant uncertainty associated with a future event. As such, this milestone is constrained at contract inception and is not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone is constrained by considering both the likelihood and magnitude of the potential revenue reversal.

The Company determined that the performance of consulting services, including reimbursement of third-party pass-through costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable third-party pass-through costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As of December 31, 2020, the Company has recognized approximately 30% of the consulting services and third-party pass-through costs under the Corium Consulting Agreement.

For the year ended December 31, 2020, the Company recognized revenue under the Corium Consulting Agreement of $3.9 million. There was no revenue recognized for the year ended December 31, 2019 related to the Corium Consulting Agreement. As of December 31, 2020, the Company had deferred revenue related to this agreement of $0.1 million. There was no deferred revenue related to this agreement as of December 31, 2019 as it was not entered into until July 2020.

Other Consulting Arrangements

For the year ended December 31, 2020, the Company recognized revenue under other consulting arrangements of $2.0. There was no revenue recognized from other consulting arrangements for the year ended December 31, 2019. There was no deferred revenue from other from consulting arrangements as of December 31, 2020 or 2019.

Accounts and Other Receivables

Accounts and other receivables consists of receivables under the KP415 License Agreement and Corium Consulting Agreement, as well as receivables related to other consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the KP415 License Agreement and Corium Consulting Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and performance of consulting services. These receivables, as well as the receivables related to other consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of December 31, 2020, the Company had receivables related to the Corium Consulting Agreement in the amount of $2.1 million, other consulting arrangements in the amount of $0.4 million and no receivables related to the KP415 License Agreement. As of December 31, 2019, the Company had receivables related to the KP415 License Agreement in the amount of $1.6 million and receivables related to other consulting arrangements of $0.1 million. As of December 31, 2020 and 2019 no reserve or allowance for doubtful accounts has been established.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2020 and 2019.

The Company files income tax returns in the United States for federal and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years prior to 2014, although carryforward attributes that were generated prior to 2017 may still be adjusted upon examination by the Internal Revenue Service if used in a future period. No income tax returns are currently under examination by taxing authorities.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, officers and directors based on the estimated fair values of the awards as of the grant date. The Company records the value of the portion of the award that is ultimately expected to vest as expense over the requisite service period. The Company also accounts for equity instruments issued to non-employees using a fair value approach under Accounting Standards Codification ("ASC") subtopic 505-50, inclusive of the modifications made by Accounting Standards Update ("ASU") 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting (“ASU 2018-17”). The Company values equity instruments and stock options granted using the Black-Scholes option pricing model.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment. All assets of the Company were held in the United States as of December 31, 2020 and 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update applies to all entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the FASB finalized on August 28, 2018, including the consideration of costs and benefits. This update applies to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial statements and disclosures.

Application of New or Revised Accounting Standards—Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact the adoption of ASU 2020-06 could have on the Company’s financial statements and disclosures.

C.	Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable	$2,442	$1,681
Other receivables	137	184
Total accounts and other receivables	$2,579	$1,865

D.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid insurance	$453	$250
Deferred direct contract acquisition costs	-	805
Prepaid offering costs	825	266
Other prepaid expenses and current assets	203	231
Total prepaid expenses and other current assets	$1,481	$1,552

E.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$643	$638
Furniture and office equipment	71	119
Computers and hardware	296	303
Leasehold improvements	724	958
Finance lease right-of-use assets	1,031	1,013
Total property and equipment	2,765	3,031
Less: accumulated depreciation and amortization	(1,726)	(1,560)
Property and equipment, net	$1,039	$1,471

The estimated useful lives of property and equipment are as follows:

Useful Life
Asset Category	(in years)
Laboratory equipment	10
Furniture and office equipment	5 - 10
Computers and hardware	3 - 7
Leasehold improvements	9

Depreciation and amortization expense, including amounts pertaining to assets held under finance leases, was approximately $273,000 and $304,000 for the years ended December 31, 2020 and 2019, respectively.

F.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued interest	$1,158	$359
Accrued banking fees	700	700
Accrued severance	53	-
Accrued payroll	1,299	1
Accrued professional fees	1,639	2,364
Accounts payable	1,174	1,140
Other accrued expenses	624	347
Total accounts payable and accrued expenses	$6,647	$4,911

G.	Debt Obligations

As of December 31, 2020 and 2019, the Company had convertible notes outstanding, in the aggregate principal amounts, as follows (in thousands):

	December 31,
	2020	2019
Deerfield Convertible Note	$7,464	$6,981
2021 Notes	-	3,000
December 2019 Notes	57,593	70,218
January 2020 Notes	3,186	-
Total outstanding principal on debt obligations	68,243	80,199
Less: debt issuance costs and discounts	(585)	(2,856)
Convertible notes, net	$67,658	$77,343

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

Deerfield is no longer obligated to provide the Company any additional disbursements under the Deerfield Facility Agreement. Deerfield may convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Note into shares of the Company’s common stock at an initial conversion price of $5.85 per share (the “Deerfield Note Put Option”). After giving effect to the Reverse Stock Split effected in December 2020, the conversion price became $93.60.

The Deerfield Convertible Note originally bore interest at 9.75% per annum, but was subsequently reduced to 6.75%. Interest accrued on the outstanding balance under the Deerfield Convertible Note was due quarterly in arrears. The Company originally had to repay one-third of the outstanding principal amount of the Deerfield Convertible Note on the fourth and fifth anniversaries of the Deerfield Facility Agreement (June 2018 and June 2019). In June 2018, Deerfield agreed to convert the $3,333,333 of the principal amount then due, plus $168,288 of accrued interest, into 37,410 shares of our common stock (as discussed below in the section entitled “Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note”). In September 2019, the Company entered into an amendment with Deerfield in order to (i) reduce the interest rate applicable under the Deerfield Facility Agreement from 9.75% to 6.75%, (ii) provide for “payment in kind” of interest on the Loans (as defined in the Deerfield Facility Agreement), and (iii) defer the Loan payments due pursuant to the Deerfield Facility Agreement until June 1, 2020 (as discussed below in the section entitled “2021 Note Exchange Effected in September 2019”). In December 2019, the Company entered into another amendment with Deerfield in order to (i) defer the Loan payments due pursuant to the Deerfield Facility Agreement until March 31, 2021 and (ii) allow for the entries of additional debt and debt holders under the Deerfield Facility Agreement (as discussed below in the section entitled “2021 Note Exchange Effected in December 2019”). The Company is also obligated to repay principal of the Deerfield Convertible Note in the amount of $6,980,824 plus any capitalized interest to date on March 31, 2021. Prepayment of the outstanding balance is not allowed without written consent of Deerfield.

Pursuant to the Deerfield Facility Agreement, the Company issued to Deerfield 1,923,077 shares of Series D redeemable convertible preferred stock (“Series D Preferred”) as consideration for the loans provided to the Company thereunder. Upon completion of the initial public offering, these shares of Series D Preferred automatically reclassified into 256,410 shares of the Company’s common stock. After giving effect to the Reverse Stock Split effected in December 2020, the reclassified shares became 16,025 shares.

The Company also issued to Deerfield a warrant to purchase 14,423,076 shares of Series D Preferred at an initial exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the Company’s initial public offering, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. After giving effect to the Reverse Stock Split effected in December 2020, the shares issuable upon conversion of the warrant became 120,192 shares of common stock, and the exercise price of the Deerfield Warrant became $93.60 per share, which in January 2021 was further adjusted to $46.25 per share in connection with the Company entering into the Inducement Letters (as defined in Note R) which triggered the anti-dilution provisions of the Deerfield Warrant. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the net loss per share calculation (Note O). If a Major Transaction occurs (as defined in the Deerfield Facility Agreement) Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Warrant Put Option”).

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

The Deerfield Facility Agreement also includes high yield discount obligation protections that went into effect in June 2019. Going forward, if at any interest payment date our outstanding indebtedness under the Deerfield Facility Agreement would qualify as an “applicable high yield discount obligation” under the Internal Revenue Code of 1986 (the” Code”) then the Company is obligated to prepay in cash on each such date the amount necessary to avoid such classification.

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

The 2021 Notes were issued pursuant to an indenture, dated as of February 9, 2016 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). Interest on the 2021 Notes was payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2016, at a rate of 5.50% per year. The 2021 Notes had an original maturity of February 1, 2021 unless earlier converted or repurchased.

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

The 2021 Notes were not redeemable prior to the maturity date, and no sinking fund was provided for the 2021 Notes. The 2021 Notes were convertible at an initial conversion rate of 58.4454 shares of the Company’s common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the Indenture, which is equal to an initial conversion price of approximately $17.11 per share of common stock. After giving effect to the Reverse Stock Split effected in December 2020, the conversion rate of the 2021 Notes would be approximately 3.6528 shares of the Company’s common stock per $1,000 principal amount of the 2021 Notes, which is equal to a conversion price of approximately $273.76 per share.

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

Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note

In June 2018, the Company entered into the Facility Agreement Waiver and Fifth Amendment (the “Fifth Amendment”) to the Deerfield Convertible Note with Deerfield. The Fifth Amendment, among other things, provided that (i) $3,333,333 of the principal amount, plus $168,288 of accrued interest, of the Deerfield Convertible Note issued pursuant to the terms of the Deerfield Facility Agreement was converted into 37,410 shares of the Company’s common stock, with such principal conversion amount being applied against and in full satisfaction of the amortization payment due June 2, 2018; (ii) Deerfield waived specified rights under the Deerfield Facility Agreement with regards to such principal and interest amount; and (iii) amended specified provisions of the Deerfield Convertible Note as they relate to the delivery of shares of the Company’s common stock in connection with any conversion of the Deerfield Convertible Note.

2021 Note Exchange Effected in October 2018

In October 2018, the Company entered into an exchange agreement (the “October 2018 Exchange Agreement”) with Deerfield and Deerfield Special Situations Fund, L.P. (the “Deerfield Lenders”). Under the October 2018 Exchange Agreement, the Deerfield Lenders exchanged an aggregate of $9,577,000 principal amount of the 2021 Notes for an aggregate of 9,577 shares of Series A Convertible Preferred Stock, par value $0.0001 (“Series A Preferred Stock”).

As a condition to closing of the October 2018 Exchange Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series A Preferred Stock.

Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,333 shares of common stock issuable upon conversion of the then outstanding Series A Preferred Stock (without giving effect to the limitation on conversion described below). After giving effect to the Reverse Stock Split effected in December 2020, the conversion price of the Series A Preferred Stock would be $48.00 per share and shares of common stock issuable upon conversion of the Series A Preferred Stock would be 199,519 shares of common stock. As of December 31, 2020, all 9,577 shares of Series A Preferred Stock issued under the October 2018 Exchange Agreement have been converted into an aggregate 199,519 shares of the Company’s common stock.

2021 Note Exchange Effected in September 2019

In September 2019, the Company entered into an Exchange Agreement and Amendment to Facility Agreement (the “September 2019 Exchange Agreement”) with the Deerfield Lenders. Under the September 2019 Exchange Agreement, the Company issued an aggregate of 93,742 shares of the Company’s common stock and an aggregate of 1,576 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.0001 per share (“Series B-1 Preferred Stock”) (such shares of common stock and Series B-1 Preferred Stock, the “Initial Exchange Shares”), in exchange for the cancellation of an aggregate of $3,000,000 principal amount of the Company’s 2021 Notes. The September 2019 Exchange Agreement provided the Deerfield Lenders the option to exchange up to an additional aggregate of $27,000,000 principal amount of the 2021 Notes (the “Optional Exchange Principal Amount”) for shares of common stock or shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), subject to the terms and conditions set forth in the September 2019 Exchange Agreement, including limits as to the principal amount that can be exchanged prior to specified dates therein. If the Deerfield Lenders choose to exchange any portion of the Optional Exchange Principal Amount for shares of Series B-2 Preferred Stock, such exchange would be effected at an exchange price of $1,000 per share. If the Deerfield Lenders choose to exchange any portion of the Optional Exchange Principal Amount for shares of common stock, such exchange would be effected at an exchange price equal to the greater of (i) $0.9494, or (ii) the average of the volume-weighted average price of the common stock on the principal securities exchange or trading market on which the common stock is then trading on each of the 15 trading days immediately preceding such exchange. After giving effect to the Reverse Stock Split effected in December 2020, the exchange price of the Optional Exchange Principal Amount would be $15.1904 or the average of the volume-weighted average price of the common stock on the principal securities exchange or trading market on which the common stock is then trading on each of the 15 trading days immediately preceding such exchange.

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

Each share of Series B-1 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to $0.9494 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the September 2019 Exchange Agreement, there were an aggregate of 1,659,996 shares of common stock issuable upon conversion of the then outstanding Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). After giving effect to the Reverse Stock Split effected in December 2020, the conversion price of the Series B-1 Preferred Stock would be $15.1904 and the shares of common stock issuable upon conversion of the Series B-1 Preferred Stock would be 103,749 shares of common stock. Each share of Series B-2 Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a per share price equal to the greater of (i) $0.9494 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of the common stock on the principal securities exchange or trading market on which the common stock is then trading on each of the 15 trading days immediately preceding such exchange. Immediately following the exchange under the September 2019 Exchange Agreement there was an aggregate of 28,439,015 shares of Common Stock issuable (i) in exchange of the Optional Exchange Principal Amount, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Optional Exchange Principal Amount (in each case without giving effect to the limitation on conversion described below). After giving effect to the Reverse Stock Split effected in December 2020, the conversion price of the Series B-2 Preferred Stock would be $15.1904 or the average of the volume-weighted average price of the common stock on the principal securities exchange or trading market on which the common stock is then trading on each of the 15 trading days immediately preceding such exchange and the shares of stock issuable in exchange of the Optional Exchange Principal Amount or upon conversion of Series B-2 Preferred stock would be 1,777,437 shares of common stock.

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

As of December 31, 2020, all 1,576 shares of Series B-1 Preferred Stock issued under the September 2019 Exchange Agreement have been converted into an aggregate of 103,749 shares of common stock, and there were no shares of Series B-2 Preferred Stock outstanding.

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

The December 2019 Notes bear interest at 6.75% per annum. The December 2019 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $17.11 per share (which represents the conversion price of the 2021 Notes), subject to adjustment in accordance with the terms of the December 2019 Notes. As of the date of issuance, the December 2019 Notes were convertible, by their terms, into an aggregate of 4,174,051 shares of the Company’s common stock. After giving effect to the Reverse Stock Split effected in December 2020, the conversion price of the December 2019 Notes would be $273.76 per share and the shares of the Company’s common stock issuable upon conversion of the December 2019 Notes would be 260,876 shares of common stock. The Company subsequently amended the December 2019 Notes to provide that such notes shall be convertible into shares of the Company’s common stock at a conversion price of $93.60 per share (which represents the conversion price of the Deerfield Convertible Note). The conversion price of the December 2019 Notes will be adjusted downward if the Company issues or sells any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the December 2019 Notes’ conversion price or the closing sale price of the Company’s common stock on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between the Company and the underwriters for such offering. However, if the Company effects an “at the market offering” as defined in Rule 415 of the Securities Act, of its common stock, the conversion price of the December 2019 Notes will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $93.60 per share, provided that this anti-dilution adjustment will not apply to any sales made under (x) the 2020 ELOC, (y) the ATM Agreement, or (z) the September 2019 Exchange Agreement (as amended). Notwithstanding anything in the contrary in the December 2019 Notes, the anti-dilution adjustment of such notes shall not result in the conversion price of the December 2019 Notes being less than $9.328 per share. The December 2019 Notes are convertible at any time at the option of the holders thereof, provided that a holder of a December 2019 Note is prohibited from converting such note into shares of the Company’s common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. However, the December 2019 Note issued to DSC, due to the fact DSC was a beneficial owner of more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding, has a beneficial ownership cap equal to 19.985% of the total number of shares of the Company’s common stock then issued and outstanding. Pursuant to the December 2019 Notes, the December 2019 Holders have the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, in connection with a Major Transaction (as defined in the December 2019 Notes), which shall include, among others, any acquisition or other change of control of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time after March 31, 2021, shares of the Company’s common stock are not listed on an Eligible Market (as defined in the December 2019 Notes). The December 2019 Notes are subject to specified events of default, the occurrence of which would entitle the December 2019 Holders to immediately demand repayment of all outstanding principal and accrued interest on the December 2019 Notes. Such events of default include, among others, failure to make any payment under the December 2019 Notes when due, failure to observe or perform any covenant under the Deerfield Facility Agreement (as defined below) or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Deerfield Warrant, the December 2019 Notes or the Deerfield Convertible Note.

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

The December 2019 Exchange Agreement also amends and restates the Deerfield Convertible Note to conform the definitions of “Eligible Market” and “Major Transactions” to the definition in the December 2019 Notes, to remove provisions that were only applicable prior to the Company’s initial public offering and to make certain other changes to conform to the December 2019 Notes. The conversion price for the Deerfield Convertible Note remains $93.60 per share, subject to adjustment on the same basis as the December 2019 Notes.

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

In connection with entering into the December 2019 Exchange Agreement, the Company also entered into an amendment (the “September 2019 Exchange Agreement Amendment”) to the September 2019 Exchange Agreement to, among other things, (i) amend and restate Annex I of the September 2019 Exchange Agreement to allow the Deerfield Lenders to effect optional exchanges of the December 2019 Notes and the Deerfield Convertible Note under the terms of the September 2019 Exchange Agreement; (ii) amend the common stock exchange price under the September 2019 Exchange Agreement to be a per share price equal to the greater of (x) $0.60, subject to adjustment to reflect stock splits and similar events, or (y) the average of the volume-weighted average prices of the Company’s common stock on each of the 15 trading days immediately preceding such exchange, (iii) provide that no more than 28,439,015 of shares of the Company’s common stock shall be issued pursuant to optional exchanges under the September 2019 Exchange Agreement (whether by common stock exchange or upon conversion of Series B-2 Shares (as defined in the September 2019 Exchange Agreement Amendment)), subject to adjustment to reflect stock splits and similar events and (iv) eliminate limitations regarding the timing and aggregate amount of principal which may be exchanged under the September 2019 Exchange Agreement. These changes in the September 2019 Exchange Agreement Amendment significantly modified the Optional Exchange Principal Amount, as such after giving effect to the September Exchange Agreement Amendment the Optional Exchange Principal Amount ceases to exist the new optional exchanges are referred to as the Deerfield Optional Conversion Feature. After giving effect to the Reverse Stock Split effected in December 2020, the exchange price of the Deerfield Optional Conversion Feature would be $9.60 per share or the average of the volume-weighted average price of the common stock on the principal securities exchange or trading market on which the common stock is then trading on each of the 15 trading days immediately preceding such exchange and the shares of the Company’s common stock issued pursuant to the optional exchanges would be 1,777,437 shares of common stock.

In connection with entering into the September 2019 Amendment, the Company filed an amendment to the Series B-2 Certificate of Designation (the “Series B-2 Certificate of Designation Amendment”) with the Secretary of State of the State Delaware. The Series B-2 Certificate of Designation Amendment provides that each share of the Company’s Series B-2 preferred stock is convertible into shares of the Company’s common stock at a per share price equal to the common stock exchange price under the September 2019 Exchange Agreement, which equals the greater of (i) $9.60 (subject to adjustment to reflect stock splits and similar events), or (ii) the average of the volume-weighted average prices of the Company’s common stock on each of the 15 trading days immediately preceding such exchange.

As of December 31, 2020, the Deerfield Lenders have converted $17.1 million of principal under the December 2019 Notes into all 1,777,437 shares of common stock available under the Deerfield Optional Conversion Feature.

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

2021 Note Exchange Effected in January 2020

In January 2020, the Company entered into the January 2020 Exchange Agreement (the “January 2020 Exchange Agreement”) with M. Kingdon Offshore Master Fund, LP (“Kingdon”). Under the January 2020 Exchange Agreement, the Company issued a senior secured convertible note in the aggregate principal amount of $3,037,354 (the “January 2020 Note”) in exchange for the cancellation of an aggregate of $3,037,354 principal amount and accrued interest of the 2021 Note then owned by Kingdon. Upon entering into the January 2020 Exchange Agreement, the Company agreed to pay Kingdon an interest payment of $37,354, which represents 50% of the accrued and unpaid interest, as of January 13, 2020, on Kingdon’s 2021 Note. The remainder of such interest was included in the principal amount of the January 2020 Note.

The January 2020 Note was issued with substantially the same terms and conditions as the December 2019 Notes (as amended by the amendment described in more detail below).

In connection with entering into the January 2020 Exchange Agreement, the Company entered into an Amendment to Facility Agreement and December 2019 Notes and Consent (the “December 2019 Note Amendment”) with the December 2019 Holders that, among other things, (i) amended the December 2019 Notes to (a) reduce the Conversion Price (as defined in the December 2019 Notes) from $17.11 to $5.85 per share and (b) increased the Floor Price (as defined in the December 2019 Notes) from $0.38 to $0.583 per share, and (ii) amended the Deerfield Facility Agreement to (x) provide for Kingdon to join the Deerfield Facility Agreement as a Lender (as defined in the Deerfield Facility Agreement) and (y) provide that the 2020 Note and shall constitute a “Senior Secured Convertible Note” (as defined in the Deerfield Facility Agreement) for purposes of the Deerfield Facility Agreement and other Transaction Documents (as defined in the Deerfield Facility Agreement). After giving effect to the Reverse Stock Split effected in December 2020, the Conversion Price became $93.60 per share and the Floor Price became $9.328 per share.

The changes to the 2021 Note, under the January 2020 Exchange Agreement, referred to after as the January 2020 Note, were accounted for as a debt modification, prospectively, the January 2020 Note will be carried net of the associated discount and debt issuance costs which will be amortized and recorded as interest expense using a modified effective interest rate based on the amendments.

December 2020 Exchange Agreement and Amendment to Facility Agreement, Notes and Investors’ Rights Agreement

In December 2020, the Company entered into a December 2020 Exchange Agreement and Amendment to Facility Agreement, Notes and Investors’ Rights Agreement, as amended (the “December 2020 Exchange Agreement”) with the Deerfield Lenders, DSC and Kingdon (collectively, the “Facility Agreement Note Holders”). Under the December 2020 Exchange Agreement, the Company and the Facility Agreement Note Holders have agreed that (a) the Company will make a cash pre-payment of a portion of principal amount of the Deerfield Convertible Note, the December 2019 Notes and the January 2020 Note (collectively, the “Facility Agreement Notes”) to the Facility Agreement Note Holders (the “Debt Payment”) equal to approximately $30.3 million, plus accrued interest if such payment is made on or after January 1, 2021, and (b) subject to the satisfaction or waiver of certain conditions specified in the December 2020 Exchange Agreement, including the making of the Debt Payment, issue shares of its Series B-2 Preferred Stock and warrants exercisable for shares of its common stock (the “Exchange Warrants”), in exchange for the cancellation of a portion of the principal amount of the Facility Agreement Notes owned by the Facility Agreement Note Holders in an aggregate amount equal to the Debt Payment, plus the Q4 PIK Interest Payment (as defined in the December 2020 Exchange Agreement) (such transaction, the “December 2020 Exchange”).

The December 2020 Exchange Agreement amends the Facility Agreement Notes to provide that the failure of the Company’s common stock to remain listed on an eligible securities market will not constitute a “Major Transaction” unless such failure occurs after March 31, 2023.

Subject to the satisfaction or waiver of certain conditions specified in the December 2020 Exchange Agreement, including the making of the Debt Payment and the consummation of the exchange, the December 2020 Exchange Agreement will amend that certain Facility Agreement dated as of June 2, 2014, as amended (the “Facility Agreement”), by and among the Company and the Facility Agreement Note Holders in order to, among other things, (i) extend the maturity date of the Facility Agreement Notes to March 31, 2023, (ii) provide for cash payments of interest on the Loans (as defined in the Facility Agreement) for the periods following July 1, 2021, and (iii) provide for specified prepayment terms on the Loans.

The December 2020 Exchange Agreement amends that certain Amended and Restated Investors’ Rights Agreement, dated as of February 19, 2015 (the “IRA”), by and among the Company, Deerfield and the other parties signatory thereto in order to, among other things, add Deerfield Special Situations Fund, L.P. as a party thereto and to give effect to the issuance of the Exchange Warrants and the Company’s registration obligations under the December 2020 Exchange Agreement (as described in more detail below).

The Exchange Warrants to be issued pursuant to the December 2020 Exchange Agreement will be exercisable for a number of shares of the Company’s common stock equal to 75% of the shares of common stock issuable upon conversion of the Series B-2 Preferred Stock issued in the Exchange (without regard for any beneficial ownership limitations included therein). The Exercise Warrants will be subject to substantially the same terms and conditions as the warrants issued to the public in the public offering of the Company’s securities contemplated pursuant to a registration statement on Form S-1, file no. 333-250945 (the “Public Offering”), with an exercise price equal to the exercise price per share of the warrants issued in the Public Offering and will provide that the Facility Agreement Note Holders will be limited from exercising such Exchange Warrants if, as a result of such exercise, such holders (together with certain affiliates and “group” members of such holders) would beneficially own more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding.

The December 2020 Exchange Agreement contains customary representations, warranties and covenants made by the Company and the Facility Agreement Note Holders party thereto, including a covenant of the Company for the benefit of the Facility Agreement Holders party to the Exchange Agreement to file a registration statement to register for resale under the Securities Act the shares of common stock issuable upon exercise of the Exchange Warrants or conversion of the shares of Series B-2 Preferred Stock issued pursuant to the terms of the December 2020 Exchange Agreement.

The transactions contemplated under the December 2020 Exchange Agreement, including the obligation to pre-pay any portion of the Facility Agreement Notes or to complete the Exchange and the effectiveness of the amendments to the Facility Agreement, the Notes and the IRA, are subject to specified conditions of closing, including certain closing of the Public Offering, the filing of the Restated Series B-2 Certificate of Designation (as defined below) and the approval for listing of the Company’s common stock, including the shares issuable upon conversion of the Series B-2 Preferred Stock and exercise of the Exchange Warrants, on the Nasdaq Capital Market.

As a condition to closing of the December 2020 Exchange Agreement, the Company has agreed to file an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock (the “Restated Series B-2 Certificate of Designation”) with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series B-2 Preferred Stock.

Each share of Series B-2 Preferred Stock will have an aggregate stated value of $1,000 and will be convertible into shares of the Company’s common stock at a per share price equal to the price per share to the public of the Company’s common stock in the Public Offering (subject to adjustment to reflect stock splits and similar events).

The Series B-2 Preferred Stock will be convertible at any time on or after the PDUFA Date (as defined in the Restated Series B-2 Certificate of Designation) at the option of the holders thereof; provided that the holders thereof will be prohibited from converting shares of Series B-2 Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, such holders (together with certain affiliates and “group” members of such Holders) would beneficially own more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding. The Series B-2 Preferred Stock will not be redeemable. In the event of the Company’s liquidation, dissolution or winding up or a change in control of the Company (each, a “Liquidation Event”), the holders of Series B-2 Preferred Stock will receive, prior to any distribution or payment on our common stock, an amount equal to the greater of (i) $1,000 per share (in the case of a change in control, transaction consideration with such value), or (ii) the amount (in the case of a change in control, in the form of the transaction consideration) per share each such holder would have been entitled to receive if every share of Series B-2 Preferred Stock had been converted into common stock immediately prior to such Liquidation Event, in each case, plus any declared but unpaid dividends thereon. With respect to rights upon liquidation, the Series B-2 Preferred Stock will rank senior to the common stock, on parity with any Parity Securities (as defined in the Restated Series B-2 Certificate of Designation) and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that adversely affect the holders of Series B-2 Preferred Stock and other specified matters regarding the rights, preferences and privileges of the Series B-2 Preferred Stock), the Series B-2 Preferred Stock will not have voting rights. The Series B-2 Preferred Stock will not be subject to any price-based anti-dilution protections and will not provide for any accruing dividends, but provides that holders of Series B-2 Preferred Stock will participate in any dividends on the Company’s common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Restated Series B-2 Certificate of Designation will also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-2 Preferred Stock into common stock in accordance with the Restated Series B-2 Certificate of Designation.

Debt Restructuring

In anticipation of the Public Offering (as defined and discussed in further detail in Note R), and to meet the Nasdaq Listing Requirements, the Company agreed in December 2020 to restructure the December 2019 Notes and the January 2020 Note in the aggregate principal amount of $60.8 million and the Deerfield Note in the principal amount of $7.5 million (collectively the "the Facility Notes"). The total outstanding principal and accrued interest under the Facility Notes was $69.4 million as of December 31, 2020.

Under the terms of the December 2020 Exchange Agreement, the Company, on January 12, 2021, in connection with the closing of the Public Offering:

●	Exchanged $31.5 million of the outstanding principal and accrued interest on the Facility Notes for (i) 31,476.98412 shares of Series B-2 Preferred Stock, and (ii) Exchange Warrants exercisable for 3,632,019 shares of the Company's common stock, and

●	Made a payment of $30.3 million (the "Debt Payment"), in partial repayment of the remaining outstanding principal and accrued interest of the Facility Notes.

Following the completion of these transactions, the aggregate balance of principal and accrued interest remaining outstanding under the Facility Notes was approximately $7.6 million. With respect to this remaining outstanding balance under the Facility Notes, the December 2020 Exchange Agreement amended the terms of that debt to provide that:

●	The maturity date was changed to March 31, 2023, and the debt is prepayable upon specified conditions, and

●	Interest would accrue at the rate of 6.75% per annum, payable quarterly, would be added to principal until June 30, 2021, and then be payable in cash thereafter.

Based on the above transactions which occurred after the balance sheet date of December 31, 2020, but prior to the issuance of the financial statement the Company reclassified the entire $68.2 million of convertible notes, and the associated debt issuance costs and discounts, from current to long-term on the balance sheet.

Payoff of Facility Agreement Notes and Termination of Facility Agreement

On February 8, 2021, the Company entered into a payoff letter with the Facility Note holders to pay off and thereby terminate the Deerfield Facility Agreement.

Pursuant to the payoff letter, the Company paid a total of $8.0 million to the Facility Note holders, representing the total principal balance and accrued interest outstanding and a prepayment fee in repayment of our outstanding obligations under the Deerfield Facility Agreement.

For further discussion of the Debt Restructuring and the payoff of the Facility Notes and termination of the Deerfield Facility Agreement refer to Note R.

PPP Loan

On April 23, 2020, the Company received proceeds of $0.8 million from the PPP Loan under the PPP of the recently enacted CARES Act, a portion of which may be forgiven, which the Company used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the PPP Loan term. Thereafter, the Company would have been required to pay the lender equal monthly payments of principal and interest. As of December 31, 2020, $0.4 million of the PPP Loan is recorded on the balance sheet in current portion of loans payable and $0.4 million is recorded in loan payable, less current portion.

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

On June 5, 2020, President Trump signed into law the PPP Flexibility Act of 2020 (the “Flexibility Act”), which among other things provided the following important changes to the PPP:

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

●	Increased to five years the maturity of PPP loans that are approved by the U.S. Small Business Administration (the “SBA”) (based on the date SBA assigns a loan number) on or after June 5, 2020.

●

Extended the deferral period for borrower payments of principal, interest, and fees on PPP loans to the date that SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period).

Based on the changes provided by the Flexibility Act the Company plans to take advantage of (i) the extended covered period for loan forgiveness from eight weeks to 24 weeks, (ii) the lowered requirement that a certain percentage of loan proceeds must be used for payroll costs from 75 percent to 60 percent, (iii) the extended deferral period for payments of principal, interest and fees from six months after loan disbursement to 10 months after the SBA remits the borrower’s loan forgiveness amount to the lender and (iv) take advantage of an safe harbor provisions as applicable. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. Based on the changes provided by the Flexibility Act the Company expects that substantially all of the PPP loan will be forgiven, however, the Company cannot provide any assurance that the Company will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

Letters of Credit

As of December 31, 2020, the Company has one irrevocable letter of credit supporting certain finance lease agreements. This letter of credit is guaranteed by a money market account which is reported as restricted cash on the balance sheet.

H.	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of December 31, 2020 and 2019, no accruals have been made related to commitments and contingencies.

Lease Agreements

We have operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. Our leases have remaining lease terms of 1 year to 5 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year.

Florida

The Company leases office space in Florida, comprised of two contiguous office suites, under non-cancelable operating leases, which expire in August 2025 and February 2026, as to each space respectively, and include the right to extend the term of the leases for two successive five-year terms upon expiration. In February 2020, the Company agreed to sublease office space in Florida, comprised of one of the two contiguous suites, under a non-cancelable operating lease, which expires in February 2026. In October, 2020, the Company agreed to terminate this sublease in exchange for a termination fee.

Iowa

The Company leases office and laboratory facilities in Iowa under a non-cancelable operating lease. The Company’s lease for its Iowa facilities expires in September 2021 and includes a renewal option that could extend the lease for successive one-year terms upon expiration.

Virginia

The Company leases office and laboratory facilities in Virginia under a non-cancelable operating lease. The Company’s lease for its Virginia facilities expires in August 2021.

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

In March 2020, the Company leased office space in North Carolina under a non-cancelable operating lease. The Company's lease for its North Carolina facilities expires in March 2022.

Finance Lease

The Company leases various laboratory equipment, furniture and office equipment and leasehold improvements that are accounted for as finance leases and that require ongoing payments, including interest expense. The finance leases are financed through various financial institutions and are collateralized by the underlying assets. As of December 31, 2020 and 2019, the interest rates for assets under remaining finance leases range from 7.19% to 14.34%.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
Lease Cost	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$124	$123
Interest on lease liabilities	23	40
Total finance lease cost	147	163
Operating lease cost	363	473
Short-term lease cost	210	232
Variable lease cost	55	48
Less: sublease income	(106)	(84)
Total lease costs	$669	$832

Rent expense for non-cancelable operating leases was $0.6 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$23	$40
Financing cash flows from finance leases	227	207
Operating cash flows from operating leases	447	435
Operating cash flows from short-term leases	210	232
Operating cash flows from variable lease costs	55	48

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$17	$757
Operating leases	20	1,852

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	December 31,
	2020	2019
Finance Leases
Property and equipment, at cost	$1,031	$1,013
less: accumulated depreciation and amortization	(523)	(398)
Property and equipment, net	$508	$615

Other current liabilities	$172	$236
Other long-term liabilities	22	168
Total finance lease liabilities	$194	$404

Operating Leases
Operating lease right-of-use assets	$1,350	$1,537
Total operating lease right-of-use assets	$1,350	$1,537

Current portion of operating lease liabilities	$327	$284
Operating lease liabilities, less current portion	1,587	1,901
Total operating lease liabilities	$1,914	$2,185

Weighted Average Remaining Lease Term
Finance leases	1 year	2 years
Operating leases	5 years	6 years

Weighted Average Discount Rate
Finance leases	8.5%	7.7%
Operating leases	7.5%	7.5%

Maturities on lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2021	$181	$460
2022	18	463
2023	6	472
2024	-	484
2025	-	390
Thereafter	-	30
Total lease payments	205	2,299
Less: future interest expense	(11)	(385)
Lease liabilities	$194	$1,914

I.	Supply Arrangement

As of  December 31, 2020 and 2019, the Company has one manufacturing arrangement that involves potential future expenditures related to research and development.

In November 2009, the Company entered into a supply agreement (the “Supply Agreement”) with Johnson Matthey Inc. (“JMI”) whereby JMI has agreed to supply the Company with all of the benzhydrocodone necessary for clinical trials and commercial sale for a price equal to JMI’s manufacturing cost and to provide process optimization and development services for benzhydrocodone. The Company’s FDA-approved drug, APADAZ, contains benzhydrocodone. Expense of $3.2 million was recorded under this agreement for the year ended December 31, 2019. The expense under this agreement for the year ended December 31, 2020 was negligible. The Company must purchase all of its U.S. benzhydrocodone needs from JMI and JMI cannot supply benzhydrocodone to other companies. The term of the Supply Agreement extends as long as the Company holds a valid and enforceable patent for benzhydrocodone or until the tenth anniversary of a commercial launch of a FDA-approved drug incorporating benzhydrocodone, whichever date is later. Upon the expiration of such term, the agreement will automatically renew for a period of two years unless either party provides 12 months prior notice of its intent not to renew. Under the agreement, JMI will receive a tiered-based royalty share on the net sales on the commercial sale of a FDA-approved drug incorporating benzhydrocodone. No reliable estimate of the future payments can be made at this time.

J.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of December 31, 2020 and 2019, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 1,576 shares were designated as Series B-1 Preferred Stock and 27,000 shares were designated as Series B-2 Preferred Stock. Of the designated preferred stock 9,577 shares of Series A Preferred Stock and 1,576 shares of Series B-1 Preferred Stock were issued as of December 31, 2020 and 2019. No shares of Series A Preferred Stock or Series B-1 Preferred Stock were outstanding as of December 31, 2020 and 2019. No shares of Series B-2 Preferred Stock were issued or outstanding as of December 31, 2020 and 2019.

In October 2018, the Company entered into the October 2018 Exchange Agreement. Under the October 2018 Exchange Agreement the Company issued to the Holders 9,577 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has an aggregate stated value of $1,000 and is convertible into shares of common stock at a price equal to $3.00 per share (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the October 2018 Exchange Agreement, there were an aggregate of 3,192,333 shares of common stock issuable upon conversion of the Series A Preferred Stock (without giving effect to the limitation on conversion described below), and as of December 31, 2020 all issued shares of Series A Preferred Stock had been converted into shares of common stock. After giving effect to the Reverse Stock Split effected in December 2020, the conversion price of the Series A Preferred Stock would be $48.00 and the shares of common stock issuable upon conversion of the Series A Preferred stock would be 199,519 shares of common stock.

In September 2019, the Company entered into the September 2019 Exchange Agreement. Under the September 2019 Exchange Agreement the Company issued to the Holders 1,576 shares of Series B-1 Preferred Stock. Each share of Series B-1 Preferred Stock had an aggregate stated value of $1,000 and was convertible into shares of common stock at a price equal to the greater of (i) $0.9494, or (ii) the average of the volume-weighted average price of the Common Stock on the principal securities exchange or trading market on which the common stock is then trading on each of the 15 trading days immediately preceding such exchange (subject to adjustment to reflect stock splits and similar events). Immediately following the exchange under the September 2019 Exchange Agreement, there were an aggregate of 1,659,996 shares of common stock issuable upon conversion of the Series B-1 Preferred Stock (without giving effect to the limitation on conversion described below). After giving effect to the Reverse Stock Split effected in December 2020, the conversion price of the Series B-1 Preferred Stock would be $15.1904 or the average of the volume-weighted average price of the common stock on the principal securities exchange or trading market on which the common stock is then trading on each of the 15 trading days immediately preceding such exchange and the shares of common stock issuable upon conversion of the Series B-1 Preferred Stock would be 103,749 shares of common stock. The Series B Preferred Stock is convertible at any time at the option of the Holders; provided that the Holders are prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such Holders (together with certain affiliates and “group” members of such Holders) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding. The Series B Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up, the Holders will receive an amount equal to $0.0001 per share, plus any declared but unpaid dividends, and thereafter will share ratably in any distribution of the Company’s assets with holders of common stock and with the holders of any shares of any other class or series of capital stock of the Company entitled to share in such remaining assets of the Company (including Series A Preferred Stock on an as-converted basis. With respect to rights upon liquidation, the Series B Preferred Stock ranks senior to the common stock, on parity with the Series A Preferred Stock, if any is then outstanding, and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that materially and adversely affect the holders of Series B Preferred Stock), the Series B Preferred Stock does not have voting rights. The Series B Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B Preferred Stock will participate in any dividends on the common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Series B-1 Certificate of Designation and the Series B-2 Certificate of Designation also provide for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, into Common Stock in accordance with the applicable Certificate of Designation. As of December 31, 2020 all issued shares of Series B-1 Preferred Stock have been converted into shares of common stock.

As a condition to closing of the December 2020 Exchange Agreement, the Company has agreed to file the Restated Series B-2 Certificate of Designation with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series B-2 Preferred Stock. Refer to Note G for further discussion.

K.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of December 31, 2020 and 2019, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 4,537,321 and 2,271,882 shares of common stock were issued and outstanding as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the Company had reserved authorized shares of common stock for future issuance as follows:

	December 31,
	2020	2019
Conversion of Deerfield Convertible Note	81,101	75,850
Conversion of 2021 Notes	-	10,958
Conversion of January 2020 Note	34,615	-
Conversion of 2019 Notes not subject to the Deerfield Optional Conversion Feature	625,747	199,172
Outstanding awards under equity incentive plans	355,785	324,473
Outstanding common stock warrants	151,442	151,442
In exchange for the Deerfield Optional Conversion Feature*	-	1,652,437
Possible future issuances under the equity line of credit	-	597,065
Possible future issuances under equity incentive plans	47,825	5,325
Total common shares reserved for future issuance	1,296,515	3,016,722

*

Common Stock issuable (i) in exchange of the Deerfield Optional Conversion Feature, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Deerfield Optional Conversion Feature

Common Stock Activity

The following table summarizes common stock activity for the years ended December 31, 2020 and 2019:

Shares of
Common Stock
Balance as of January 1, 2019	1,653,425
Common stock issued under equity line of credit	220,091
Restricted stock vested during the period	6,354
Common stock issued as a result of 2021 Notes principal conversion	93,742
Common stock issued as a result of Series B-1 Preferred Stock conversion	103,749
Common stock issued as a result of Series A Preferred Stock conversion	69,521
Common stock issued as a result of Deerfield Optional Conversion Feature conversion	125,000
Balance as of December 31, 2019	2,271,882
Common stock issued under equity line of credit	579,260
Restricted stock vested during the period	10,247
Common stock issued as compensation to third-parties	23,216
Common stock issued as a result of Deerfield Optional Conversion Feature conversion	1,652,437
Common stock issued as a result of stock option exercise	279
Balance as of December 31, 2020	4,537,321

Warrants

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred (Note J). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the Company’s initial public offering (the “IPO”), the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. After giving effect to the Reverse Stock Split effected in December 2020, the exercise price of the Deerfield Warrant became $93.60 and the shares of the Company’s common stock issuable upon exercise of the Deerfield Warrant became 120,192 shares of common stock. As a result of the Warrant Inducement transaction on January 26, 2021 (refer to Note R) the anti-dilution provisions within this Warrant were triggered and the exercise price was reduced from $93.60 per share to $46.25 per share. The Company is amortizing the debt discount over the term of the Deerfield Convertible Note and the expense is recorded as interest expense related to amortization of debt issuance costs and discount in the statements of operations.

The Company determined that the Deerfield Warrant should be recorded as a liability and stated at fair value at each reporting period upon inception. As stated above, upon completion of the IPO, the Deerfield Warrant automatically converted into warrants to purchase the Company’s common stock. The Deerfield Warrant remains classified as a liability and is recorded at fair value at each reporting period since it can be settled in cash. Changes to the fair value of the warrant liability are recorded through the unaudited condensed statements of operations as a fair value adjustment (Note M).

In connection with a Collaboration and License Agreement (the “APADAZ License Agreement”) with KVK Tech, Inc. (“KVK”), in October 2018, the Company issued to KVK a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.30 per share, which reflected the closing price of the Company’s common stock on the Nasdaq Stock Market on the execution date of the APADAZ License Agreement (the “KVK Warrant”). The KVK Warrant is initially not exercisable for any shares of common stock. Upon the achievement of each of four specified milestones under the KVK Warrant, the KVK Warrant will become exercisable for an additional 125,000 shares, up to an aggregate of 500,000 shares of the Company’s common stock. The exercise price and the number and type of shares underlying the KVK Warrant are subject to adjustment in the event of specified events, including a reclassification of the Company’s common stock, a subdivision or combination of the Company’s common stock, or in the event of specified dividend payments. The KVK Warrant is exercisable until October 24, 2023. Upon exercise, the aggregate exercise price may be paid, at KVK’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise. After giving effect to the Reverse Stock Split effected in December 2020, the exercise price of the KVK Warrant became $36.80 and the shares of common stock issuable upon exercise of the KVK Warrant became 31,250 shares of common stock.

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the APADAZ License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset in the balance sheets. As of December 31, 2020 and 2019, a contract asset of $0.4 million is recorded in other long-term assets on the balance sheets related to the KVK Warrant.

L.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 408,167 as of December 31, 2020. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2021, the common stock reserved for issuance under the 2014 Plan automatically increased by 181,492 shares.

During 2020, the Company granted to certain consultants fully vested restricted stock awards (“RSAs”) under the 2014 Plan. The RSAs were granted as compensation in accordance with each consultants consulting agreement for services performed during 2020. For the year ended December 31, 2020, RSAs were granted for a total of 10,247 shares of common stock.

During 2019, the Company granted to each non-employee member of the Company’s board of directors (each a “non-employee Director”) two separate fully vested RSAs under the 2014 Plan. The RSAs were granted in lieu of the quarterly cash compensation payable under the Company’s Third Amended and Restated Non-Employee Director Compensation Policy to each non-employee Director for service as a member of the Company’s board of directors, and applicable committees thereof, for the first and second quarters of 2019. For the year ended December 31, 2019, RSAs were granted for a total of 5,104 shares of common stock. In addition, the Company granted to a consultant fully vested RSAs under the 2014 Plan. The RSAs were granted as compensation in accordance with the consultant's consulting agreement for services performed during 2019.

During the year ended December 31, 2020, stock options to acquire 279 shares of common stock were exercised for approximately $2,000 with an intrinsic value of approximately $1,000. During the year ended December 31, 2019 no stock options were exercised.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Year ended December 31,
	2020	2019
Research and development	$937	$1,459
General and administrative	1,134	2,951
Severance expense	420	-
Total stock-based compensation expense	$2,491	$4,410

Stock Option Awards

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the option, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the option. The expected term represents the period of time the stock options are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options, the Company uses the simplified method to estimate the expected term for its “plain vanilla” stock options. Under the simplified method, the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Some options, for example those that have exercise prices in excess of the fair value of the underlying stock, are not considered “plain vanilla” stock options. For these options, the Company uses an expected term equal to the contractual term of the option. Expected volatility for options granted prior to the second anniversary of the IPO is based on a blend of historical volatilities for publicly traded stock of comparable companies and the Company over the estimated expected term of the stock options. For options granted after the second anniversary of the IPO, expected volatility is based on the Company’s historical volatility over the estimated expected term of the stock options. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends.

The Company recognizes compensation expense related to stock-based payment transactions upon satisfaction of the requisite service or vesting requirements. Forfeitures are estimated at the time of grant and revised based on actual forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Using the Black-Scholes option-pricing model, the weighted-average fair value of awards granted during the years ended December 31, 2020 and 2019, fair value was $5.00 and $22.88 per share, respectively. The assumptions used to estimate fair value are as follows:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.38% - 1.65%	1.75% - 2.61%
Expected term (in years)	5.50 - 10.00	5.50 - 10.00
Expected volatility	89.49% - 93.07%	84.82% - 85.93%
Expected dividend yield	0	0

The activity under the Incentive Stock Plan and the 2014 Plan for the year ended December 31, 2020, is summarized as follows:

		Weighted	Weighted Avg	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding balance at January 1, 2020	324,473	$100.96	7.63	$-
Granted	92,869	$5.21
Exercised or released	10,526	$0.22
Canceled or forfeited	50,659	$131.61
Expired	372	$85.14
Outstanding balance at December 31, 2020	355,785	$74.60	7.34	$543,021
Exercisable at December 31, 2020	191,134	$113.12	6.42	$103,581
Vested and expected to vest at December 31, 2020	281,368	$92.53	6.88	$163,506

Information regarding currently outstanding and exercisable options as of December 31, 2020, is as follows:

	Options Outstanding		Options Exercisable
		Weighted Avg		Weighted Avg
	Number of	Remaining	Number of	Remaining
Exercise Price	Shares	Contractual Term	Shares	Contractual Term
$2.848 to $80.00	243,875	8.21	97,759	7.69
$80.01 to $160.00	57,494	5.97	38,959	5.44
$160.01 to $240.00	20,864	5.06	20,864	5.06
$240.01 to $320.00	12,616	4.84	12,616	4.84
$320.01 to $327.20	20,936	4.68	20,936	4.68
	355,785	7.33	191,134	6.42

The total fair value of stock options vested during the years ended December 31, 2020 and 2019, was $3.7 million and $4.9 million, respectively.

Unvested stock options as of December 31, 2020 and 2019, were as follows:

	Number of Unvested Shares
	December 31,
Exercise Price	2020	2019
$2.848 to $80.00	146,116	151,495
$80.01 to $160.00	18,535	31,436
$160.01 to $240.00	-	5,668
$240.01 to $320.00	-	1,260
$320.01 to $327.20	-	-
Total number of unvested stock options	164,651	189,859

As of December 31, 2020, there was $1.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2014 Plan. That compensation cost is expected to be recognized over a weighted-average period of 1.72 years.

There was $0.3 million of stock-based compensation expense related to performance-based awards recognized during the year ended December 31, 2020. There was no stock-based compensation expense related to performance-based awards recognized during the year ended December 31, 2019.

M.	Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

The fair value of the Deerfield Convertible Note was $7.3 million and $6.0 million, respectively, as of December 31, 2020 and 2019. The fair value of the December 2019 Notes was $56.2 million and $57.0 million, respectively, as of December 31, 2020 and 2019. The fair value of the January 2020 Note was $3.1 million as of December 31, 2020 and the fair value of the 2021 Notes was $2.4 million as of December 31, 2019. The Deerfield Convertible Note, December 2019 Notes, January 2020 Note and 2021 Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note and December 2019 Notes as of December 31, 2020 and 2019. The Company also used a Tsiveriotis-Fernandes model to value the January 2020 Note as of December 31, 2020 and the 2021 Notes as of December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2020 and 2019 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Deerfield Warrant liability	$230	$-	$-	$230
Embedded Warrant Put Option	25	-	-	25
Deerfield Note Conversion Feature	-	-	-	-
KVK Warrant liability	49	-	49	-
Total liabilities	$304	$-	$49	$255

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Deerfield Warrant liability	$77	$-	$-	$77
Embedded Warrant Put Option	19	-	-	19
Fundamental change and make-whole interest provisions embedded within 2021 Notes	-	-	-	-
Deerfield Note Conversion Feature	-	-	-	-
KVK Warrant liability	24	-	24	-
Total liabilities	$120	$-	$24	$96

The Company’s Deerfield Warrant liability, embedded Warrant Put Option, embedded Deerfield Note Put Option and the fundamental change and the make-whole interest provisions embedded in the 2021 Notes are measured at fair value on a recurring basis. As of December 31, 2020 and December 31, 2019, the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Put Option are reported on the balance sheets in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Put Option as of December 31, 2020 and December 31, 2019. The Company also used a Monte Carlo simulation to value the fundamental change and make-whole interest provisions embedded in the 2021 Notes as of December 31, 2019. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Put Option are reflected in the statements of operations for the years ended December 31, 2020 and 2019 as a fair value adjustment related to derivative and warrant liability. In addition, changes in the fair value of the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reflected in the statements of operations for the year ended December 31, 2019 as a fair value adjustment related to derivative and warrant liability.

The derivative liability for the Deerfield Warrant was $230,000 and $77,000 at December 31, 2020 and 2019, respectively. The derivative liability for the embedded Warrant Put Option was $25,000 and $19,000 at December 31, 2020 and 2019, respectively. The derivative liability for the Deerfield Note Conversion Feature had no value at December 31, 2020 or 2019, respectively. A 10% increase in the enterprise value would result in an increase of $29,000 in the estimated fair value of the Deerfield Warrant liability, an increase of $8,000 in the estimated fair value of the embedded Warrant Put Option liability and no change in the estimated fair value of the Deerfield Note Conversion Feature liability. In addition, the Company assumed a weighted-average probability of a liquidity event occurring of approximately 87% with an estimated probability-weighted value of approximately $45.3 million and a weighted-average probability of a fundamental change event occurring of approximately 47% with an estimated probability-weighted value of approximately $200 million, respectively, with estimated timing in each scenario of Q1 2021. The Company also assumed a present value discount rate of approximately 27% in its analysis, which approximates the estimated credit spread of the Company at the date of the latest debt financing event which is most closely related to relative notes.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of December 31, 2020 and December 31, 2019, the KVK Warrant liability is reported on the balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the statements of operations for the years ended December 31, 2020 and 2019 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	2020	2019
Balance as of beginning of period	$96	$1,845
Adjustment to fair value	159	(1,749)
Balance as of end of period	$255	$96

N.	Income Taxes

The Company’s financial statements include a total state tax benefit related to research and development credits of $34,000 and $22,000 on a loss before income taxes of approximately $12.8 million and $24.5 million for the years ended December 31, 2020 and 2019, respectively. A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands, except amounts pertaining to rate which are shown as a percentage):

	Year ended December
	2020	2019
Federal statutory rate	21.00%	21.00%
Effect of:
Change in valuation allowance	(22.65)	(28.52)
Return to provision and deferred true-up	0.11	-
Change in rate	0.82	(0.33)
State tax benefit (net of federal)	3.51	3.39
Warrant liability	(0.30)	1.71
State research and development credit	-	0.09
Federal research and development credit	-	1.44
Amortization	-	(0.29)
Stock-based compensation	(2.18)	(1.10)
Other	(0.05)	2.70
Federal income tax provision effective rate	0.26%	0.09%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets relating to:
Net operating loss carryforwards	$59,050	$56,827
Research and development tax carryforward	6,411	6,411
Other deferred tax assets	5,089	4,488
Total gross deferred tax assets	70,550	67,726
Deferred tax liabilities relating to:
Property and equipment	(18)	-
Other deferred tax liabilities	476	540
Total gross deferred tax liabilities	458	540
Deferred tax assets less liabilities	70,092	67,186
Valuation allowance	(70,092)	(67,186)
Net deferred tax asset (liability)	$-	$-

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

The Company had the following federal net operating loss carryforward and research activities credits as of December 31, 2020 (in thousands):

	Net Operating	Research
Year Incurred	Loss CF	Activities Cr.	Expiration
2007	$454	$30	2027
2008	1,178	65	2028
2009	3,060	176	2029
2010	3,423	149	2030
2011	9,929	176	2031
2012	-	170	2032
2013	4,353	133	2033
2014	15,897	894	2034
2015	23,496	598	2035
2016	41,580	745	2036
2017	34,776	652	2037
2018	56,099	2,271	Indefinite
2019	22,922	352	Indefinite
2020	8,810	-	Indefinite
	$225,977	$6,411

The Company also has certain state net operating loss carryforwards totaling $211.3 million, $145.4 million of which, if not utilized, will begin to expire in 2027 and $65.9 million of which have no expiration date. Due to potential ownership changes that may have occurred or would occur in the future, Internal Revenue Code Section 382 may place additional limitations on the Company’s ability to utilize the net operating loss carryforward.

ASC 740-10, Accounting for Uncertainty in Income Taxes, uses the term “more likely than not” to evaluate whether or not a tax position will be sustained upon examination. The Company has not identified any tax positions that do not meet the more likely than not threshold.

On March 27, 2020, the CARES Act was enacted into law in response to the COVID-19 pandemic. The Company has evaluated the various income and payroll tax provisions and expects little or no impact to income tax expense.

O.	Net Loss Per Share

Under the two-class method, for periods with net income, basic net income per share of common stock is computed by dividing the net income attributable to shares of common stock by the weighted average number of shares of common stock outstanding during the period. Net income attributable to shares of common stock is computed by subtracting from net income the portion of current period earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per share of common stock is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding convertible securities under the if-converted method when calculating diluted loss per share of common stock in which it is assumed that the outstanding convertible securities convert into common stock at the beginning of the period or date of issuance, if the convertible security was issued during the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net loss per share of common stock during the period.

The following table summarizes the computation of basic and diluted net loss and net loss per share of common stock of the Company (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Net loss - basic and diluted	$(12,760)	$(24,522)
Weighted average number of shares of common stock - basic and diluted	3,980,975	1,853,397
Net loss per share - basic and diluted	$(3.21)	$(13.23)

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the years ended December 31, 2020 and 2019 because the effects of potentially dilutive items were anti-dilutive for the respective periods. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	December 31,
	2020	2019
Deerfield Convertible Note	81,101	75,850
2021 Notes	-	10,958
Conversion of January 2020 Note	34,615	-
2019 Notes*	625,747	1,851,609
Awards under equity incentive plans	355,785	324,473
Common stock warrants	151,442	151,442
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	1,248,690	2,414,332

*	Balance as of December 31, 2019 is inclusive of 1,652,437 shares of Common Stock issuable (i) in exchange of the Deerfield Optional Conversion Feature, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Deerfield Optional Conversion Feature. As of December 31, 2020, the Deerfield Optional Conversion Feature has been utilized in full.

P.	Severance Expense

In February 2020, the Company eliminated the chief business officer role and Gordon K. Johnson separated from the Company. In connection with his separation, Mr. Johnson is entitled to severance benefits as documented in his Amended and Restated Employment Agreement entered into in June 2015. The severance benefits consist of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $0.4 million related to the acceleration of vesting on unvested shares subject to certain stock options. These severance benefits are presented as severance expense in the statements of operations for the year ended December 31, 2020. As of December 31, 2020, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.1 million. As of and for the year ended December 31, 2019, there was no accrued severance or severance expense, respectively.

Q.	Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) that covers substantially all employees. The Company may provide a discretionary match with a maximum amount of 4% of the participant’s compensation, which vests immediately. The Company made matching contributions under the 401(k) Plan of $145,000 and $133,000 for the years ended December 31, 2020 and 2019, respectively.

The Company has a discretionary profit sharing plan (the “Profit Sharing Plan”) that covers all employees. Employees become eligible participants in the Profit Sharing Plan once they have provided three years of service to the Company. The Company made no contributions to the Profit Sharing Plan in 2020 or 2019.

R.	Subsequent Events

Underwriting Agreement

On January 8, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Underwriter” or "Roth"), to issue and sell 6,765,463 shares of common stock of the Company, pre-funded warrants to purchase 926,844 shares of common stock and warrants to purchase 7,692,307 shares of common stock at an exercise price per share of $6.50 in an underwritten public offering (the “Public Offering”) pursuant to a Registration Statement on Form S-1 (File No. 333-250945) and a related prospectus, in each case filed with the Securities and Exchange Commission (the “SEC”). The offering price to the public is $6.50 per share of common stock and accompanying warrant, representing a public offering price of $6.4999 per share of common stock and $0.0001 per related warrant. In addition, the Company granted the Underwriter an option to purchase, for a period of 45 days, up to an additional 1,153,846 shares of the Company’s common stock and/or warrants to purchase up to an additional 1,153,846 shares of the Company’s common stock.

On January 8, 2021, the Underwriter exercised its over-allotment option, in part, for warrants to purchase 754,035 shares of the Company’s common stock. Further on February 1, 2021, the Underwriter again exercised its over-allotment option to purchase 374,035 shares of common stock. On February 3, 2021, we closed the underwriter's partial exercise of its over-allotment option.

On January 12, 2021, the Company closed the Public Offering. The aggregate gross proceeds to the Company from the Public Offering, including over-allotment, totaled approximately $52.4 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company.

Pre-Funded Warrants

On January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued pre-funded warrants to purchase 926,844 shares of the Company’s common stock to specified investors in the Public Offering.

Duration and Exercise Price

Each pre-funded warrant has an initial exercise price per share equal to $0.0001. The pre-funded warrants will be immediately exercisable and will not expire prior to exercise. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock.

Exercisability

The pre-funded warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of common stock purchased upon such exercise (except in the case of a cashless exercise as discussed below). A holder (together with its affiliates) may not exercise any portion of the pre-funded warrant to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding stock after exercising the holder’s pre-funded warrants up to 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants and Delaware law. Purchasers of pre-funded warrants may also elect prior to the issuance of the pre-funded warrants to have the initial exercise limitation set at 9.99% of the Company’s outstanding common stock.

Cashless Exercise

In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the pre-funded warrants.

Rights as a Stockholder

Except as otherwise provided in the pre-funded warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the pre-funded warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the pre-funded warrants, including any voting rights, until they exercise their pre-funded warrants. The pre-funded warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock.

Fundamental Transaction

In the event of a fundamental transaction, as described in the pre-funded warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the pre-funded warrants will be entitled to receive upon exercise of the pre-funded warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the pre-funded warrants immediately prior to such fundamental transaction.

As of March 11, 2021, all pre-funded warrants have been exercised for 926,841 shares of common stock and gross proceeds of approximately $72.

Warrants to Purchase Common Stock

On January 12, 2021, pursuant to the terms of the Underwriting Agreement and December 2020 Exchange Agreement (as defined below), the Company issued warrants to purchase 12,078,361 shares of the Company’s common stock (collectively, the “Warrants”) in the Public Offering and in connection with the transactions contemplated under the December 2020 Exchange Agreement.

Duration and Exercise Price

The Warrants are exercisable from and after the date of their issuance and expire on the fifth anniversary of such date, at an exercise price per share of common stock equal to $6.50 per share. The holder of a Warrant will not be deemed a holder of the underlying common stock until the Warrant is exercised. No fractional shares of common stock will be issued in connection with the exercise of Warrant. Instead, for any such fractional share that would have otherwise been issued upon exercise of a Warrant, the Company will round such fraction up to the next whole share.

Exercisability

The Warrants will be exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the Warrants (except in the case of a cashless exercise as discussed below). A holder (together with its affiliates) may not exercise any portion of the Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.985% of the Company’s outstanding common stock immediately after exercise.

Cashless Exercise

If, at the time a holder exercises its Warrants, a registration statement registering the issuance of the shares of common stock underlying such Warrant under the Securities Act is not then effective or available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Warrants.

Right as a Stockholder

Except as otherwise provided in the Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the Warrants, including any voting rights, until they exercise their Warrants. The Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock.

Fundamental Transaction

In the event of a fundamental transaction, as described in the Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the warrants have the right to require the Company or a successor entity to redeem the Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the Warrants have the right to require the Company or a successor entity to redeem the Warrants in the amount of the Black Scholes value of the unexercised portion of the Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction.

As of March 11, 2021, 3,057,395 Warrants have have been exercised for 2,626,418 shares of common stock and gross proceeds of approximately $14.3 million. These amounts are exclusive of the Warrants exercised as part of the Warrant Exercise Inducement transaction discussed below.

Underwriter Warrant

On January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued to the Underwriter a warrant to purchase 806,932 shares of the Company’s common stock (the “Underwriter Warrant”). The Underwriter Warrant is subject to substantially the same terms and conditions as the Warrants, provided that the exercise price for the Underwriter Warrant is $8.125 per share. If the Underwriter exercises any additional portion of its over-allotment option, then the Company shall issue the Underwriter an additional Underwriter Warrant exercisable for a number of shares of common stock equal to 5.0% of the number of shares of common stock issued in such over-allotment exercise (including the shares of common stock issuable upon the exercise of any Warrants issued in connection therewith). In connection with the closing of the Underwriter's partial exercise of its over-allotment option, on February 3, 2021, the Underwriter was issued an additional warrant to purchase 18,702 shares of common stock. As of March 11, 2020, no Underwriter Warrants have been exercised.

December 2020 Exchange Agreement Amendment

On January 12, 2021, in connection with the transactions contemplated by the December 2020 Exchange Agreement, the Company entered into an Amendment to Senior Secured Convertible Notes and Amendment to Warrant (the “January 2021 Amendment”) with the Deerfield Holders. The January 2021 Amendment modifies certain specified terms of (i) the Facility Notes and (ii) the Deerfield Warrant to, among other things, exclude the transactions contemplated by the December 2020 Exchange Agreement and issuance of securities pursuant to the Underwriting Agreement from the anti-dilution provisions of the Facility Notes and the Deerfield Warrant.

Series B-2 Preferred Stock

Pursuant to the December 2020 Exchange Agreement, on January 12, 2021, the Company issued to the Facility Note Holders an aggregate of 31,476.98412 shares of its Series B-2 Preferred Stock and warrants exercisable for an aggregate of 3,632,019 shares of the Company’s common stock (the “Exchange Warrants”).

The Series B-2 Preferred Stock is convertible into an aggregate of 4,842,690 shares of the Company’s common stock at a conversion price equal to $6.4999.

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series B-2 Convertible Preferred Stock

On January 11, 2021, as a condition to closing of the transactions contemplated by the December 2020 Exchange Agreement, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock (the “Series B-2 Certificate of Designation”) with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series B-2 Preferred Stock.

Immediately following, the closing of the Public Offering, pursuant to the terms of the December 2020 Exchange Agreement, the Company:

●

Exchanged approximately $31.5 million (the "Exchange") of the outstanding principal and accrued interest on the Facility Notes for (i) the Series B-2 Preferred Stock and (ii) the Exchange Warrants; and

●	made a payment of approximately $30.3 million (the “Debt Payment”) in partial repayment of the remaining outstanding principal and accrued interest on the Facility Notes.

Immediately following the completion of the Exchange and Debt Payment, the aggregate balance of principal and accrued interest remaining outstanding under the Facility Notes was approximately $7.6 million.

Upon the closing of the Exchange and related Debt Payment, the amendments to the Facility Agreement, the Notes and the Investors’ Rights Agreement, dated as of February 19, 2015, by and among the Company, Deerfield and the other parties signatory thereto, contemplated by the December 2020 Exchange Agreement that were conditional upon, among other things, the closing of the Public Offering, the filing of the Series B-2 Certificate of Designation and/or the approval for listing of the Company’s common stock, including the shares issuable upon conversion of the Series B-2 Preferred Stock and exercise of the Exchange Warrants, on the Nasdaq Capital Market, became effective on January 12, 2021.

As of March 11, 2021, all shares of Series B-2 Preferred Stock have have been converted into 4,842,699 shares of common stock.

Listing on the Nasdaq Capital Market

On January 7, 2021, the Company’s common stock was approved for listing on The Nasdaq Capital Market. The Company’s common stock began trading on The Nasdaq Capital Market on January 8, 2021 under the ticker symbol “KMPH”.

Warrant Exercise Inducement Letters and Issuance of Warrants

On January 26, 2021, the Company entered into warrant exercise inducement offer letters (“Inducement Letters”) with certain holders of warrants issued in the Public Offering discussed above (the "Existing Warrants") (collectively, the “Exercising Holders”) pursuant to which such holders agreed to exercise for cash their Existing Warrants to purchase 6,620,358 shares of the Company’s common stock in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants, except as set forth in the following sentence, to purchase up to 7,944,430 shares of the Company’s common stock, which is equal to 120% of the number of shares of the Company’s common stock issued upon exercise of the Existing Warrants. The purchase price of the Inducement Warrants was $0.125 per share underlying each Inducement Warrant, and the Inducement Warrants have an exercise price of $6.36 per share. The Company received aggregate gross proceeds of approximately $44.0 million from the exercise of the Existing Warrants by the Exercising Holders and the sale of the Inducement Warrants. The Company engaged Roth as its exclusive placement agent in connection with these transactions and paid Roth a fee equal to 6% of gross proceeds from the exercise of the Existing Warrants by the Exercising Holders and the sale of the Inducement Warrants. As a result of this transaction the anti-dilution provisions contained with the Deerfield Warrant were triggered and the exercise price of the Deerfield Warrant was reduced from $93.60 per share to $46.25 per share.

The Company also agreed to file a registration statement covering the resale of the shares of the Company’s common stock issued or issuable upon the exercise of the Inducement Warrants no later than 10 calendar days following the date of the Inducement Letters.

Inducement Warrant Terms

Duration and Exercise Price

The Inducement Warrants are exercisable from and after the date of their issuance and expire on the fifth anniversary of such date, at an exercise price per share of common stock equal to $6.36 per share. The holder of an Inducement Warrant will not be deemed a holder of the underlying common stock until the Inducement Warrant is exercised. No fractional shares of common stock will be issued in connection with the exercise of the Inducement Warrants. Instead, for any such fractional share that would have otherwise been issued upon exercise of an Inducement Warrant, the Company will round such fraction up to the next whole share.

Exercisability

The Inducement Warrants will be exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the Inducement Warrants (except in the case of a cashless exercise as discussed below). A holder (together with its affiliates) may not exercise any portion of the Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group”  would own more than 4.99% (or, upon election by a holder prior to the issuance of its Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise.

Cashless Exercise

If, at the time a holder exercises its Inducement Warrants, a registration statement registering the issuance of the shares of common stock underlying such Inducement Warrant under the Securities Act is not then effective or available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Inducement Warrants.

Right as a Stockholder

Except as otherwise provided in the Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the Inducement Warrants, including any voting rights, until they exercise their Inducement Warrants. The Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock.

Fundamental Transaction

In the event of a fundamental transaction, as described in the Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the Inducement Warrants will be entitled to receive upon exercise of the Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the Inducement Warrants have the right to require the Company or a successor entity to redeem the Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the Inducement Warrants have the right to require the Company or a successor entity to redeem the Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction.

As of March 11, 2021, 1,676,921 Inducement Warrants have have been exercised for 1,676,921 shares of common stock and gross proceeds of approximately $10.7 million.

Payoff of Facility Agreement Notes and Termination of Facility Agreement

On February 8, 2021, the Company entered into a payoff letter with the Facility Agreement Note Holders, pursuant to which the Company agreed to pay off and thereby terminate the Facility Agreement.

Pursuant to the payoff letter, the Company paid a total of $8.0 million to the Facility Agreement Note Holders, representing the principal balance, accrued interest outstanding and a prepayment fee in repayment of the Company’s outstanding obligations under the Facility Agreement.

Pursuant to the payoff letter, all outstanding indebtedness and obligations of the Company owing to the Facility Agreement Note Holders under the Facility Agreement have been paid in full. The Facility Agreement and the notes thereunder, as well as the security interests in the assets of the Company securing the Facility Agreement and note obligations, have been terminated. The Facility Agreement Note Holders will retain the warrants previously issued to them by the Company.

FDA Approval of the AZSTARYS NDA

On March 2, 2021, the Company announced that the FDA approved the NDA for AZSTARYS™ (serdexmethylphenidate and dexmethylphenidate capsules, for oral use, CII), a once-daily product for the treatment of ADHD in patients age six years and older. As a result of the FDA’s approval of the AZSTARYS NDA, the Company has earned a regulatory milestone payment  as provided under the KP415 License Agreement.

EXHIBITS

Exhibit No.	Description
2.1+

Asset Purchase Agreement, by and between Shire LLC and Travis C. Mickle, Ph.D. and the Registrant, dated as of March 21, 2012 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-202660) as filed with the SEC on April 3, 2015).

3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.1.2	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on September 4, 2019).
3.1.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2021).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 17, 2020).
4.1	Reference is made to Exhibits 3.1 , 3.1.1, 3.1.2, 3.1.3 and 3.2 hereof.
4.2*	Specimen stock certificate evidencing shares of Common Stock.
4.3	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1 (File No. 333-250945), as amended and filed with the SEC on December 23, 2020)
4.4	Form of Series B Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 (File No. 333-250945), as amended and filed with the SEC on December 23, 2020)
4.5	Form of Common Stock Purchase Warrant and schedule of holders (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2021).
4.6	Series A Common Stock Purchase Warrant for Underwriter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2021).
4.7	Form of Inducement Warrant (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 26, 2021).
4.8*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1+

Material Supply Agreement, by and between the Registrant and Johnson Matthey, Inc., dated as of November 2, 2009 (incorporated by reference Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-202660) as filed with the SEC on April 3, 2015).

10.2	Payoff letter, dated as of February 8, 2021, by and among the Company and the lenders named therein (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 9, 2021).
10.3

Second Amendment to Senior Secured Convertible Note and Warrant, by and between Registrant and Deerfield Private Design Fund III, L.P., dated January 6, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 11, 2016).

10.3.1

Fourth Amendment to Senior Secured Convertible Note and Warrant, effective as of October 3, 2016, by and between KemPharm, Inc. and Deerfield Private Design Fund III, L.P. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2016).

10.3.2	Amendment to Convertible Note and Warrant Agreement, dated November 20, 2018, between the Company and Deerfield Private Design Fund III, L.P. (as incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on November 20, 2018).
10.3.3	Seventh Amendment to Senior Secured Convertible Note and Sixth Amendment to Warrant, dated February 28, 2019, between the Company and Deerfield Private Design Fund III, L.P. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.3.4	Amendment to Senior Secured Convertible Notes and Amendment to Warrant, dated as of February 17, 2020, by and among Registrant and the noteholders party thereto (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 18, 2020)
10.3.5	Amendment to Senior Secured Convertible Notes and Amendment to Warrant, dated as of January 12, 2021, by and among the Company, Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P.(incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 9, 2021)
10.4	Warrant to Purchase Shares of Series D Preferred Stock issued to Deerfield Private Design Fund III, L.P., dated as of June 2, 2014 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).
10.4.1	Form of Stock Purchase Warrant to purchase shares of Series D Convertible Preferred Stock issued in bridge financing, along with a schedule of warrant holders (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).
10.5

Amended and Restated Investors’ Rights Agreement, dated as of February 19, 2015, by and among the Registrant and certain of its stockholders (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.6+

Agreement to Terminate CLA, by and between MonoSol Rx, LLC and the Registrant, dated as of March 20, 2012 (incorporated herein by reference to the Registrant's Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-202660) as filed with the SEC on April 3, 2015).

10.7#	Incentive Stock Plan, as amended to date (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).
10.7.1#

Form of Incentive Stock Option Agreement under Incentive Stock Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.7.2#

Form of Nonqualified Stock Option Agreement under Incentive Stock Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.7.3#

Form of 2014 Equity Incentive Plan (incorporated herein by reference to Registrant's Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-202660) as filed with the SEC on April 3, 2015).

10.7.4#

Form of Stock Option Grant Notice and Stock Option Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 File No. 333-202660) as filed with the SEC on March 11, 2015).

10.7.5#

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 File No. 333-202660) as filed with the SEC on March 11, 2015).

10.7.6#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2019)

 EXHIBITS, CONTINUED

Exhibit No.	Description
10.8#*	Sixth Amended and Restated Non-Employee Director Compensation Policy.
10.9#

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

10.10.1#

Amendment to Amended and Restated Employment Agreement by and between the Registrant and R. LaDuane Clifton, dated as of October 13, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2015).

10.11#

Employment Agreement by and between the Registrant and Christal M.M. Mickle, dated as of May 30, 2014 (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.11.1#

Amendment to Employment Agreement by and between the Registrant and Christal M.M. Mickle, dated as of October 13, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2015).

10.12#

Employment Agreement by and between the Registrant and Travis C. Mickle, Ph.D., dated as of May 30, 2014 (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

10.12.1#

Amendment to Employment Agreement by and between the Registrant and Travis C. Mickle, Ph.D., dated as of October 13, 2015 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2015).

10.13#

Amended and Restated Employment Agreement by and between the Registrant and Sven Guenther, dated as of April 13, 2016 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2016).

10.14	Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of November 3, 2014 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.14.1	First Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of April 21, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.14.2	Second Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of December 22, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.14.3	Third Amendment to the Lease Agreement, by and between KemPharm, Inc. and BRE/COH FL LLC, dated as of July 15, 2016 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.15+	Collaboration and License Agreement by and between the Company and KVK Tech, Inc. dated as of October 25, 2018 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.15.1+	Warrant to Purchase Shares of Common Stock issued to KVK Tech, Inc. dated October 25, 2018 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.16	Purchase Agreement, dated February 17, 2020, by and between the KemPharm, Inc. and Lincoln Park Capital Fund, LLC. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 18, 2020).
10.17+	Collaboration and License Agreement, dated as of September 3, 2019, by and between KemPharm, Inc. and Boston Pharmaceuticals Holdings SA.(incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 4, 2019)
10.18	Form of Inducement Letter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 26, 2021).
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

KemPharm, Inc.

Dated: March 11, 2021	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 11, 2021	By:	/s/ R. LaDuane Clifton
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

Signature	Title	Date
/s/ Travis C. Mickle	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2021
Travis C. Mickle, Ph.D.

/s/ R. LaDuane Clifton	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 11, 2021
R. LaDuane Clifton, CPA

/s/ Timothy J. Sangiovanni	Vice President, Corporate Controller (Principal Accounting Officer)	March 11, 2021
Timothy J. Sangiovanni, CPA

/s/ Matthew R. Plooster	Director	March 11, 2021
Matthew R. Plooster

/s/ Richard W. Pascoe	Director	March 11, 2021
Richard W. Pascoe

/s/ Joseph B. Saluri	Director	March 11, 2021
Joseph B. Saluri

/s/ David S. Tierney	Director	March 11, 2021
David S. Tierney