Form 10-Q
period 2021-03-31
KEMPHARM, INC
filed 2021-05-14
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(321) 939-3416
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address, and Former Fiscal Year if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	KMPH	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Total shares of common stock outstanding as of May 12, 2021: 28,507,297

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,917	$4,213
Accounts and other receivables	11,308	2,579
Prepaid expenses and other current assets	395	1,481
Restricted cash	109	109
Total current assets	87,729	8,382
Property and equipment, net	975	1,039
Operating lease right-of-use assets	1,294	1,350
Other long-term assets	437	438
Total assets	$90,435	$11,209

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,855	$6,647
Current portion of operating lease liabilities	336	327
Current portion of loans payable	683	390
Other current liabilities	364	172
Total current liabilities	4,238	7,536
Convertible notes, less current portion, net	—	67,658
Derivative and warrant liability	334	304
Operating lease liabilities, less current portion	1,500	1,587
Loans payable	98	391
Other long-term liabilities	14	145
Total liabilities	6,184	77,621

Commitments and contingencies (Note D)

Stockholders’ equity (deficit):
Preferred stock:
Series A convertible preferred stock, $0.0001 par value, 9,578 shares authorized, 9,577 shares issued and no shares outstanding as of March 31, 2021 (unaudited) and December 31, 2020	—	—
Series B-1 convertible preferred stock, $0.0001 par value, 1,576 shares authorized, 1,576 shares issued and no shares outstanding as of March 31, 2021 (unaudited) and December 31, 2020	—	—
Series B-2 convertible preferred stock, $0.0001 par value, 31,480 shares authorized, 31,476.98412 shares issued and no shares outstanding as of March 31, 2021 (unaudited); 27,000 shares authorized, no shares issued or outstanding as of December 31, 2020	—	—
Undesignated preferred stock, $0.0001 par value, 9,957,366 shares authorized, no shares issued or outstanding as of March 31, 2021 (unaudited); 9,961,846 shares authorized, no shares issued or outstanding as of December 31, 2020	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 28,480,156 shares issued and outstanding as of March 31, 2021 (unaudited); 4,537,321 shares issued and outstanding as of December 31, 2020	3	—
Additional paid-in capital	353,018	192,062
Accumulated deficit	(268,770)	(258,474)
Total stockholders' equity (deficit)	84,251	(66,412)
Total liabilities and stockholders' equity (deficit)	$90,435	$11,209

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Revenue	$12,117	$2,089
Operating expenses:
Royalty and direct contract acquisition costs	1,000	663
Research and development	2,265	2,126
General and administrative	1,892	2,245
Severance expense	—	830
Total operating expenses	5,157	5,864
Income (loss) from operations	6,960	(3,775)
Other (expense) income:
Loss on extinguishment of debt	(16,885)	—
Interest expense related to amortization of debt issuance costs and discount	(150)	(571)
Interest expense on principal	(199)	(1,260)
Fair value adjustment related to derivative and warrant liability	(30)	75
Interest and other income (expense), net	8	(223)
Total other expenses	(17,256)	(1,979)
Loss before income taxes	(10,296)	(5,754)
Income tax benefit (expense)	—	—
Net loss	$(10,296)	$(5,754)
Deemed dividend	(37,444)	—
Net loss attributable to common stockholders	$(47,740)	$(5,754)

Basic and diluted net loss per share of common stock:
Net loss	$(0.54)	$(1.92)
Net loss attributable to common stockholders	$(2.49)	$(1.92)

Weighted average number of shares of common stock outstanding:
Basic and diluted	19,146,270	3,004,559

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2					Total
	Convertible	Convertible	Convertible	Undesignated		Additional		Stockholders'
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Equity
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	$—	$—	$—	$—	$—	$192,062	$(258,474)	$(66,412)
Net loss	—	—	—	—	—	—	(10,296)	(10,296)
Stock-based compensation expense	—	—	—	—	—	675	—	675
Issuance of common stock in connection with Public Offering, net of discounts and commissions	—	—	—	—	1	49,284	—	49,285
Issuance of common stock in connection with the exercise of warrants in the Inducement Transaction, net of discounts and commissions	—	—	—	—	1	40,390	—	40,391
Issuance of common stock in connection with the exercise of common stock warrants	—	—	—	—	—	25,593	—	25,593
Fair value of warrants issued in connection with the Exchange Agreement	—	—	—	—	—	15,990	—	15,990
Fair value of Series B-2 Preferred Stock issued in accordance with the Exchange Agreement	—	—	29,056	—	—	—	—	29,056
Issuance of common stock as a result of Series B-2 Preferred Stock conversion	—	—	(29,056)	—	1	29,055	—	—
Fair value of warrants issued in connection with the Inducement Transaction	—	—	—	—	—	38,437	—	38,437
Deemed dividend related the Inducement Transaction	—	—	—	—	—	(37,444)	—	(37,444)
Offering expenses charged to equity	—	—	—	—	—	(1,106)	—	(1,106)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	82	—	82
Balance as of March 31, 2021	$—	$—	$—	$—	$3	$353,018	$(268,770)	$84,251

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT, CONTINUED

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2020	$—	$—	$—	$—	$—	$171,258	$(245,714)	$(74,456)
Net loss	—	—	—	—	—	—	(5,754)	(5,754)
Stock-based compensation expense	—	—	—	—	—	1,029	—	1,029
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,112	—	1,112
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	—	9,600	—	9,600
Recognition of deferred offering costs in connection with equity line of credit	—	—	—	—	—	121	—	121
Offering expenses charged to equity	—	—	—	—	—	(327)	—	(327)
Balance as of March 31, 2020	$—	$—	$—	$—	$—	$182,793	$(251,468)	$(68,675)

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,296)	$(5,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	16,885	—
Stock-based compensation expense	675	1,029
Non-cash interest expense	—	1,244
Amortization of debt issuance costs and debt discount	150	571
Depreciation and amortization expense	64	72
Fair value adjustment related to derivative and warrant liability	30	(75)
Loss on sublease and disposal of property and equipment	—	200
Consulting fees paid in common stock	82	—
Change in assets and liabilities:
Accounts and other receivables	(8,729)	(400)
Prepaid expenses and other assets	273	455
Operating lease right-of-use assets	56	86
Accounts payable and accrued expenses	(1,820)	586
Operating lease liabilities	(78)	(48)
Other liabilities	122	12
Net cash used in operating activities	(2,586)	(2,022)

Cash flows from investing activities:
Purchases of property and equipment	—	(11)
Net cash used in investing activities	—	(11)

Cash flows from financing activities:
Proceeds from Public Offering, net of discounts and commissions	49,285	—
Proceeds from Inducement Transaction, net of discounts and commissions	41,384	—
Proceeds from equity line of credit	—	1,112
Payment of offering costs	(1,106)	—
Repayment of principal on finance lease liabilities	(61)	(58)
Payment of debt issuance costs	(2,881)	(34)
Repayment of principal on convertible notes	(37,924)	—
Net proceeds from exercise of common stock warrants	25,593	—
Net cash provided by financing activities	74,290	1,020
Net increase (decrease) in cash, cash equivalents and restricted cash	71,704	(1,013)
Cash, cash equivalents and restricted cash, beginning of period	4,322	3,555
Cash, cash equivalents and restricted cash, end of period	$76,026	$2,542

Supplemental cash flow information:
Cash paid for interest	$199	$52
Facility Notes principal converted to Series B-2 Preferred Stock	31,477	—
2019 Notes principal converted to common stock	—	9,600
Commitment shares issued in connection with equity line of credit included in deferred offering costs	—	121
Amounts due for property and equipment included in accounts payable and accrued expenses	4	4
Amounts due for deferred offering costs included in accounts payable and accrued expenses	17	123
Fair value of warrants issued to underwriters in connection with Public Offering	3,485	—

See accompanying notes to unaudited condensed financial statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.	Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through its proprietary Ligand Activated Therapy ("LAT") technology. The Company utilizes its proprietary LAT technology to generate improved prodrug versions of U.S. Food and Drug Administration (the "FDA") approved drugs as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. The Company's product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder ("ADHD") and stimulant use disorder ("SUD"). The Company has received FDA approval for APADAZ, an immediate-release combination product containing benzhydrocodone, a prodrug of hydrocodone and acetaminophen. On March 2, 2021, the Company announced that the FDA approved the new drug application ("NDA") for AZSTARYS (formerly referred to as KP415), a once-daily product for the treatment of ADHD in patients age six years and older. The Company's additional clinical product candidate for the treatment of ADHD include KP484, and the Company's clinical product candidate for the treatment of SUD includes KP879.

Reverse Stock Split

On December 23, 2020, the Company completed a one-for-sixteen reverse stock split (the “Reverse Stock Split”), which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the Reverse Stock Split. The number of shares of the Company’s authorized common stock was not affected by the Reverse Stock Split and the par value of the Company’s common stock remained unchanged at $0.0001 per share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the Reverse Stock Split received a cash payment in lieu of such fractional shares. Except where disclosed, all amounts related to number of shares and per share amounts have been retroactively restated in these unaudited condensed financial statements to reflect this Reverse Stock Split.

Entry into 2020 ELOC Agreement

In February 2020, the Company entered into a purchase agreement for an equity line of credit (the “2020 ELOC Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $4.0 million of shares of common stock from time to time over the 12-month term of the 2020 ELOC Agreement, and upon execution of the 2020 ELOC Agreement the Company issued an additional 19,289 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the 2020 ELOC Agreement. Concurrently with entering into the 2020 ELOC Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “2020 ELOC Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the 2020 ELOC Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. In May 2020, the Company reached the maximum allowable shares to be issued under the registration statement of 579,260 shares (inclusive of the 19,289 commitment shares) as defined in Section 2(f)(i) of the 2020 ELOC Agreement and therefore cannot issue additional shares under the 2020 ELOC Agreement. Through May 2020, the Company sold 559,971 shares of common stock to Lincoln Park (exclusive of the 19,289 commitment shares) under the 2020 ELOC Agreement for gross proceeds of approximately $2.3 million.

Underwriting Agreement

On January 8, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Underwriter” or "Roth"), to issue and sell 6,765,463 shares of common stock of the Company, pre-funded warrants to purchase 926,844 shares of common stock and warrants to purchase 7,692,307 shares of common stock at an exercise price per share of $6.50 in an underwritten public offering (the “Public Offering”) pursuant to a Registration Statement on Form S-1 (File No. 333-250945) and a related prospectus, in each case filed with the Securities and Exchange Commission (the “SEC”). The offering price to the public was $6.50 per share of common stock and accompanying warrant, representing a public offering price of $6.4999 per share of common stock and $0.0001 per related warrant. In addition, the Company granted the Underwriter an option to purchase, for a period of 45 days, up to an additional 1,153,846 shares of the Company’s common stock and/or warrants to purchase up to an additional 1,153,846 shares of the Company’s common stock.

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

Commave also agreed to be responsible for and reimburse the Company for all of the development, commercialization and regulatory expenses incurred on the licensed products, subject to certain limitations as set forth in the KP415 License Agreement. As part of this agreement the Company is obligated to perform consulting services on behalf of Commave related to the licensed products. For these consulting services, Commave has agreed to pay the Company a set rate per hour on any consulting services performed on behalf of Commave for the benefit of the licensed products.

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

The consideration allocated to the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, was the fair value of the Development Costs (as defined in the KP415 License Agreement), which reflects the standalone selling price. The Company utilized a blended approach which took into consideration the adjusted market assessment approach and the expected cost plus a margin approach to determine this standalone selling price. This blended approach utilized the adjusted market approach and expected cost plus margin approach to value the performance of consulting services which included analyzing hourly rates of vendors in the a market who perform similar services to those of the Company to develop a range and then analyzing the average cost per hour of our internal resources and applying a margin which placed the value in the median of the previously identified range. For the reimbursement of out-of-pocket third-party research and development costs the Company utilized the expected cost plus a margin approach, which included estimating the actual out-of-pocket cost the Company expects to pay to third-parties for research and development costs and applying a margin, if necessary. The Company determined that no margin was necessary of these out-of-pocket third-party research and development costs as these are purely pass-through costs and the margin for managing these third-party activities is included within the value of the performance of consulting services. The Company determined that the performance of consulting services, including reimbursement of out-of-pocket third-party research and development costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable out-of-pocket third-party research and development costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As discussed above, the combination of the standalone selling price of these consulting services and certain out-of-pocket third-party research and development costs for AZSTARYS was the fair value of the Development Costs at inception. These Development Costs effectively created a cap on certain consulting services and out-of-pocket third-party research and development costs identified in the initial product development plan for AZSTARYS which was anticipated at the inception date of the KP415 License Agreement. As of March 31, 2021, the Company has recognized all of the consulting services and out-of-pocket third-party research and development costs under this cap.

Under the KP415 License Agreement, Commave was granted an exclusive right to first negotiation whereby upon completion of a Phase 1 proof-of-concept study, the Company and Commave may negotiate the economic terms under which certain Additional Products may be included as a Product (both as defined in the KP415 License Agreement) under the KP415 License Agreement (the “Additional Product Option”). In addition to the Additional Product Option, Commave was also granted a right of first refusal (“ROFR”) to acquire, license and/or commercialize any of the Additional Product Candidates should they choose not to exercise the Additional Product Option. Should Commave choose to exercise the Additional Product Option on any Additional Product Candidates, Commave and the Company shall negotiate in good faith regarding the economic terms of such Additional Product Candidate. Further, should Commave exercise the ROFR on any Additional Product Candidate, the economic terms of the agreement shall be the same as those offered to the third-party. Under ASC 606 an option to acquire additional goods or services gives rise to a performance obligation if the option provides a material right to the customer. The Company concluded that the above described Additional Product Option and ROFR do not constitute material rights to the customer as Commave would acquire the goods or services at a to be negotiated price, which the Company expects to approximate fair value and therefore Commave would not receive a material discount on these goods or services compared to market rates.

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

On April 8, 2021, the Company entered into Amendment No. 1 to the KP415 Amendment (the "KP415 Amendment"). Pursuant to the KP415 Amendment, the Company and Commave agreed to modify the compensation terms of the KP415 License Agreement. Pursuant to the KP415 Amendment, Commave paid the Company $10.0 million in connection with the entry into the KP415 Amendment as a result of the regulatory approval of AZSTARYS in the United States which occurred on March 2, 2021. Commave also agreed to pay the Company $10.0 million within thirty calendar days following receipt of the scheduling determination of the compound SDX by the U.S. Drug Enforcement Agency (the "DEA"), which occurred on May 7, 2020. SDX is the prodrug component of AZSTARYS. In addition, the KP415 Amendment increases the total remaining future regulatory and sales milestone payments related to AZSTARYS to up to an aggregate of $590.0 million in payments upon the occurrence of specified regulatory milestones related to AZSTARYS and upon the achievement of specified U.S. net sales milestones. Further, Commave agreed to pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions, including with respect to the final approval label, as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term for the applicable product.

Pursuant to the KP415 Amendment, Commave and the Company also agreed to modify Commave’s right of first refusal such that the Company’s product candidate, KP922, is no longer subject to Commave’ right of first refusal to acquire, license or commercialize any Additional Product Candidate.  Commave’s right of first refusal shall only apply to any Additional Product Candidate which contains SDX, with such right of first refusal expiring upon the acceptance of an NDA for such Additional Product Candidate containing SDX.

Per the KP415 Amendment, the Company earned a regulatory milestone payment of $10.0 million following the FDA’s approval of the AZSTARYS NDA. Since the FDA approved the NDA for AZSTARYS the constraint was removed and revenue recognized. The associated revenue was allocated among the two performance obligations identified at contract inception. Since both performance obligations were satisfied as of the end of the first quarter of 2021 the full $10.0 million was recognized as revenue during the first quarter of 2021. In accordance with ASC 340-40, Contracts with Customers, the Company recognized $1.0 million of royalty costs due to payment to Aquestive related to the regulatory milestone earned and recorded it in the item titled royalty and direct contract acquisition costs in the unaudited condensed statements of operations.

For the three months ended March 31, 2021 and 2020, the Company recognized revenue under the KP415 License Agreement of $10.0 million and $2.1 million, respectively. There was no deferred revenue related to this agreement as of March 31, 2021 or December 31, 2020.

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

The Company determined that the performance of consulting services, including reimbursement of third-party pass-through costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable third-party pass-through costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As of March 31, 2021, the Company has recognized approximately 45% of the consulting services and third-party pass-through costs under the Corium Consulting Agreement.

For the three months ended March 31, 2021, the Company recognized revenue under the Corium Consulting Agreement of $1.6 million. There was no revenue recognized for the three months ended March 31, 2020 related to the Corium Consulting Agreement. As of March 31, 2021, the Company had deferred revenue related to this agreement of $0.2 million. As of December 31, 2020, the Company had deferred revenue related to this agreement or $0.1 million.

Other Consulting Arrangements

For the three months ended March 31, 2021, the Company recognized revenue under other consulting arrangements of $0.5 million. There was no revenue recognized from other consulting arrangements for the three months ended March 31, 2020. There was no deferred revenue from other consulting arrangements as of March 31, 2021 or December 31, 2020.

Accounts and Other Receivables

Accounts and other receivables consists of receivables under the KP415 License Agreement and Corium Consulting Agreement, as well as receivables related to other consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the KP415 License Agreement and Corium Consulting Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and performance of consulting services. These receivables, as well as the receivables related to other consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of March 31, 2021, the Company had receivables related to the Corium Consulting Agreement in the amount of $0.6 million, other consulting arrangements in the amount of $0.6 million and $10.0 million related to the KP415 License Agreement. As of December 31, 2020, the Company had receivables related to the Corium Consulting Agreement of $2.1 million, other consulting arrangements of $0.4 million and no receivables related to the KP415 License Agreement. As of March 31, 2021 and December 31, 2020, no reserve or allowance for doubtful accounts has been established.

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

C.	Debt Obligations

As of March 31, 2021, the Company had no convertible notes outstanding. As of December 31, 2020, the Company had convertible notes outstanding in the aggregate principal amount of $68.2 million.

Deerfield Facility Agreement

In June 2014, the Company entered into a $60 million multi-tranche credit facility (the “Deerfield Facility Agreement”) with Deerfield Private Design Fund III, LP (“Deerfield”). At the time the Company entered into the Deerfield Facility Agreement, the Company borrowed the first tranche, which consisted of a term loan of $15 million (the “Term Note”) and a senior secured loan of $10 million (the “Deerfield Convertible Note”). Deerfield was able to convert any portion of the outstanding principal and any accrued but unpaid interest on the Deerfield Convertible Note into shares of the Company’s common stock at an initial conversion price of $5.85 per share (the “Deerfield Note Put Option”). After giving effect to the Reverse Stock Split effected in December 2020, the conversion price became $93.60.

The Deerfield Convertible Note originally bore interest at 9.75% per annum, but was subsequently reduced to 6.75%. Interest accrued on the outstanding balance under the Deerfield Convertible Note was due quarterly in arrears. The Company originally had to repay one-third of the outstanding principal amount of the Deerfield Convertible Note on the fourth and fifth anniversaries of the Deerfield Facility Agreement (June 2018 and June 2019). In June 2018, Deerfield agreed to convert the $3,333,333 of the principal amount then due, plus $168,288 of accrued interest, into 37,410 shares of our common stock (as discussed below in the section entitled “Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note”). In September 2019, the Company entered into an amendment with Deerfield in order to (i) reduce the interest rate applicable under the Deerfield Facility Agreement from 9.75% to 6.75%, (ii) provide for “payment in kind” of interest on the Loans (as defined in the Deerfield Facility Agreement), and (iii) defer the Loan payments due pursuant to the Deerfield Facility Agreement until June 1, 2020 (as discussed below in the section entitled “2021 Note Exchange Effected in September 2019”). In December 2019, the Company entered into another amendment with Deerfield in order to (i) defer the Loan payments due pursuant to the Deerfield Facility Agreement until March 31, 2021 and (ii) allow for the entries of additional debt and debt holders under the Deerfield Facility Agreement (as discussed below in the section entitled “2021 Note Exchange Effected in December 2019”). The Company was also obligated to repay principal of the Deerfield Convertible Note in the amount of $6,980,824 plus any capitalized interest to date on March 31, 2021. Prepayment of the outstanding balance was not allowed without written consent of Deerfield.

Pursuant to the Deerfield Facility Agreement, the Company issued to Deerfield a warrant to purchase 14,423,076 shares of Series D Preferred at an initial exercise price of $0.78 per share, which is exercisable until June 2, 2024 (the “Deerfield Warrant”). Upon completion of the Company’s initial public offering, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. After giving effect to the Reverse Stock Split effected in December 2020, the shares issuable upon conversion of the warrant became 120,192 shares of common stock, and the exercise price of the Deerfield Warrant became $93.60 per share, which in January 2021 was further adjusted to $46.25 per share in connection with the Company entering into the Inducement Transaction (as defined in Note F) which triggered the anti-dilution provisions of the Deerfield Warrant. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the net loss per share calculation (Note I). If a Major Transaction occurs (as defined in the Deerfield Facility Agreement) Deerfield may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Warrant Put Option”).

The Company recorded the fair value of the shares of Series D Preferred to debt issuance costs on the date of issuance. The Company also recorded the fair value of the Deerfield Warrant and the embedded Warrant Put Option to debt discount on the date of issuance. The debt issuance costs and debt discount were amortized over the term of the related debt and the expense was recorded as interest expense related to amortization of debt issuance costs and discount in the unaudited condensed statements of operations. In February 2021, the debt was extinguished and the discount and debt issuance costs were written off as a loss on extinguishment.

Pursuant to the Deerfield Facility Agreement, the Company was not able to enter into specified transactions, including a debt financing in the aggregate value of $750,000 or more, other than permitted indebtedness under the Deerfield Facility Agreement, a merger, an asset sale or any other change of control transaction or any joint venture, partnership or other profit-sharing arrangement, without the prior approval of the Required Lenders (as defined in the Deerfield Facility Agreement). Additionally, if the Company were to enter into a major transaction, including a merger, consolidation, sale of substantially all of its assets or other change of control transaction, Deerfield would have had the ability to demand that prior to consummation of such transaction the Company repay all outstanding principal and accrued interest of any notes issued under the Deerfield Facility Agreement. Under each warrant issued pursuant to the Deerfield Facility Agreement, Deerfield has the right to demand that the Company redeem the warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction.

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

The 2021 Notes were not redeemable prior to the maturity date, and no sinking fund was provided for the 2021 Notes. The 2021 Notes were convertible at an initial conversion rate of 58.4454 shares of the Company’s common stock per $1,000 principal amount of the 2021 Notes, subject to adjustment under the Indenture, which is equal to an initial conversion price of approximately $17.11 per share of common stock. After giving effect to the Reverse Stock Split effected in December 2020, the conversion rate of the 2021 Notes would have been approximately 3.6528 shares of the Company’s common stock per $1,000 principal amount of the 2021 Notes, which is equal to a conversion price of approximately $273.76 per share.

If the Company underwent a “fundamental change” (as defined in the Indenture), holders could have required that the Company repurchase for cash all or any portion of their 2021 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture included customary terms and covenants, including certain events of default after which the 2021 Notes may have become due and payable immediately.

As described in more detail below, in multiple exchanges occurring in December 2019 and January 2020, all outstanding 2021 Notes were exchanged by the holders thereof for either shares of our common stock or senior secured convertible promissory notes issued under the terms of the Deerfield Facility Agreement.

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

The December 2019 Notes bore interest at 6.75% per annum. The December 2019 Notes were convertible into shares of the Company’s common stock at an initial conversion price of $17.11 per share (which represented the conversion price of the 2021 Notes), subject to adjustment in accordance with the terms of the December 2019 Notes. After giving effect to the Reverse Stock Split effected in December 2020, the conversion price of the December 2019 Notes would have been $273.76 per share. The Company subsequently amended the December 2019 Notes to provide that such notes would have been convertible into shares of the Company’s common stock at a conversion price of $93.60 per share (which represented the conversion price of the Deerfield Convertible Note). The conversion price of the December 2019 Notes would have been adjusted downward if the Company issued or sold any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of the December 2019 Notes’ conversion price or the closing sale price of the Company’s common stock on the last trading date immediately prior to such issuance, or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between the Company and the underwriters for such offering. However, if the Company effected an “at the market offering” as defined in Rule 415 of the Securities Act, of its common stock, the conversion price of the December 2019 Notes would have been adjusted downward pursuant to this anti-dilution adjustment only if such sales were made at a price less than $93.60 per share, provided that this anti-dilution adjustment would not have applied to any sales made under (x) the 2020 ELOC Agreement, (y) the ATM Agreement, or (z) the September 2019 Exchange Agreement (as amended). Notwithstanding anything to the contrary in the December 2019 Notes, the anti-dilution adjustment of such notes would not have resulted in the conversion price of the December 2019 Notes being less than $9.328 per share. The December 2019 Notes were convertible at any time at the option of the holders thereof, provided that a holder of a December 2019 Note was prohibited from converting such note into shares of the Company’s common stock if, as a result of such conversion, such holder (together with certain affiliates and “group” members) would have beneficially owned more than 4.985% of the total number of shares of common stock then issued and outstanding. However, the December 2019 Note issued to DSC, due to the fact DSC was a beneficial owner of more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding, had a beneficial ownership cap equal to 19.985% of the total number of shares of the Company’s common stock then issued and outstanding. Pursuant to the December 2019 Notes, the December 2019 Holders had the option to demand repayment of all outstanding principal, and any unpaid interest accrued thereon, in connection with a Major Transaction (as defined in the December 2019 Notes), which included, among others, any acquisition or other change of control of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time after March 31, 2021, shares of the Company’s common stock are not listed on an Eligible Market (as defined in the December 2019 Notes). The December 2019 Notes were subject to specified events of default, the occurrence of which would have entitled the December 2019 Holders to immediately demand repayment of all outstanding principal and accrued interest on the December 2019 Notes. Such events of default included, among others, failure to make any payment under the December 2019 Notes when due, failure to observe or perform any covenant under the Deerfield Facility Agreement (as defined below) or the other transaction documents related thereto (subject to a standard cure period), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgement levied against the Company and a material default by the Company under the Deerfield Warrant, the December 2019 Notes or the Deerfield Convertible Note.

The December 2019 Exchange Agreement amended the Deerfield Facility Agreement in order to, among other things, (i) provide for the Deerfield Facility Agreement to govern the December 2019 Notes received by the December 2019 Holders pursuant to the December 2019 Exchange Agreement, (ii) extend the maturity of the Deerfield Convertible Note from February 14, 2020 and June 1, 2020, as applicable, to March 31, 2021, (iii) defer interest payments on the Deerfield Convertible Note until March 31, 2021 (which such interest shall accrue as “payment-in-kind” interest), (iv) designate DSC as a Lender under (and as defined in the Deerfield Facility Agreement), (v) name Deerfield as the “Collateral Agent” for all Lenders and (vi) modify the terms and conditions under which the Company may issue additional pari passu and subordinated indebtedness under the Deerfield Facility Agreement (subject to certain conditions specified in the Deerfield Facility Agreement).

The December 2019 Exchange Agreement also amended and restated the Deerfield Convertible Note to conform the definitions of “Eligible Market” and “Major Transactions” to the definition in the December 2019 Notes, to remove provisions that were only applicable prior to the Company’s initial public offering and to make certain other changes to conform to the December 2019 Notes. The conversion price for the Deerfield Convertible Note remained $93.60 per share, subject to adjustment on the same basis as the December 2019 Notes.

The December 2019 Exchange Agreement also amended the Deerfield Warrant to conform the definitions of “Eligible Market” and “Major Transaction” in the Deerfield Warrant with the definitions of such terms in the December 2019 Notes.

The December 2019 Exchange Agreement contained customary representations, warranties and covenants made by the Company and the December 2019 Holders, including a covenant of the Company to, upon request, use commercially reasonable efforts to use its technology to discover a product based upon a compound that may be identified by the Deerfield Lenders in a manner that is reasonably acceptable to the Deerfield Lenders, or one of their affiliates, with the terms of such discovery plan, including the Company’s compensation thereunder, to be mutually agreed to by the parties.

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

In connection with entering into the December 2019 Exchange Agreement, the Company also entered into an amendment (the “September 2019 Exchange Agreement Amendment”) to the September 2019 Exchange Agreement to, among other things, (i) amend and restate Annex I of the September 2019 Exchange Agreement to allow the Deerfield Lenders to effect optional exchanges of the December 2019 Notes and the Deerfield Convertible Note under the terms of the September 2019 Exchange Agreement; (ii) amend the common stock exchange price under the September 2019 Exchange Agreement to be a per share price equal to the greater of (x) $0.60, subject to adjustment to reflect stock splits and similar events, or (y) the average of the volume-weighted average prices of the Company’s common stock on each of the 15 trading days immediately preceding such exchange, (iii) provide that no more than 28,439,015 of shares of the Company’s common stock shall be issued pursuant to optional exchanges under the September 2019 Exchange Agreement (whether by common stock exchange or upon conversion of Series B-2 Shares (as defined in the September 2019 Exchange Agreement Amendment)), subject to adjustment to reflect stock splits and similar events and (iv) eliminate limitations regarding the timing and aggregate amount of principal which may be exchanged under the September 2019 Exchange Agreement. These changes in the September 2019 Exchange Agreement Amendment significantly modified the Optional Exchange Principal Amount, as such after giving effect to the September Exchange Agreement Amendment the Optional Exchange Principal Amount ceases to exist the new optional exchanges are referred to as the Deerfield Optional Conversion Feature. After giving effect to the Reverse Stock Split effected in December 2020, the exchange price of the Deerfield Optional Conversion Feature would have been $9.60 per share or the average of the volume-weighted average price of the common stock on the principal securities exchange or trading market on which the common stock is then trading on each of the 15 trading days immediately preceding such exchange and the shares of the Company’s common stock issued pursuant to the optional exchanges would have been 1,777,437 shares of common stock.

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

As of March 31, 2021, the Deerfield Lenders have converted $17.1 million of principal under the December 2019 Notes into all 1,777,437 shares of common stock available under the Deerfield Optional Conversion Feature.

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

December 2020 Exchange Agreement and Amendment to Facility Agreement, Notes and Investors’ Rights Agreement

In December 2020, the Company entered into a December 2020 Exchange Agreement and Amendment to Facility Agreement, Notes and Investors’ Rights Agreement, as amended (the “December 2020 Exchange Agreement”) with the Deerfield Lenders, DSC and Kingdon (collectively, the “Facility Agreement Note Holders”). Under the December 2020 Exchange Agreement, the Company and the Facility Agreement Note Holders agreed that (a) the Company will make a cash pre-payment of a portion of principal amount of the Deerfield Convertible Note, the December 2019 Notes and the January 2020 Note (collectively, the “Facility Agreement Notes”) to the Facility Agreement Note Holders (the “Debt Payment”) equal to approximately $30.3 million, plus accrued interest if such payment is made on or after January 1, 2021, and (b) subject to the satisfaction or waiver of certain conditions specified in the December 2020 Exchange Agreement, including the making of the Debt Payment, issue shares of its Series B-2 Preferred Stock and warrants exercisable for shares of its common stock (the “Exchange Warrants”), in exchange for the cancellation of a portion of the principal amount of the Facility Agreement Notes owned by the Facility Agreement Note Holders in an aggregate amount equal to the Debt Payment, plus the Q4 PIK Interest Payment (as defined in the December 2020 Exchange Agreement) (such transaction, the “December 2020 Exchange”).

The December 2020 Exchange Agreement amended the Facility Agreement Notes to provide that the failure of the Company’s common stock to remain listed on an eligible securities market will not constitute a “Major Transaction” unless such failure occurs after March 31, 2023.

Subject to the satisfaction or waiver of certain conditions specified in the December 2020 Exchange Agreement, including the making of the Debt Payment and the consummation of the exchange, the December 2020 Exchange Agreement amended that certain Facility Agreement dated as of June 2, 2014, as amended (the “Facility Agreement”), by and among the Company and the Facility Agreement Note Holders in order to, among other things, (i) extend the maturity date of the Facility Agreement Notes to March 31, 2023, (ii) provide for cash payments of interest on the Loans (as defined in the Facility Agreement) for the periods following July 1, 2021, and (iii) provide for specified prepayment terms on the Loans.

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

The Exchange Warrants issued pursuant to the December 2020 Exchange Agreement were exercisable for a number of shares of the Company’s common stock equal to 75% of the shares of common stock issuable upon conversion of the Series B-2 Preferred Stock issued in the Exchange (without regard for any beneficial ownership limitations included therein). The Exercise Warrants were subject to substantially the same terms and conditions as the warrants issued to the public in the public offering of the Company’s securities contemplated pursuant to a registration statement on Form S-1, file no. 333-250945 (the “Public Offering”), with an exercise price equal to the exercise price per share of the warrants issued in the Public Offering and provided that the Facility Agreement Note Holders will be limited from exercising such Exchange Warrants if, as a result of such exercise, such holders (together with certain affiliates and “group” members of such holders) would beneficially own more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding.

In anticipation of the Public Offering, and to meet the Nasdaq Listing Requirements, the Company agreed in December 2020 to restructure the December 2019 Notes and the January 2020 Note in the aggregate principal amount of $60.8 million and the Deerfield Note in the principal amount of $7.5 million (collectively the "the Facility Notes"). The total outstanding principal and accrued interest under the Facility Notes was $69.4 million as of December 31, 2020.

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

Following the completion of these transactions, the aggregate balance of principal and accrued interest remaining outstanding under the Facility Notes was approximately $7.6 million. With respect to this remaining outstanding balance under the Facility Notes, the December 2020 Exchange Agreement amended the terms of that debt to provide that:

●	The maturity date was changed to March 31, 2023, and the debt was prepayable upon specified conditions, and

●	Interest would accrue at the rate of 6.75% per annum, payable quarterly, would be added to principal until June 30, 2021, and then be payable in cash thereafter.

The changes to the Facility Notes, under the December 2020 Exchange Agreement, were accounted for as a debt extinguishment as the cash flows immediately after the December 2020 Exchange Agreement were substantially different from the cash flows immediately prior to the December 2020 Exchange Agreement and while the Company was experiencing financial difficulties it was determined that the lender did not grant a concession. As such a loss of extinguishment related to the extinguishment of the old notes was recorded in the unaudited condensed statement of operations for the three months ended March 31, 2021 and additional debt issuance costs related the new notes were capitalized and amortized using the effective interest method through the Payoff of Facility Agreement Notes (discussed below).

The transactions contemplated under the December 2020 Exchange Agreement, including the obligation to pre-pay any portion of the Facility Agreement Notes or to complete the Exchange and the effectiveness of the amendments to the Facility Agreement, the Notes and the IRA, were subject to specified conditions of closing, including certain closing of the Public Offering, the filing of the Restated Series B-2 Certificate of Designation (as defined below) and the approval for listing of the Company’s common stock, including the shares issuable upon conversion of the Series B-2 Preferred Stock and exercise of the Exchange Warrants, on the Nasdaq Capital Market.

As a condition to closing of the December 2020 Exchange Agreement, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock (the “Restated Series B-2 Certificate of Designation”) with the Secretary of State of the State Delaware, setting forth the preferences, rights and limitations of the Series B-2 Preferred Stock.

Each share of Series B-2 Preferred Stock had an aggregate stated value of $1,000 and was convertible into shares of the Company’s common stock at a per share price equal to the price per share to the public of the Company’s common stock in the Public Offering (subject to adjustment to reflect stock splits and similar events).

The Series B-2 Preferred Stock was convertible at any time on or after the PDUFA Date (as defined in the Restated Series B-2 Certificate of Designation) at the option of the holders thereof; provided that the holders thereof will be prohibited from converting shares of Series B-2 Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, such holders (together with certain affiliates and “group” members of such Holders) would beneficially own more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding. The Series B-2 Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up or a change in control of the Company (each, a “Liquidation Event”), the holders of Series B-2 Preferred Stock will receive, prior to any distribution or payment on our common stock, an amount equal to the greater of (i) $1,000 per share (in the case of a change in control, transaction consideration with such value), or (ii) the amount (in the case of a change in control, in the form of the transaction consideration) per share each such holder would have been entitled to receive if every share of Series B-2 Preferred Stock had been converted into common stock immediately prior to such Liquidation Event, in each case, plus any declared but unpaid dividends thereon. With respect to rights upon liquidation, the Series B-2 Preferred Stock ranks senior to the common stock, on parity with any Parity Securities (as defined in the Restated Series B-2 Certificate of Designation) and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that adversely affect the holders of Series B-2 Preferred Stock and other specified matters regarding the rights, preferences and privileges of the Series B-2 Preferred Stock), the Series B-2 Preferred Stock does not have voting rights. The Series B-2 Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B-2 Preferred Stock will participate in any dividends on the Company’s common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Restated Series B-2 Certificate of Designation also provides for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-2 Preferred Stock into common stock in accordance with the Restated Series B-2 Certificate of Designation.

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

The Company determined the payoff letter met the liability derecognition threshold under ASC 405-20, Liabilities - Extinguishment of Liabilities, as the Company repaid the debt (and has been relieved of the related obligation) without entering into new debt with the Facility Agreement Note Holders and there is no other continuing debt with the Facility Agreement Note Holders. The payoff letter resulted in a loss on extinguishment of debt which is recorded on the unaudited condensed statements of operations for the three months ended March 31, 2021.

PPP Loan

On April 23, 2020, the Company received proceeds of $0.8 million from the PPP Loan under the PPP of the CARES Act, a portion of which may be forgiven, which the Company used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first six months of the PPP Loan term. Thereafter, the Company would have been required to pay the lender equal monthly payments of principal and interest. As of March 31, 2021, $0.7 million of the PPP Loan is recorded on the unaudited condensed balance sheets in current portion of loans payable and $0.1 million is recorded in loan payable, less current portion.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The Company applied for forgiveness for all of the PPP Loan in the fourth quarter of 2020 and is still awaiting a decision on forgiveness. The amount of loan proceeds eligible for forgiveness was originally based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount was used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period would have qualified for forgiveness.

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

Based on the changes provided by the Flexibility Act the Company took advantage of (i) the extended covered period for loan forgiveness from eight weeks to 24 weeks, (ii) the lowered requirement that a certain percentage of loan proceeds must be used for payroll costs from 75 percent to 60 percent, (iii) the extended deferral period for payments of principal, interest and fees from six months after loan disbursement to 10 months after the SBA remits the borrower’s loan forgiveness amount to the lender and (iv) any safe harbor provisions as applicable. The Company will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. Based on the changes provided by the Flexibility Act the Company expects that substantially all of the PPP loan will be forgiven, however, the Company cannot provide any assurance that the Company will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

Letters of Credit

As of March 31, 2021, the Company has one irrevocable letter of credit supporting certain finance lease agreements. This letter of credit is guaranteed by a money market account which is reported as restricted cash on the unaudited condensed balance sheets.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of March 31, 2021 and December 31, 2020, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of March 31, 2021, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 1,576 shares were designated as Series B-1 Preferred Stock and 31,480 shares were designated as Series B-2 Preferred Stock. Of the designated preferred stock, 9,577 shares of Series A Preferred Stock, 1,576 shares of Series B-1 Preferred Stock and 31,476.98412 shares of Series B-2 Preferred Stock were issued as of March 31, 2021. As of December 31, 2020, the Company had 10,000,000 shares of authorized preferred stock, of which 9,578 shares were designated as Series A Preferred Stock, 1,576 shares were designated as Series B-1 Preferred Stock and 27,000 shares were designated as Series B-2 Preferred Stock. Of the designated preferred stock, 9,577 shares of Series A Preferred Stock, 1,576 shares of Series B-1 Preferred Stock and no shares of Series B-2 Preferred Stock were issued as of December 31, 2020. As of March 31, 2021 and December 31, 2020, no shares of Series A Preferred Stock, Series B-1 Preferred Stock or Series B-2 Preferred Stock were outstanding.

Series B-2 Preferred Stock

Pursuant to the December 2020 Exchange Agreement, on January 12, 2021, the Company issued to the Facility Note Holders an aggregate of 31,476.98412 shares of its Series B-2 Preferred Stock and warrants exercisable for an aggregate of 3,632,019 shares of the Company’s common stock (the “Exchange Warrants”).

The Series B-2 Preferred Stock was convertible into an aggregate of 4,842,690 shares of the Company’s common stock upon issuance at a conversion price equal to $6.4999. No fractional shares of common stock will be issued in connection with the conversion of the Series B-2 Preferred Stock. Instead, for any such fractional share that would have otherwise been issued upon conversion of a share of Series B-2 Preferred Stock, the Company will round such fraction up to the next whole share.

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

As of March 31, 2021, all shares of Series B-2 Preferred Stock have been converted into 4,842,699 shares of common stock.

F.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of March 31, 2021 and December 31, 2020, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 28,480,156 and 4,537,321 shares of common stock were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, the Company had reserved authorized shares of common stock for future issuance as follows:

	March 31, 2021	December 31, 2020
Conversion of Deerfield Convertible Note	—	81,101
Conversion of January 2020 Note	—	34,615
Conversion of December 2019 Notes	—	625,747
Outstanding awards under equity incentive plans	354,869	355,785
Outstanding common stock warrants	9,544,693	151,442
Possible future issuances under equity incentive plans	229,317	47,825
Total common shares reserved for future issuance	10,128,879	1,296,515

Common Stock Activity

The following table summarizes common stock activity for the three months ended March 31, 2021:

Shares of Common Stock
Balance as of December 31, 2020	4,537,321
Common stock issued as a result of the Public Offering	7,139,498
Common stock issued as a result of Series B-2 Preferred Stock conversions	4,842,699
Common stock issued as a result of warrant exercises	11,951,038
Common stock issued as compensation to third-parties	9,600
Balance as of March 31, 2021	28,480,156

Warrants

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred (Note C). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the Company’s initial public offering (the “IPO”), the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. After giving effect to the Reverse Stock Split effected in December 2020, the exercise price of the Deerfield Warrant became $93.60 and the shares of the Company’s common stock issuable upon exercise of the Deerfield Warrant became 120,192 shares of common stock. As a result of the Warrant Inducement transaction on January 26, 2021 (discussed below) the anti-dilution provisions within the Deerfield Warrant were triggered and the exercise price was reduced from $93.60 per share to $46.25 per share. The Company amortized the debt discount over the term of the Deerfield Convertible Note and the expense was recorded as interest expense related to amortization of debt issuance costs and discount in the unaudited condensed statements of operations. The Deerfield Convertible Note was extinguished in February 2021 and the remaining debt discount was written off and recognized as a loss on extinguishment of debt.

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

In connection with the APADAZ License Agreement, in October 2018, the Company issued to KVK a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.30 per share, which reflected the closing price of the Company’s common stock on the Nasdaq Stock Market on the execution date of the APADAZ License Agreement (the “KVK Warrant”). The KVK Warrant is initially not exercisable for any shares of common stock. Upon the achievement of each of four specified milestones under the KVK Warrant, the KVK Warrant will become exercisable for an additional 125,000 shares, up to an aggregate of 500,000 shares of the Company’s common stock. The exercise price and the number and type of shares underlying the KVK Warrant are subject to adjustment in the event of specified events, including a reclassification of the Company’s common stock, a subdivision or combination of the Company’s common stock, or in the event of specified dividend payments. The KVK Warrant is exercisable until October 24, 2023. Upon exercise, the aggregate exercise price may be paid, at KVK’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise. After giving effect to the Reverse Stock Split effected in December 2020, the exercise price of the KVK Warrant became $36.80 and the shares of common stock issuable upon exercise of the KVK Warrant became 31,250 shares of common stock.

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the APADAZ License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset in the balance sheets. As of March 31, 2021 and December 31, 2020, a contract asset of $0.4 million is recorded in other long-term assets on the balance sheets related to the KVK Warrant.

Pre-Funded Warrants

On January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued pre-funded warrants to purchase 926,844 shares of the Company’s common stock to specified investors in the Public Offering. Each pre-funded warrant had an initial exercise price per share equal to $0.0001. The pre-funded warrants were immediately exercisable. The pre-funded warrants were exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of common stock purchased upon such exercise. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder was able to elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the pre-funded warrants. As of March 31, 2021, all pre-funded warrants have been exercised for 926,841 shares of common stock and gross proceeds of approximately $72.

Warrants to Purchase Common Stock

On January 12, 2021, pursuant to the terms of the Underwriting Agreement and December 2020 Exchange Agreement, the Company issued warrants to purchase 12,078,361 shares of the Company’s common stock (collectively, the “Offering Warrants”) in the Public Offering and in connection with the transactions contemplated under the December 2020 Exchange Agreement. The Offering Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.50 per share. The Offering Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the Offering Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Offering Warrants. A holder (together with its affiliates) may not exercise any portion of the Offering Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the Offering Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the Offering Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the Offering Warrants, including any voting rights, until they exercise their Offering Warrants. The Offering Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the Offering Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the Offering Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Offering Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the warrants have the right to require the Company or a successor entity to redeem the Offering Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the Offering Warrants have the right to require the Company or a successor entity to redeem the Offering Warrants in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. The Offering Warrants meet the equity classification requirements and thus are recorded in additional paid-in capital on the unaudited condensed balance sheets. As of March 31, 2021, 3,157,895 Offering Warrants have been exercised for 2,726,918 shares of common stock and gross proceeds of approximately $14.9 million. These amounts are exclusive of the Offering Warrants exercised as part of the Inducement Transaction discussed below.

Underwriter Warrant

On January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued to the Underwriter a warrant to purchase 806,932 shares of the Company’s common stock (the “Underwriter Warrant”). The Underwriter Warrant is subject to substantially the same terms and conditions as the Warrants, provided that the exercise price for the Underwriter Warrant is $8.125 per share. If the Underwriter exercises any additional portion of its over-allotment option, then the Company shall issue the Underwriter an additional Underwriter Warrant exercisable for a number of shares of common stock equal to 5.0% of the number of shares of common stock issued in such over-allotment exercise (including the shares of common stock issuable upon the exercise of any Warrants issued in connection therewith). In connection with the closing of the Underwriter's partial exercise of its over-allotment option, on February 3, 2021, the Underwriter was issued an additional warrant to purchase 18,702 shares of common stock. As of March 31, 2021, no Underwriter Warrants have been exercised.

Warrant Exercise Inducement Letters and Issuance of Warrants

On January 26, 2021, the Company entered into warrant exercise inducement offer letters (“Inducement Transaction”) with certain holders of warrants issued in the Public Offering discussed above (the "Existing Warrants") (collectively, the “Exercising Holders”) pursuant to which such holders agreed to exercise for cash their Existing Warrants to purchase 6,620,358 shares of the Company’s common stock in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants, except as set forth in the following sentence, to purchase up to 7,944,430 shares of the Company’s common stock, which is equal to 120% of the number of shares of the Company’s common stock issued upon exercise of the Existing Warrants. The purchase price of the Inducement Warrants was $0.125 per share underlying each Inducement Warrant, and the Inducement Warrants have an exercise price of $6.36 per share. The Company received aggregate gross proceeds of approximately $44.0 million from the exercise of the Existing Warrants by the Exercising Holders and the sale of the Inducement Warrants. The Company engaged Roth as its exclusive placement agent in connection with these transactions and paid Roth a fee equal to 6% of gross proceeds from the exercise of the Existing Warrants by the Exercising Holders and the sale of the Inducement Warrants. As a result of this transaction the anti-dilution provisions contained with the Deerfield Warrant were triggered and the exercise price of the Deerfield Warrant was reduced from $93.60 per share to $46.25 per share.

The Inducement Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.36 per share. The Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates) may not exercise any portion of the Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group”  would own more than 4.99% (or, upon election by a holder prior to the issuance of its Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the Inducement Warrants, including any voting rights, until they exercise their Inducement Warrants. The Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the Inducement Warrants will be entitled to receive upon exercise of the Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the Inducement Warrants have the right to require the Company or a successor entity to redeem the Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the Inducement Warrants have the right to require the Company or a successor entity to redeem the Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of March 31, 2021, 1,676,921 Inducement Warrants have been exercised for 1,676,921 shares of common stock and gross proceeds of approximately $10.7 million.

In accordance with the Inducement Transaction we recognized a deemed dividend of $37.4 million which is the difference between the grant date fair value of the Inducement Warrants and the purchase price of the Inducement Warrants. This deemed dividend is added to net loss to arrive at net loss attributable to common stockholders on the unaudited condensed statements of operations.

G.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. The maximum number of shares of common stock that may be issued under the 2014 Plan is 589,659 as of March 31, 2021. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on January 1, 2021, the common stock reserved for issuance under the 2014 Plan automatically increased by 181,492 shares.

During 2020, the Company granted to certain consultants fully vested restricted stock awards (“RSAs”) under the 2014 Plan. The RSAs were granted as compensation in accordance with each consultants consulting agreement for services performed during 2020. For the three months ended March 31, 2020, RSAs were granted for a total of 3,806 shares of common stock. No RSAs were granted during the three months ended March 31, 2021.

No stock options were exercised during the three months ended March 31, 2021 or 2020.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Three months ended March 31,
	2021	2020
Research and development	$296	$246
General and administrative	379	363
Severance expense	—	420
Total stock-based compensation expense	$675	$1,029

There was $0.4 million of stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2021. There was no stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2020.

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

The fair values of the Deerfield Convertible Note, December 2019 Notes and the January 2020 Note were $7.3 million, $56.2 million and $3.1 million, respectively, as of December 31, 2020. The Deerfield Convertible Note, December 2019 Notes and the January 2020 Note were all extinguished in the first quarter of 2021 and therefore had no value as of March 31, 2021. The Deerfield Convertible Note, December 2019 Notes and the January 2020 Note fell within Level 3 of the fair value hierarchy as their value was based on the credit worthiness of the Company, which was an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note, December 2019 Notes and the January 2020 Note as of December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2021 and December 31, 2020 (in thousands):

	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$240	$—	$—	$240
Embedded Warrant Put Option	52	—	—	52
KVK Warrant liability	42	—	42	—
Total liabilities	$334	$—	$42	$292

	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$230	$—	$—	$230
Embedded Warrant Put Option	25	—	—	25
Deerfield Note Conversion Feature	—	—	—	—
KVK Warrant liability	49	—	49	—
Total liabilities	$304	$—	$49	$255

The Company’s Deerfield Warrant liability and embedded Warrant Put Option are, and the embedded Deerfield Note Put Option was, measured at fair value on a recurring basis. As of March 31, 2021, the Deerfield Warrant liability and embedded Warrant Put Option are, and as of December 31, 2020 the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Conversion Feature were, reported on the unaudited condensed balance sheets in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Conversion Feature for all periods presented. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability and embedded Warrant Put Option are, and changes in the fair value of the embedded Deerfield Note Put Option were, reflected in the unaudited condensed statements of operations for the three months ended March 31, 2021 and 2020 as a fair value adjustment related to derivative and warrant liability.

The derivative liability for the Deerfield Warrant was $240,000 and $230,000 at March 31, 2021 and December 31, 2020, respectively. The derivative liability for the embedded Warrant Put Option was $52,000 and $25,000 at March 31, 2021 and December 31, 2020, respectively. The derivative liability for the Deerfield Note Conversion Feature had no value at December 31, 2020. A 10% increase in the enterprise value would result in an increase of $61,000 in the estimated fair value of the Deerfield Warrant liability and an increase of $1,000 in the estimated fair value of the embedded Warrant Put Option liability. In addition, the Company assumed a weighted-average probability of a liquidity event occurring of approximately 14% with an estimated probability-weighted value of approximately $35.3 million and a weighted-average probability of a fundamental change event occurring of approximately 30% with an estimated probability-weighted value of approximately $1.1 billion, respectively, with estimated timing in each scenario of the fourth quarter of 2022.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of March 31, 2021 and December 31, 2020, the KVK Warrant liability is reported on the unaudited condensed balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the unaudited condensed statements of operations for the three months ended March 31, 2021 and 2020 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Balance as of beginning of period	$255	$96
Adjustment to fair value	37	(58)
Balance as of end of period	$292	$38

I.	Net Loss Per Share

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

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three months ended March 31, 2021 and 2020 because the effects of potentially dilutive items were anti-dilutive for the respective periods. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended March 31,
	2021	2020
Conversion of Deerfield Convertible Note	—	77,123
Conversion of January 2020 Note	—	32,917
Conversion of December 2019 Notes*	—	1,246,486
Awards under equity incentive plans	354,869	395,197
Common stock warrants	9,544,693	151,442
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	9,899,562	1,903,165

* Inclusive of 652,437 shares of Common Stock issuable (i) in exchange of the Deerfield Optional Conversion Feature, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Deerfield Optional Conversion Feature.

J.	Severance Expense

In February 2020, the Company eliminated the chief business officer role and Gordon K. Johnson separated from the Company. In connection with his separation, Mr. Johnson was entitled to severance benefits as documented in his Amended and Restated Employment Agreement entered into in June 2015. The severance benefits consisted of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $0.4 million related to the acceleration of vesting on unvested shares subject to certain stock options. These severance benefits are presented as severance expense in the unaudited condensed statements of operations for the three months ended March 31, 2020. As of December 31, 2020, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.1 million. As of and for the three months ended March 31, 2021, there was no accrued severance or severance expense, respectively.

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

The components of lease expense were as follows (in thousands):

	Three months ended March 31,
Lease Cost	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$32	$31
Interest on lease liabilities	4	8
Total finance lease cost	36	39
Operating lease cost	91	89
Short-term lease cost	50	57
Variable lease cost	13	14
Less: sublease income	—	(13)
Total lease costs	$190	$186

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4	$8
Financing cash flows from finance leases	61	58
Operating cash flows from operating leases	114	109
Operating cash flows from short-term leases	50	57
Operating cash flows from variable lease costs	13	14

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	—	20

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	March 31,	December 31,
	2021	2020
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(555)	(523)
Property and equipment, net	$476	$508

Other current liabilities	$119	$172
Other long-term liabilities	14	22
Total finance lease liabilities	$133	$194

Operating Leases
Operating lease right-of-use assets	$1,294	$1,350
Total operating lease right-of-use assets	$1,294	$1,350

Current portion of operating lease liabilities	$336	$327
Operating lease liabilities, less current portion	1,500	1,587
Total operating lease liabilities	$1,836	$1,914

Weighted Average Remaining Lease Term
Finance leases (years)	1	1
Operating leases (years)	5	5

Weighted Average Discount Rate
Finance leases	8.8%	8.5%
Operating leases	7.5%	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2021 (excluding the three months ended March 31, 2021)	$116	$346
2022	18	463
2023	6	472
2024	—	484
2025	—	390
Thereafter	—	30
Total lease payments	140	2,185
Less: future interest expense	(7)	(349)
Lease liabilities	$133	$1,836

L.	Subsequent Events

On April 8, 2021, the Company entered into the KP415 Amendment. Pursuant to the KP415 Amendment, the Company and Commave agreed to modify the compensation terms of the KP415 License Agreement. Pursuant to the KP415 Amendment, Commave paid the Company $10.0 million in connection with the entry into the KP415 Amendment as a result of the regulatory approval of AZSTARYS in the United States which occurred on March 2, 2021. Commave also agreed to pay the Company $10.0 million within thirty calendar days following receipt of the scheduling determination of the compound SDX by the U.S. Drug Enforcement Agency (the "DEA"), which occurred on May 7, 2020. In addition, the KP415 Amendment increased the total remaining future regulatory and sales milestone payments related to AZSTARYS to up to an aggregate of $590.0 million in payments upon the occurrence of specified regulatory milestones related to AZSTARYS and upon the achievement of specified U.S. net sales milestones. Further, Commave agreed to pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions, including with respect to the final approval label, as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term for the applicable product.

On May 7, 2021, the Company announced that SDX was classified as a Schedule IV controlled substance by the DEA. AZSTARYS is classified as a Schedule II controlled substance as it includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively. Per the KP415 Amendment, the Company earned a $10.0 million milestone payment which is payable within 30 days following the scheduling determination of SDX by the DEA.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the progress of, outcome or and timing of any regulatory approval for any of our product candidates and the expected amount or timing of any payment related thereto under any of our collaboration agreements;

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	our ability to raise funds on commercially available reasonable terms, or at all, in order to support our continued operations;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and result of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our products and product candidates;

●	the size and characteristics of the markets that may be addressed by our products and product candidates;

●	our intention to seek to establish, and the potential benefits to us from, any strategic collaborations or partnerships for the development or sale of our products and product candidates;

●	our expectations as to future financial performance, expense levels and liquidity sources;

●	the timing of commercializing our product candidates and partnered assets; and

●	other factors discussed elsewhere in this report.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, and stimulant use disorder, or SUD, and idiopathic hypersomnia, or IH. Our newly approved product, AZSTARYS, formerly referred to as KP415, and KP484, are both based on a prodrug of d-methylphenidate, or d-MPH, but with differing extended-release, or ER, effect profiles, and are intended for the treatment of ADHD. Our lead clinical development product candidate, KP879, is also based on a prodrug of d-MPH and is intended for the treatment of stimulant use disorder, or SUD. Our preclinical prodrug product candidate for the treatment of ideopathic hypersomnia, or IH, is KP1077. We have entered into a collaboration and license agreement with Commave Therapeutics SA (formerly known as Boston Pharmaceuticals S.A.), an affiliate of Gurnet Point Capital, or Commave, for the development, manufacture and commercialization of AZSTARYS, and any other of our product candidates containing serdexmethylphenidate, or SDX, and d-MPH.  In addition, we have entered into a commercial partnership with KVK-Tech, Inc., or KVK, for APADAZ®, an FDA approved immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

We expect that our sources of revenues will be through payments arising from our license agreements with Commave and KVK, our consulting agreement with Corium and through other consulting arrangements and any other future arrangements we might enter into related to one of our other product candidates. To date, we have generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, of which we paid Aquestive $1.0 million as a royalty payment, a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA, of which we paid Aquestive $0.5 million as a royalty payment, a regulatory milestone payment of $10.0 million following the FDA's approval of the AZSTARYS NDA, of which we paid Aquestive $1.0 million, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. In addition, we have generated revenue under the Corium Consulting Agreement and other consulting arrangements for the performance of consulting services as well as reimbursement of out-of-pocket third-party costs associated with those services.

On March 2, 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Corium will lead the commercialization of AZSTARYS per the KP415 License Agreement. Corium expects to make AZSTARYS commercially available in the U.S. as early as the second half of 2021.

On May 7, 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary active pharmaceutical ingredient, or API, in AZSTARYS, was classified as a Schedule IV controlled substance by the U.S. Drug Enforcement Administration, or DEA. AZSTARYS is classified as a Schedule II controlled substance as it includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively. Per the KP415 License Agreement, as amended, we earned a $10.0 million milestone payment which is payable within 30 days following the scheduling determination of SDX by the DEA.

We have had recurring negative cash flows from operations. Our cash flows used in operations for the three months ended March 31, 2021 and 2020 were $2.6 million and $2.0 million, respectively.

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

Recent Financial Developments

In January and February 2021, we undertook a series of transactions to regain our Nasdaq Capital Market listing and improve our balance sheet. These included a reverse stock split, an underwritten public offering, or the Public Offering, a restructuring of  our debt and ultimately a payoff of all remaining debt and a transaction in which we induced the holders of some of the warrants we issued in the public offering to exercise those warrants for cash.

Reverse Stock Split and Nasdaq Relisting

Effective May 21, 2020, our common stock had been delisted from The Nasdaq Capital Market and we began listing on the OTC Markets Venture Market under the symbol “KMPH”. In anticipation of the Public Offering, we determined we would need to regain our Nasdaq listing.

In order to relist our common stock on The Nasdaq Capital Market, our common stock was required to satisfy the initial listing standards of the Nasdaq Capital Market, which included among others, that we have stockholders’ equity of at least $5.0 million, a market value of unrestricted publicly held shares of at least $15.0 million, at least 1.0 million unrestricted publicly held shares, at least 300 unrestricted round lot stockholders, at least three market makers and a bid price of at least $4.00 per share, or, collectively, the Nasdaq Listing Requirements. Accordingly, on December 23, 2020, we effectuated a 1-for-16 reverse stock split of our common stock in order to satisfy the bid price component of the Nasdaq Listing Requirements.

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

Each share of Series B-2 convertible preferred stock issued pursuant to the December 2020 Exchange Agreement has a stated value of $1,000 and is convertible into shares of our common stock at any time, subject to specified limits, at a conversion price of $6.4999. The shares of Series B-2 convertible preferred stock issued under the December 2020 Exchange Agreement are convertible into an aggregate of 4,842,690 shares of our common stock.

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

A selection of our product candidates and approved products are summarized in the table below:

Selected KemPharm Partnered and Other Development Assets

Product Candidate
Parent Drug (Effect Profile)	/ Product	Development	Next
(Indication)	(Status)	Status	Milestone^
Methylphenidate (ER) (ADHD)	AZSTARYS (Partnered)	FDA Approved	Commercial Launch - as early as H2 2021
Methylphenidate (ER) (ADHD)	KP484 (Partnered)	Clinical	Initiation of Pivotal Efficacy Trial - To Be Determined by Partner
Methylphenidate (ER) (SUD)	KP879*	Clinical	Initiation of Clinical Program - 2021
Prodrug (IH)	KP1077	Preclinical	Pre-IND Meeting - Q2 2021
Hydrocodone/APAP (IR) (Pain)	APADAZ (Partnered)	FDA Approved	Tracking Payor Contracts and TRx's
* This product candidate is subject to an right of first negotiation upon completion of a Phase 1 proof-of-concept study in favor of Commave under the terms of the KP415 License Agreement, but is not currently licensed to Commave, thereunder.
^ These anticipated milestones are based on information currently available to us and our current plans and expectations are subject to a number of uncertainties and risks that could significantly affect current plans, including, but not limited to, plans and expectations which are not solely within our control.

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

Pursuant to the KP415 License Agreement, Commave paid us an upfront payment of $10.0 million and agreed to pay up to $63.0 million in milestone payments upon the occurrence of specified regulatory milestones related to AZSTARYS, including FDA approval and specified conditions with respect to the final approval label, and KP484. As a result of the FDA’s approval of the AZSTARYS NDA, we have earned a regulatory milestone payment following FDA approval as provided under the KP415 License Agreement, and we are working with Commave to evaluate the related provisions and amounts. In addition, Commave agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420.0 million in the aggregate, depending, among other things, on timing of approval for AZSTARYS and its final approved label, if any. In May 2020, the FDA accepted our NDA for AZSTARYS. Per the KP415 License Agreement, we received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA. In addition, per the KP415 License Agreement, as amended, we earned a $10.0 million milestone payment upon the scheduling determination of SDX by the DEA on May 7, 2021, which is payable within 30 days. Further, Commave will pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

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

On April 8, 2021, we entered into Amendment No. 1 to the KP415 License Agreement, or the KP415 Amendment. Pursuant to the KP415 Amendment, we agreed to modify the compensation terms of the KP415 License Agreement. Pursuant to the KP415 Amendment, Commave paid us $10.0 million in connection with the entry into the KP415 Amendment as a result of the regulatory approval of AZSTARYS in the United States. Commave also agreed to pay us $10.0 million within thirty calendar days following receipt of the scheduling determination of the compound SDX by the DEA, which occurred on May 7, 2021. SDX is the prodrug component of AZSTARYS. In addition, the KP415 Amendment increases the total remaining future regulatory and sales milestone payments related to AZSTARYS to up to an aggregate of $590.0 million in payments upon the occurrence of specified regulatory milestones related to AZSTARYS and upon the achievement of specified U.S. net sales milestones. Further, Commave agreed to pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions, including with respect to the final approval label, as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

Pursuant to the KP415 Amendment, we also agreed to modify Commave’s right of first refusal such that our product candidate, KP922, is no longer subject to Commave’ right of first refusal to acquire, license or commercialize any Additional Product Candidate. Commave’s right of first refusal shall only apply to any Additional Product Candidate which contains SDX, with such right of first refusal expiring upon the acceptance of an NDA for such Additional Product Candidate containing SDX.

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

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS, KP484 or KP879, and any product candidates containing SDX, including royalty payments on any license of AZSTARYS, KP484 or KP879, the sale of AZSTARYS, KP484 or KP879 to a third party, the commercialization of AZSTARYS, KP484 or KP879 and the portion of any consideration that is attributable to the value of AZSTARYS, KP484 or KP879 and paid to us or our stockholders in a change of control transaction. In connection with the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment we received in the third quarter of 2019, the regulatory milestone payment we received in the second quarter of 2020 and the regulatory milestone payment we received in April 2021.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,		Period-to-
	2021	2020	Period Change
Revenue	$12,117	$2,089	$10,028
Operating expenses:
Royalty and direct contract acquisition costs	1,000	663	337
Research and development	2,265	2,126	139
General and administrative	1,892	2,245	(353)
Severance expense	—	830	(830)
Total operating expenses	5,157	5,864	(707)
Income (loss) from operations	6,960	(3,775)	10,735
Other (expense) income:
Loss on extinguishment of debt	(16,885)	—	(16,885)
Interest expense related to amortization of debt issuance costs and discount	(150)	(571)	421
Interest expense on principal	(199)	(1,260)	1,061
Fair value adjustment related to derivative and warrant liability	(30)	75	(105)
Interest and other income (expense), net	8	(223)	231
Total other expenses	(17,256)	(1,979)	(15,277)
Loss before income taxes	(10,296)	(5,754)	(4,542)
Income tax benefit (expense)	—	—	—
Net loss	$(10,296)	$(5,754)	$(4,542)

Net Loss

Net loss for the three months ended March 31, 2021 was $10.3 million, compared to net loss for the three months ended March 31, 2020 of $5.8 million. The change was primarily attributable to a change in the fair value adjustment related to derivative and warrant liability of $0.1 million and loss on extinguishment of debt of $16.9 million, partially offset by a change in income (loss) from operations of $10.7 million and a decrease in net interest expense and other items of $1.7 million. In accordance with the Inducement Transaction we recognized a deemed dividend of $37.4 million which is the difference between the grant date fair value of the Inducement Warrants and the purchase price of the Inducement Warrants. This deemed dividend is added to net loss to arrive at net loss attributable to common stockholders on the unaudited condensed statements of operations.

Revenue

Revenue for the three months ended March 31, 2021 was $12.1 million, an increase of $10.0 million compared to revenue for the three months ended March 31, 2020 of $2.1 million. The increase was primarily attributable to a regulatory milestone payment on the KP415 License Agreement of $10.0 million that was earned when the FDA approved the NDA for AZSTARYS in March 2021.

Royalty and Direct Contract Acquisition Costs

Royalties and direct contract acquisition costs for the three months ended March 31, 2021 was $1.0 million, an increase of $0.3 million compared to royalty and direct contract acquisition costs for the three months ended March 31, 2020 of $0.7 million. The increase was primarily attributable to a royalty payment of $1.0 million due to Aquestive related to the regulatory milestone payment on the KP415 License Agreement that was earned in the first quarter of 2021. Royalties and direct contract acquisition costs for the three months ended March 31, 2020, consisted of the recognition of previously capitalized direct contract acquisition costs related to entering into the KP415 License Agreement that were recognized pro-rata along with the revenue from the agreement.

Research and Development

Research and development expenses increased by $0.1 million, from $2.1 million for the three months ended March 31, 2020, to $2.3 million for the three months ended March 31, 2021. This increase was primarily attributable to an increase in personnel-related costs.

General and Administrative

General and administrative expenses decreased by $0.4 million, from $2.2 million for the three months ended March 31, 2020, to $1.9 million for the three months ended March 31, 2021. This decrease was primarily attributable to a decrease in professional fees.

Severance Expense

Severance expense of $0.8 million was recognized for the three months ended March 31, 2020 due to the termination of our chief business officer in February 2020. Severance expense was comprised of $0.4 million of personnel and other related charges and $0.4 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination. We had no severance expense for the three months ended March 31, 2021.

Other Expense

Other expenses increased by $15.3 million, from $2.0 million for the three months ended March 31, 2020, to $17.3 million for the three months ended March 31, 2021. This period-to-period increase in expense was primarily attributable to a loss on extinguishment of debt of $16.9 million during the first quarter of 2021 and a change in non-cash fair value adjustment related to derivative and warrant liability of $0.1 million, partially offset by a decrease in net interest expense and other items of $1.7 million.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2021, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements. As of March 31, 2021, we had cash and cash equivalents of $75.9 million and restricted cash of $0.1 million.

In September 2019, we entered into the KP415 License Agreement with Commave and Commave paid us a non-refundable upfront payment of $10.0 million. In May 2020, the FDA accepted the NDA for AZSTARYS. Per the KP415 License Agreement, we received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA. In March 2021, the FDA approved the NDA for AZSTARYS. Per the KP415 Amendment, we earned a regulatory milestone of $10.0 million following the FDA's approval of the AZSTARYS NDA. In addition, per the KP415 License Agreement, as amended, we earned a $10.0 million milestone payment following the scheduling determination of SDX by the DEA on May 7, 2021, which is payable within 30 days.

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

In February 2020, we entered into the 2020 ELOC Agreement, with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $4.0 million of shares of our common stock, from time to time over the 12-month term of the 2020 ELOC Agreement, and upon execution of the 2020 ELOC Agreement we issued an additional 19,289 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the 2020 ELOC Agreement. In May 2020, we reached the maximum allowable shares to be issued under the registration statement on Form S-3 covering the sale from time to time of up to $80.0 million of our common stock, preferred stock, and debt and/or warrants, which was declared effective by the SEC on April 10, 2020, of 579,260 shares and therefore we cannot issue additional shares under the 2020 ELOC Agreement. Through May 2020, we sold 559,971 shares of common stock (exclusive of the 19,289 commitment shares previously issued to Lincoln Park) under the 2020 ELOC Agreement for approximately $2.3 million in gross proceeds.

We have had recurring negative operating cash flows and we anticipate that we will continue to incur minimal positive net cash flows from operations or negative net cash flows from operations for at least the next several years. We expect that our sources of revenue will be through payments arising from our license agreements with Commave and KVK, or through our Corium Consulting Agreement, and other potential consulting arrangements and any other future arrangements related to one of our other product candidates.

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

Convertible Debt

As of March 31, 2021, we had no convertible notes outstanding. During the first quarter of 2021 we repaid in full the convertible notes and terminated the Deerfield Facility Agreement.

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

We also issued to Deerfield the Deerfield Warrant to purchase 14,423,076 shares of our Series D Preferred at an initial exercise price of $0.78 per share, or the Deerfield Warrant. Upon closing of our initial public offering, this warrant converted into a warrant exercisable for 120,192 shares of our common stock at an exercise price of $93.60 per share. Upon the closing of the inducement transaction in January 2021 the exercise price of the Deerfield Warrant was reduced to $46.25 per share.

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

The 2021 Notes were issued pursuant to an indenture, dated as of February 9, 2016, between us and U.S. Bank National Association, as trustee. Interest on the 2021 Notes was payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2016, at a rate of 5.50% per year. The 2021 Notes originally matured on February 1, 2021 unless earlier converted or repurchased.

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

Debt Restructuring

In December 2020, we entered into the December 2020 Exchange Agreement, which was amended on December 24, 2020. Pursuant to the December 2020 Exchange Agreement, (a) we made the Debt Payment as a cash pre-payment of a portion of principal amount of the Senior Secured Notes and the Deerfield Note to the Deerfield Lenders, DSC and Kingdon, or, collectively, the Holders,  in an aggregate amount equal to approximately $30.3 million; and (b) issued 31,476.98412 shares of our Series B-2 Preferred Stock and warrants exercisable for 3,632,019 shares of our common stock, or the Exchange Warrants, in exchange for the cancellation of a portion of the principal amount of the Senior Secured Notes and Deerfield Note owned by the Holders, with such transaction referred to as the Exchange. Immediately following the completion of the Exchange and Debt Payment, the aggregate balance of principal and accrued interest remaining outstanding under the Facility Notes was approximately $7.6 million.

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

The Series B-2 Preferred Stock will be convertible at any time on or after the PDUFA Date (as defined in the Amended and Restated Series B-2 Certificate of Designation) at the option of the holders thereof; provided that the holders thereof will be prohibited from converting shares of Series B-2 Preferred Stock into shares our common stock if, as a result of such conversion, such holders (together with certain affiliates and “group” members of such holders) would beneficially own more than 4.985% of the total number of shares of our common stock then issued and outstanding. The Series B-2 Preferred Stock is not redeemable. In the event of our liquidation, dissolution or winding up or our change in control, the holders of Series B-2 Preferred Stock will receive, prior to any distribution or payment on our common stock, an amount equal to the greater of (i) $1,000 per share (in the case of a change in control, transaction consideration with such value), or (ii) the amount (in the case of a change in control, in the form of the transaction consideration) per share each such holder would have been entitled to receive if every share of Series B-2 Preferred Stock had been converted into common stock immediately prior to such event, in each case, plus any declared but unpaid dividends thereon. With respect to rights upon liquidation, the Series B-2 Preferred Stock ranks senior to our common stock, on parity with any Parity Securities (as defined in the Amended and Restated Series B-2 Certificate of Designation) and junior to any Senior Securities (as defined in the Amended and Restated Series B-2 Certificate of Designation) and existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving our organizational documents that adversely affect the holders of Series B-2 Preferred Stock and other specified matters regarding the rights, preferences and privileges of the Series B-2 Preferred Stock), the Series B-2 Preferred Stock does not have voting rights. The Series B-2 Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends, but provides that holders of Series B-2 Preferred Stock will participate in any dividends on our common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Amended and Restated Series B-2 Certificate of Designation also provides for partial liquidated damages in the event that we fail to timely convert shares of Series B-2 Preferred Stock into common stock in accordance with the Amended and Restated Series B-2 Certificate of Designation.

As of March 31, 2021, all shares of Series B-2 Preferred Stock were converted into common stock.

December 2020 Exchange Agreement Amendment

On January 12, 2021, in connection with the transactions contemplated by the December 2020 Exchange Agreement, we entered into an Amendment to Senior Secured Convertible Notes and Amendment to Warrant, or the January 2021 Amendment, with the Deerfield Holders. The January 2021 Amendment modified certain specified terms of (i) the Facility Notes and (ii) the Deerfield Warrant to, among other things, exclude the transactions contemplated by the December 2020 Exchange Agreement and issuance of securities pursuant to the Underwriting Agreement from the anti-dilution provisions of the Facility Notes and the Deerfield Warrant.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(2,586)	$(2,022)
Net cash used in investing activities	—	(11)
Net cash provided by financing activities	74,290	1,020
Net increase (decrease) in cash, cash equivalents and restricted cash	$71,704	$(1,013)

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities of $2.6 million consisted of a net loss of $10.3 million and $10.2 million in changes in working capital, partially offset by $17.9 million in adjustments for non-cash items. Net loss was primarily attributable to a loss on extinguishment of debt and our spending on research and development programs and operating costs, partially offset by revenue received under the KP415 License Agreement and the Corium Consulting Agreement. The changes in working capital consisted of $1.8 million related to a change in accounts payable and accrued expenses, $8.7 million related to a change in accounts and other receivables and $0.1 million related to operating lease liabilities, partially offset by $0.3 million related to a change in prepaid expenses and other assets and $0.2 million related to a change in  operating lease right-of-use assets and other liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $0.7 million, a loss on extinguishment of debt of $16.9 million, amortization of debt issuance costs and debt discount of $0.2 million, a change in the fair value adjustment related to derivative and warrant liabilities of $0.1 million and $0.2 million related to depreciation, amortization and other items.

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

Investing Activities

For the three months ended March 31, 2021, there was no net cash used in investing activities.

For the three months ended March 31, 2020, net cash used in investing activities was $11,000, which was primarily attributable to purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $74.3 million, which was primarily attributable to net proceeds from sales of our common stock under the Public Offering of $49.3 million, net proceeds from the Inducement Transaction of $41.4 million and net proceeds from the exercise of common stock warrants of $25.6 million, partially offset by repayment of principal on finance lease liabilities of $0.1 million, payment of debt issuance costs of $2.9 million, payment of offering costs of $1.1 million and repayment of principal on convertible notes of $37.9 million.

For the three months ended March 31, 2020, net cash provided by financing activities was $1.0 million, which was primarily attributable to proceeds from sales of our common stock under the Current Purchase Agreement of $1.1 million, partially offset by repayment of principal on finance lease liabilities and payment of debt issuance costs of $0.1 million.

Future Funding Requirements

Based on our current operating forecast, we believe that our existing cash resources will be sufficient to fund our operations for at least twelve months following the date we file this quarterly report. This estimate does not include our projected revenue, a portion of which is based on royalties from commercial sales and upon the achievement of milestones in the KP415 License Agreement and the APADAZ License Agreement. Certain of the milestones are associated with regulatory matters that are outside our control.

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

To date, we have generated revenue from the non-refundable upfront payment, regulatory milestone payments, reimbursements of out-of-pocket third-party research and development costs and consulting services under the KP415 License Agreement, consulting services, and associated out-of-pocket third-party costs, under the Corium Consulting Agreement and consulting services under other consulting arrangements. We expect that our only sources of revenues will be through payments arising from the KP415 License Agreement, the APADAZ License Agreement, the Corium Consulting Agreement, or through other potential consulting arrangements and any other future arrangements related to one of our product candidates. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the KP415 License Agreement to develop, manufacture and commercialize AZSTARYS and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the KP415 License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also expect to continue to incur additional costs associated with operating as a public company. If we are unable to generate revenue in the short term under our license agreements, we will need substantial additional funding in order to continue our operations.

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

Our critical accounting policies have not changed materially from those described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant recurring negative net operating cash flows since inception. For the three months ended March 31, 2021 and 2020, net cash used in operations was $2.6 million and $2.0 million, respectively. We have financed our operations through March 31, 2021 with funds raised in private placements of redeemable convertible preferred stock, in the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements.

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

Based on the changes provided by the Flexibility Act we plan to take advantage of (i) the extended covered period for loan forgiveness from eight weeks to 24 weeks, (ii) the lowered requirement that a certain percentage of loan proceeds must be used for payroll costs from 75 percent to 60 percent, (iii) the extended deferral period for payments of principal, interest and fees from six months after loan disbursement to 10 months after the SBA remits the borrower’s loan forgiveness amount to the lender and (iv) any safe harbor provisions as applicable. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. Based on the changes provided by the Flexibility Act we expect that substantially all of the PPP loan will be forgiven, however, we cannot provide any assurance that we will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. We submitted our application for loan forgiveness of the full amount of the PPP Loan under the applicable SBA guidance and are waiting for a decision on that application.

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

In addition, third-party manufacturing of our products and product candidates and suppliers of the materials used in the production of our product candidates may be impacted by restrictions resulting from the COVID-19 outbreak or other future health epidemics which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials.

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

We commenced active operations in 2006, and our operations to date have been largely focused on raising capital, identifying potential product candidates, broadening our expertise in the development of our prodrugs, undertaking preclinical studies and conducting clinical trials. To date, we have only two products approved by the FDA, AZSTARYS, a once-daily product for the treatment of ADHD in patients age six years and older, and APADAZ for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We have not yet demonstrated an ability to manufacture a prodrug on a commercial scale, or arrange for a third party to do so, or conduct sales and marketing activities necessary for successful commercialization. Further, we cannot guarantee that Commave will be able to successfully commercialize AZSTARYS or any of our other product candidates subject to the KP415 License Agreement, if approved, that KVK will be able to successfully commercialize APADAZ, or that we will ever receive any payments under the KP415 License Agreement or the APADAZ License Agreement from commercial sales of AZSTARYS, APADAZ, or any of our other product candidates, if approved. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We contract with third parties for the manufacture of our partnered products and product candidates that utilize benzhydrocodone and SDX as the API used in our clinical trials and with a sole source supplier for the manufacture of bulk quantities of benzhydrocodone and SDX used in the partnered products and product candidates that utilize these moieties as the API and we expect to continue to do so. This reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of benzhydrocodone and SDX, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We procure the bulk drug substances for AZSTARYS, KP484, APADAZ and KP879 from sole-source, third-party manufacturers and the partnered products and product candidates that utilize these moieties as the API used in our clinical trials from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our product candidates, as well as for commercial manufacture of AZSTARYS, APADAZ, or any of our other product candidates should they receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of benzhydrocodone, SDX, other bulk drug substances or our partnered product or product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

In addition, we have entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that our collaboration with KVK will be successful or that we will ever receive any payments under the APADAZ License Agreement. For instance, if the Initial Adoption Milestone under the APADAZ License Agreement is not achieved, KVK may terminate the APADAZ License Agreement without making any payments to us. Further, even if the Initial Adoption Milestone under the APADAZ License Agreement is achieved, we cannot guarantee that we will receive any additional milestone or royalty payments under the APADAZ License Agreement. Further, under the APADAZ License Agreement, we have limited control over the amount and timing of resources that KVK will dedicate to the commercialization of APADAZ, and we may not always agree with KVK’s commercialization efforts. Our ability to generate revenue under the APADAZ License Agreement will depend on KVK’s ability to successfully perform the functions assigned to it under the APADAZ License Agreement. The commercialization strategy under the APADAZ License Agreement is novel and untested, and, even if successful we expect that the pricing for any sales of APADAZ will be at or near the prices of currently available generic equivalent drugs. As a result, even if KVK does successfully perform its functions under the APADAZ License Agreement, we cannot guarantee that there will be sufficient market demand for APADAZ for us to receive any revenue under the APADAZ License Agreement.

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

We are party to a termination agreement with Aquestive Therapeutics, or Aquestive, that may limit the value of any sale, license or commercialization of AZSTARYS, KP484 or KP879. Under this termination agreement, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS, KP484 or KP879, and any product candidates which contain SDX, including royalty payments on any license of AZSTARYS, KP484 or KP879, the sale of AZSTARYS, KP484 or KP879 to a third party or the commercialization of AZSTARYS, KP484 or KP879. As part of the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the license upfront payment we received in the third quarter of 2019, the regulatory milestone payment we received in the second quarter of 2020 and the regulatory milestone payment we received in April 2021.

We also granted to Commave a right of first refusal to acquire, license or commercialize any Additional Product Candidate which contains SDX and excluding KP922, with such right of first refusal expiring upon the acceptance of a new drug application for such Additional Product Candidate. We also granted Commave a right of first negotiation and a right of first refusal, subject to specified exceptions, for any assignment of our rights under the KP415 License Agreement. We cannot predict if these obligations will limit the value we may receive from any future sale or license of any Additional Product Candidate.

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

Furthermore, recent changes in U.S. patent law under the Leahy-Smith Act allow for post-issuance challenges to U.S. patents, including ex parte re-examinations, inter partes reviews and post-grant reviews. There is significant uncertainty as to how the new laws will be applied. If our U.S. patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably Europe, also have post-grant opposition proceedings or nullify proceedings that can result in changes in scope or cancellation of patent claims.

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

If we decide not to or are unable to establish our own sales, marketing and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. For instance, under the KP415 License Agreement we are entitled to receive quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement, as well as sales milestones based on specified sales targets. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates in the future, or may be unable to do so on terms that are favorable to us. Further, under the APADAZ License Agreement, we and KVK will share the quarterly net profits of APADAZ by KVK in the United States at specified tiered percentages, with the portion we receive ranging from 30% to 50% of net profits. As a result, we will be entitled to a smaller portion of the net profits of any sales of APADAZ in the United States than if we had decided to sell, market and distribute APADAZ ourselves. We likely will have little control over such third parties, including Commave and KVK, and any of them may fail to devote the necessary resources and attention to sell and market AZSTARYS, APADAZ, or any of our other product candidates, if approved, effectively. Further, we may be liable for conduct of third parties, including Commave and KVK, acting on our behalf, including failure to comply with legal requirements applicable to sales and marketing of our product or product candidates, if approved. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing AZSTARYS, APADAZ, or any of our other product candidates, if approved.

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

●

the steps that prescribers and dispensers must take, since AZSTARYS and APADAZ are, and we expect that most of our other product candidates are likely going to be, considered controlled substances, as well as the perceived risks based upon their controlled substance status;

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

There can be no assurance that AZSTARYS, APADAZ, or any of our other product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect the ability to sell AZSTARYS under the KP415 License Agreement, APADAZ under the APADAZ License Agreement, or our ability to sell any of any of our other product candidates profitably if they are approved for sale.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of AZSTARYS, APADAZ or any of our other product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as AZSTARYS, APADAZ and any of our other product candidates that may be approved in the future, are commercialized. This includes the risk that our products may be misused. For example, AZSTARYS and APADAZ do, and we anticipate that any of our other product candidates we may choose to develop in the future, if approved, may carry a boxed warning regarding lethality if our oral tablets or capsules are prepared for injection and hepatotoxicity, as is commonly done by abusers of opioids. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities on behalf of ourselves. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for AZSTARYS, APADAZ and any of our other product candidates that we may develop;

●	injury to our reputation and significant negative media attention;

●	termination of clinical trial sites or entire trial programs;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	significant costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards paid to trial participants or patients;

●	product recalls, withdrawals or labeling revisions and marketing or promotional restrictions;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to successfully commercialize AZSTARYS, APADAZ, or any of our other product candidates that might be approved in the future.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

Failure to obtain marketing approval in international jurisdictions would prevent AZSTARYS, APADAZ and any of our other product candidates from being marketed abroad.

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

A variety of risks associated with marketing AZSTARYS, APADAZ and any of our other product candidates internationally, if approved, could affect our business.

We may seek regulatory approval for AZSTARYS, APADAZ and any of our other product candidates, if approved, outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

AZSTARYS is, APADAZ is, and any of our other product candidates for which we obtain marketing approval could be, subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we or our collaborators fail to comply with regulatory requirements or if we or our collaborators experience unanticipated problems with AZSTARYS, APADAZ or any of our other product candidates when and if any of them are approved.

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

AZSTARYS and APADAZ are, and if marketing approval of any of our other product candidates is granted may be, subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. For example, in September 2018, the FDA approved the Opioid Analgesic REMS for ER/LA and IR opioids as one strategy among multiple national and state efforts to reduce the risk of abuse, misuse, addiction, overdose, and deaths due to prescription opioid analgesics. APADAZ is subject to this REMS, and we anticipate that any of our other opioid product candidates that we may choose to develop in the future, if approved by the FDA, are likely to also be subject to a REMS requirement.

AZSTARYS and APADAZ do, and if any of our other product candidates receive marketing approval they may, have a label that limits their approved uses, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, which could limit sales of the product. For instance, we expect that at least some of our product candidates would likely be required to carry boxed warnings, including warnings regarding tampering, lethality if our oral tablets or capsules are prepared for injection and hepatotoxicity.

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

In addition, later discovery of previously unknown adverse events or other problems with our prodrug products, including those related to manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have negative consequences, including:

●	adverse inspectional findings;

●	restrictions on such prodrug products, distribution, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a drug;

●	additional warnings or other restrictions on the product’s indicated use, label or marketing;

●	issuance of safety alerts, dear-healthcare-provider letters, press releases or other communications containing warnings regarding the product;

●	requirement to establish or modify a REMS;

●	requirement to conduct post-marketing studies or surveillance;

●	restrictions on drug distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters;

●	recall or withdrawal of the prodrug products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit and other delays;

●	clinical holds, or the suspension or termination of ongoing clinical trials;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of marketing approvals or other permits or voluntary suspension of marketing;

●	refusal to permit the import or export of our prodrug products;

●	reputational harm;

●	refusal of government contracts or future orders under existing contracts, exclusion from participation in federal health care programs, and corporate integrity agreements;

●	product seizure or detention; or

●	injunctions or the imposition of civil or criminal penalties, including False Claims Act liability.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of our product candidates and increase the cost to commercialize AZSTARYS, APADAZ and any of our product candidates that may be approved in the future and affect the prices thereof.

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

Regulation of data (including personal data) is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. We and our collaborators may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and security, including, without limitation, personal data such as health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. Moreover, we are subject to the terms of our privacy and security policies, representations, certifications, standards, publications, contracts and other obligations to third parties related to data privacy, security and processing. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our partners’ ability to offer our products or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators.

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

The CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA requires covered entities to provide new disclosures to California residents. The CCPA provides for civil penalties for violations, as well as a private right of action and statutory damages for data breaches that is expected to increase class action data breach litigation. Although there are limited exemptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. The CCPA may increase our compliance costs and potential liability. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or the CPRA, becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action and establish a new California Privacy Protection Agency to implement and enforce the new law. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

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

European data protection laws prohibit the transfer, without an appropriate legal basis, of personal data to countries outside of Europe, such as to the United States, which are not considered by the relevant authorities to provide an adequate level of data protection. A decision by the Court of Justice of the European Union, or the Schrems II ruling, invalidated the EU-U.S. Privacy Shield Framework, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal data from the United Kingdom to the United States. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on entities that rely on the SCCs. Given that, at present, there are few, if any, alternatives to the EU-U.S. Privacy Shield and the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection laws, which may increase our exposure to such laws’ sanctions for violations of its cross-border transfer restrictions and may prohibit our transfer of European personal data outside of Europe, and may adversely impact our operations, product development and ability to provide our products.  Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $176.00 per share (adjusted to give effect to the 1-for-16 reverse stock split), our stock price has ranged from a low of $1.94 to a high of $418.40 through May 9, 2021. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

The Deerfield Warrant (as defined below) includes an exercise price protection provision, pursuant to which the exercise price of the Deerfield Warrant will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of (i) $46.25 per share, which represents the Deerfield Warrant’s exercise price, or (ii) the closing sale price of our common stock on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, if we effect an “at the market offering”, as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $46.25 per share, provided that this anti-dilution adjustment will not apply to certain specified sales. For example, in January 2021, we entered into the Inducement Letters with certain holders of the Existing Warrants, pursuant to which such holders exercised for cash their Existing Warrants to purchase 6,620,358 shares of our common stock in exchange for the Inducement Warrants on substantially the same terms as the Existing Warrants, except as set forth in the following sentence, to purchase up to 7,944,430 shares of our common stock, which was equal to 120% of the number of shares of our common stock issued upon exercise of the Existing Warrants. The purchase price of the Inducement Warrants was $0.125 per share underlying each Inducement Warrant, and the Inducement Warrants had an exercise price of $6.36 per share. The completion of this transaction resulted in the exercise price of the Deerfield Warrant being adjusted downward to $46.25 per share from its pre-transaction exercise price of $93.60 per share.

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

Also in January 2021, we entered into the Inducement Letters with certain holders of the Existing Warrants, pursuant to which such holders exercised for cash their Existing Warrants to purchase 6,620,358 shares of our common stock in exchange for the Inducement Warrants on substantially the same terms as the Existing Warrants, except as set forth in the following sentence, to purchase up to 7,944,430 shares of our common stock, which was equal to 120% of the number of shares of our common stock issued upon exercise of the Existing Warrants. The purchase price of the Inducement Warrants was $0.125 per share underlying each Inducement Warrant, and the Inducement Warrants have an exercise price of $6.36 per share.

If the holders of any of these warrants elect to exercise such warrants and receive shares of common stock, your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

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

The accounting method for the Deerfield Warrant and the warrant we issued to KVK under the APADAZ License Agreement could have a material effect on our reported financial results.

The Deerfield Warrant and the warrant we issued to KVK under the APADAZ License Agreement contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations.

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

We filed several registration statements covering the resale of the shares of our common stock issued or issuable upon the exercise of various warrants. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

In addition, on and effective July 15, 2020, we amended and restated our bylaws, or the Bylaws, pursuant to which: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (A) any derivative action or proceeding brought on behalf of us; (B) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees, to us or our stockholders; (C) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL our certificate of incorporation or our Bylaws (as each may be amended from time to time); (D) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our Bylaws (including any right, obligation, or remedy thereunder); (E) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (F) any action or proceeding asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, provided that this provision shall not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; (ii) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; and (iii) any person or entity holding, owning or otherwise acquiring any interest in any security of us shall be deemed to have notice of and consented to the provisions of the Bylaws.

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

As of March 31, 2021, we had federal net operating loss carryforwards of approximately $226.0 million, due to prior period losses, $138.1 million of which, if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We have performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting on an annual basis. This requires that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

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

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

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

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.1.2	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2021).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 17, 2020).
4.1	Reference is made to Exhibit 3.1, Exhibit 3.1.1, Exhibit 3.1.2 and Exhibit 3.2 hereof.
4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1 (File No. 333-250945), as amended and filed with the SEC on December 21, 2020).
4.3	Form of Series B Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 (File No. 333-250945), as amended and filed with the SEC on December 21, 2020).
4.4	Form of Common Stock Purchase Warrant and schedule of holders (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2021).
4.5	Series A Common Stock Purchase Warrant for Underwriter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2021).
4.6	Form of Inducement Warrant (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 26, 2021).
10.1	Payoff letter, dated as of February 8, 2021, by and among the Company and the lenders named therein (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 9, 2021).
10.2	Amendment to Senior Secured Convertible Notes and Amendment to Warrant, dated as of January 12, 2021, by and among the Company, Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P.(incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2021).
10.3#	Sixth Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
10.4	Form of Inducement Letter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 26, 2021).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Unaudited Condensed Statements of Changes in Stockholders' Deficit, (iv) Unaudited Condensed Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: May 13, 2021	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)