Form 10-Q
period 2021-06-30
KEMPHARM, INC
filed 2021-08-13
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Total shares of common stock outstanding as of August 12, 2021: [35,153,749]

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,295	$4,213
Accounts and other receivables	1,888	2,579
Prepaid expenses and other current assets	1,998	1,481
Restricted cash	—	109
Total current assets	136,181	8,382
Property and equipment, net	992	1,039
Operating lease right-of-use assets	1,187	1,350
Other long-term assets	437	438
Total assets	$138,797	$11,209

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,973	$6,647
Current portion of operating lease liabilities	342	327
Current portion of loans payable	—	390
Other current liabilities	2,644	172
Total current liabilities	5,959	7,536
Convertible notes, less current portion, net	—	67,658
Derivative and warrant liability	728	304
Operating lease liabilities, less current portion	1,413	1,587
Loans payable	—	391
Other long-term liabilities	34	145
Total liabilities	8,134	77,621

Commitments and contingencies (Note D)

Stockholders’ equity (deficit):
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 (unaudited); 9,961,846 shares authorized, no shares issued or outstanding as of December 31, 2020	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 34,977,923 shares issued and outstanding as of June 30, 2021 (unaudited); 4,537,321 shares issued and outstanding as of December 31, 2020	3	0
Additional paid-in capital	393,227	192,062
Accumulated deficit	(262,567)	(258,474)
Total stockholders' equity (deficit)	130,663	(66,412)
Total liabilities and stockholders' equity (deficit)	$138,797	$11,209

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$11,986	$6,908	$24,103	$8,997
Operating expenses:
Royalty and direct contract acquisition costs	1,000	642	2,000	1,305
Research and development	2,848	1,954	5,113	4,080
General and administrative	2,305	1,719	4,197	3,964
Severance expense	—	—	—	830
Total operating expenses	6,153	4,315	11,310	10,179
Income (loss) from operations	5,833	2,593	12,793	(1,182)
Other income (expense):
Gain (loss) on extinguishment of debt	789	—	(16,096)	—
Interest expense related to amortization of debt issuance costs and discount	—	(574)	(150)	(1,145)
Interest expense on principal	(16)	(1,197)	(215)	(2,457)
Fair value adjustment related to derivative and warrant liability	(394)	(3)	(424)	72
Interest and other (expense) income, net	(9)	40	(1)	(183)
Total other income (expense)	370	(1,734)	(16,886)	(3,713)
Income (loss) before income taxes	6,203	859	(4,093)	(4,895)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$6,203	$859	$(4,093)	$(4,895)
Deemed dividend	(16,898)	—	(54,342)	—
Net (loss) income attributable to common stockholders	$(10,695)	$859	$(58,435)	$(4,895)

Basic net income (loss) per share of common stock:
Net income (loss)	$0.18	$0.21	$(0.17)	$(1.41)
Net (loss) income attributable to common stockholders	$(0.40)	$0.21	$(2.42)	$(1.41)

Diluted net income (loss) per share of common stock:
Net (loss) income attributable to common stockholders	$(0.40)	$0.21	$(2.42)	$(1.43)

Weighted average number of shares of common stock outstanding:
Basic	29,174,565	3,947,656	24,187,484	3,476,107
Diluted	29,174,565	3,947,728	24,187,484	3,476,107

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2					Total
	Convertible	Convertible	Convertible	Undesignated		Additional		Stockholders'
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Equity
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	$—	$—	$—	$—	$—	$192,062	$(258,474)	$(66,412)
Net loss	—	—	—	—	—	—	(10,296)	(10,296)
Stock-based compensation expense	—	—	—	—	—	675	—	675
Issuance of common stock in connection with Public Offering, net of discounts and commissions	—	—	—	—	1	49,284	—	49,285
Issuance of common stock in connection with the exercise of warrants in the January 2021 Inducement Transaction, net of discounts and commissions	—	—	—	—	1	40,390	—	40,391
Issuance of common stock in connection with the exercise of common stock warrants	—	—	—	—	—	25,593	—	25,593
Fair value of warrants issued in connection with the Exchange Agreement	—	—	—	—	—	15,990	—	15,990
Fair value of Series B-2 Preferred Stock issued in accordance with the Exchange Agreement	—	—	29,056	—	—	—	—	29,056
Issuance of common stock as a result of Series B-2 Preferred Stock conversion	—	—	(29,056)	—	1	29,055	—	—
Fair value of warrants issued in connection with the January 2021 Inducement Transaction	—	—	—	—	—	38,437	—	38,437
Deemed dividend related the January 2021 Inducement Transaction	—	—	—	—	—	(37,444)	—	(37,444)
Offering expenses charged to equity	—	—	—	—	—	(1,106)	—	(1,106)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	82	—	82
Balance as of March 31, 2021	—	—	—	—	3	353,018	(268,770)	84,251
Net income	—	—	—	—	—	—	6,203	6,203
Stock-based compensation expense	—	—	—	—	—	318	—	318
Issuance of common stock in connection with the exercise of warrants in the June 2021 Inducement Transaction, net of discounts and commissions	—	—	—	—	—	35,455	—	35,455
Issuance of common stock in connection with the exercise of common stock warrants	—	—	—	—	—	4,191	—	4,191
Fair value of warrants issued in connection with the June 2021 Inducement Transaction	—	—	—	—	—	17,089		17,089
Deemed dividend related the June 2021 Inducement Transaction	—	—	—	—	—	(16,898)		(16,898)
Offering expenses charged to equity	—	—	—	—	—	(18)	—	(18)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	72	—	72
Balance as of June 30, 2021	$—	$—	$—	$—	$3	$393,227	$(262,567)	$130,663

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT, CONTINUED

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2020	$—	$—	$—	$—	$—	$171,258	$(245,714)	$(74,456)
Net loss	—	—	—	—	—	—	(5,754)	(5,754)
Stock-based compensation expense	—	—	—	—	—	1,029	—	1,029
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,112	—	1,112
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	—	9,600	—	9,600
Recognition of deferred offering costs in connection with equity line of credit	—	—	—	—	—	121	—	121
Offering expenses charged to equity	—	—	—	—	—	(327)	—	(327)
Balance as of March 31, 2020	—	—	—	—	—	182,793	(251,468)	(68,675)
Net income	—	—	—	—	—	—	859	859
Stock-based compensation expense	—	—	—	—	—	620	—	620
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,191	—	1,191
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	—	3,150	—	3,150
Offering expenses charged to equity	—	—	—	—	—	(92)	—	(92)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	84	—	84
Balance as of June 30, 2020	$—	$—	$—	$—	$—	$187,746	$(250,609)	$(62,863)

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,093)	$(4,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	16,096	—
Stock-based compensation expense	993	1,649
Non-cash interest expense	8	2,427
Amortization of debt issuance costs and debt discount	150	1,145
Depreciation and amortization expense	128	140
Fair value adjustment related to derivative and warrant liability	424	(72)
Change in estimated deferred offering costs	—	130
Loss on sublease and disposal of property and equipment	76	251
Consulting fees paid in common stock	154	84
Change in assets and liabilities:
Accounts and other receivables	691	(228)
Prepaid expenses and other assets	(1,330)	520
Operating lease right-of-use assets	87	74
Accounts payable and accrued expenses	(1,702)	(945)
Operating lease liabilities	(159)	(121)
Other liabilities	2,494	12
Net cash provided by operating activities	14,017	171

Cash flows from investing activities:
Purchases of property and equipment	(81)	(7)
Net cash used in investing activities	(81)	(7)

Cash flows from financing activities:
Proceeds from Public Offering, net of discounts and commissions	49,285	—
Proceeds from January 2021 Inducement Transaction, net of discounts and commissions	41,384	—
Proceeds from June 2021 Inducement Transaction, net of discounts and commissions	35,646
Proceeds from equity line of credit	—	2,303
Proceeds from Payment Protection Program loan	—	781
Payment of offering costs	(1,124)	(97)
Repayment of principal on finance lease liabilities	(133)	(117)
Payment of debt issuance costs	(2,881)	(34)
Repayment of principal on convertible notes	(37,924)	—
Net proceeds from exercise of common stock warrants	29,784	—
Net cash provided by financing activities	114,037	2,836
Net increase in cash, cash equivalents and restricted cash	127,973	3,000
Cash, cash equivalents and restricted cash, beginning of period	4,322	3,555
Cash, cash equivalents and restricted cash, end of period	$132,295	$6,555

Supplemental cash flow information:
Cash paid for interest	$207	$65
Facility Notes principal converted to Series B-2 Preferred Stock	31,477	—
2019 Notes principal converted to common stock	—	12,750
Commitment shares issued in connection with equity line of credit included in deferred offering costs	—	121
Amounts due for property and equipment included in accounts payable and accrued expenses	22	4
Amounts due for deferred offering costs included in accounts payable and accrued expenses	107	—
Fair value of warrants issued to underwriters in connection with Public Offering	3,485	—

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that  may be expected for the full year ending  December 31, 2021.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended  December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on  March 12, 2021.

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

In accordance with the terms of the Company’s March 20, 2012 Termination Agreement with Aquestive Therapeutics (formerly known as MonoSol Rx, LLC), Aquestive Therapeutics has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to AZSTARYS, KP484, KP879 or KP1077 under the KP415 License Agreement.

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

The consideration allocated to the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, was the fair value of the Development Costs (as defined in the KP415 License Agreement), which reflects the standalone selling price. The Company utilized a blended approach which took into consideration the adjusted market assessment approach and the expected cost plus a margin approach to determine this standalone selling price. This blended approach utilized the adjusted market approach and expected cost plus margin approach to value the performance of consulting services which included analyzing hourly rates of vendors in the a market who perform similar services to those of the Company to develop a range and then analyzing the average cost per hour of our internal resources and applying a margin which placed the value in the median of the previously identified range. For the reimbursement of out-of-pocket third-party research and development costs the Company utilized the expected cost plus a margin approach, which included estimating the actual out-of-pocket cost the Company expects to pay to third-parties for research and development costs and applying a margin, if necessary. The Company determined that no margin was necessary of these out-of-pocket third-party research and development costs as these are purely pass-through costs and the margin for managing these third-party activities is included within the value of the performance of consulting services. The Company determined that the performance of consulting services, including reimbursement of out-of-pocket third-party research and development costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable out-of-pocket third-party research and development costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As discussed above, the combination of the standalone selling price of these consulting services and certain out-of-pocket third-party research and development costs for AZSTARYS was the fair value of the Development Costs at inception. These Development Costs effectively created a cap on certain consulting services and out-of-pocket third-party research and development costs identified in the initial product development plan for AZSTARYS which was anticipated at the inception date of the KP415 License Agreement. As of June 30, 2021, the Company has recognized all of the consulting services and out-of-pocket third-party research and development costs under this cap.

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

On April 8, 2021, the Company entered into Amendment No. 1 to the KP415 Amendment (the "KP415 Amendment"). Pursuant to the KP415 Amendment, the Company and Commave agreed to modify the compensation terms of the KP415 License Agreement. Pursuant to the KP415 Amendment, Commave paid the Company $10.0 million in connection with the entry into the KP415 Amendment as a result of the regulatory approval of AZSTARYS in the United States which occurred on March 2, 2021. Commave also paid the Company $10.0 million following the receipt of the scheduling determination of the compound SDX by the U.S. Drug Enforcement Agency (the "DEA"), which occurred on May 7, 2020. SDX is the prodrug component of AZSTARYS. In addition, the KP415 Amendment increases the total remaining future regulatory and sales milestone payments related to AZSTARYS to up to an aggregate of $590.0 million in payments upon the occurrence of specified regulatory milestones related to AZSTARYS and upon the achievement of specified U.S. net sales milestones. Further, Commave agreed to pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions, including with respect to the final approval label, as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term for the applicable product.

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

Per the KP415 Amendment, the Company earned a regulatory milestone payment of $10.0 million following the FDA’s approval of the AZSTARYS NDA, in March 2021, as well as $10.0 million following the DEA's scheduling of SDX in May 2021. Since the FDA approved the NDA for AZSTARYS and the DEA scheduled SDX the constraints were removed and revenue recognized. The associated revenue was allocated among the two performance obligations identified at contract inception. Since both performance obligations were satisfied as of the end of the first quarter of 2021 the full $10.0 million for each milestone was recognized as revenue during the first quarter and second quarter of 2021, respectively. In accordance with ASC 340-40, Contracts with Customers, the Company recognized $1.0 million of royalty costs due to payment to Aquestive related to the regulatory milestones earned and recorded it in the item titled royalty and direct contract acquisition costs in the unaudited condensed statements of operations for first and second quarter of 2021, respectively.

For the three months ended June 30, 2021 and 2020, the Company recognized revenue under the KP415 License Agreement of $10.0 million and $5.6 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized revenue under the KP415 License Agreement of $20.0 million and $7.3 million, respectively. There was no deferred revenue related to this agreement as of June 30, 2021 or December 31, 2020.

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

The Company determined that the performance of consulting services, including reimbursement of third-party pass-through costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable third-party pass-through costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As of June 30, 2021, the Company has recognized approximately 60% of the consulting services and third-party pass-through costs under the Corium Consulting Agreement.

For the three and six months ended  June 30, 2021, the Company recognized revenue under the Corium Consulting Agreement of $1.6 million and $3.2 million, respectively. There was no revenue recognized for the three or six months ended June 30, 2020 related to the Corium Consulting Agreement. As of June 30, 2021, the Company had deferred revenue related to this agreement of $0.2 million. As of December 31, 2020, the Company had deferred revenue related to this agreement or $0.1 million.

Other Consulting Arrangements

For the three months ended June 30, 2021 and 2020, the Company recognized revenue under other consulting arrangements of $0.3 million and $1.3 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized revenue under other consulting arrangements of $0.8 million and $1.7 million, respectively. There was no deferred revenue from other consulting arrangements as of June 30, 2021 or December 31, 2020.

Accounts and Other Receivables

Accounts and other receivables consists of receivables under the KP415 License Agreement and Corium Consulting Agreement, as well as receivables related to other consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the KP415 License Agreement and Corium Consulting Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and performance of consulting services. These receivables, as well as the receivables related to other consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of June 30, 2021, the Company had receivables related to the Corium Consulting Agreement in the amount of $1.1 million and other consulting arrangements in the amount of and $0.6 million . As of December 31, 2020, the Company had receivables related to the Corium Consulting Agreement of $2.1 million, other consulting arrangements of $0.4 million and no receivables related to the KP415 License Agreement. As of June 30, 2021 and December 31, 2020, no reserve or allowance for doubtful accounts has been established.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the FASB Emerging Issues Task Force (“ASU 2021-04”), which aims to clarify and reduce diversity in issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This update applies to all entities that issue freestanding written call options that are classified in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact the adoption of ASU 2021-04 could have on the Company’s financial statements and disclosures.

C.	Debt Obligations

As of June 30, 2021, the Company had no convertible notes outstanding. As of December 31, 2020, the Company had convertible notes outstanding in the aggregate principal amount of $68.2 million.

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

The Deerfield Convertible Note originally bore interest at 9.75% per annum, but was subsequently reduced to 6.75%. Interest accrued on the outstanding balance under the Deerfield Convertible Note was due quarterly in arrears. The Company originally had to repay one-third of the outstanding principal amount of the Deerfield Convertible Note on the fourth and fifth anniversaries of the Deerfield Facility Agreement ( June 2018 and June 2019). In June 2018, Deerfield agreed to convert the $3,333,333 of the principal amount then due, plus $168,288 of accrued interest, into 37,410 shares of our common stock (as discussed below in the section entitled “Facility Agreement Waiver and Fifth Amendment to Senior Secured Convertible Note”). In September 2019, the Company entered into an amendment with Deerfield in order to (i) reduce the interest rate applicable under the Deerfield Facility Agreement from 9.75% to 6.75%, (ii) provide for “payment in kind” of interest on the Loans (as defined in the Deerfield Facility Agreement), and (iii) defer the Loan payments due pursuant to the Deerfield Facility Agreement until June 1, 2020 (as discussed below in the section entitled “2021 Note Exchange Effected in September 2019”). In December 2019, the Company entered into another amendment with Deerfield in order to (i) defer the Loan payments due pursuant to the Deerfield Facility Agreement until March 31, 2021 and (ii) allow for the entries of additional debt and debt holders under the Deerfield Facility Agreement (as discussed below in the section entitled “2021 Note Exchange Effected in December 2019”). The Company was also obligated to repay principal of the Deerfield Convertible Note in the amount of $6,980,824 plus any capitalized interest to date on March 31, 2021. Prepayment of the outstanding balance was not allowed without written consent of Deerfield.

Pursuant to the Deerfield Facility Agreement, the Company issued to Deerfield a warrant to purchase 14,423,076 shares of Series D Preferred at an initial exercise price of $0.78 per share, which is exercisable until  June 2, 2024 (the “Deerfield Warrant”). Upon completion of the Company’s initial public offering, the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. After giving effect to the Reverse Stock Split effected in December 2020, the shares issuable upon conversion of the warrant became 120,192 shares of common stock, and the exercise price of the Deerfield Warrant became $93.60 per share, which in January 2021 and June 2021 was further adjusted to $46.25 and $38.34 per share, respectively, in connection with the Company entering into the January 2021 and June 2021 Inducement Transactions (as defined in Note F) each of which triggered the anti-dilution provisions of the Deerfield Warrant. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the net loss per share calculation (Note I). If a Major Transaction occurs (as defined in the Deerfield Facility Agreement) Deerfield  may require the Company to redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of the portion of the Deerfield Warrant to be redeemed (the “Warrant Put Option”).

The Company recorded the fair value of the shares of Series D Preferred to debt issuance costs on the date of issuance. The Company also recorded the fair value of the Deerfield Warrant and the embedded Warrant Put Option to debt discount on the date of issuance. The debt issuance costs and debt discount were amortized over the term of the related debt and the expense was recorded as interest expense related to amortization of debt issuance costs and discount in the unaudited condensed statements of operations. In the first quarter of 2021, the debt was extinguished, through a series of debt payments and a conversion of debt principal and interest to Series B-2 Preferred Stock, as a result of the debt extinguishment the associated discount and debt issuance costs were written off and recorded as a loss on extinguishment.

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

As of June 30, 2021, the Deerfield Lenders have converted $17.1 million of principal under the December 2019 Notes into all 1,777,437 shares of common stock available under the Deerfield Optional Conversion Feature.

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

The changes to the Facility Notes, under the December 2020 Exchange Agreement, were accounted for as a debt extinguishment as the cash flows immediately after the December 2020 Exchange Agreement were substantially different from the cash flows immediately prior to the December 2020 Exchange Agreement and while the Company was experiencing financial difficulties it was determined that the lender did not grant a concession. As such a loss of extinguishment related to the extinguishment of the old notes was recorded in the unaudited condensed statement of operations for the six months ended June 30, 2021 and additional debt issuance costs related the new notes were capitalized and amortized using the effective interest method through the Payoff of Facility Agreement Notes (discussed below).

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

The Company determined the payoff letter met the liability derecognition threshold under ASC 405-20, Liabilities - Extinguishment of Liabilities, as the Company repaid the debt (and has been relieved of the related obligation) without entering into new debt with the Facility Agreement Note Holders and there is no other continuing debt with the Facility Agreement Note Holders. The payoff letter resulted in a loss on extinguishment of debt which is recorded on the unaudited condensed statements of operations for the six months ended June 30, 2021.

PPP Loan

On April 23, 2020, the Company received proceeds of $0.8 million from the PPP Loan under the PPP of the CARES Act, a portion of which may be forgiven, which the Company used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matured on April 23, 2022 and bore annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were originally deferred for the first two months of the PPP Loan term. The PPP Flexibility Act of 2020, which was signed in June 2020, extend that deferral to the first six months of the PPP loan term. Thereafter, the Company would have been required to pay the lender equal monthly payments of principal and interest. In June 2021, the Company received notice from the U.S. Small Business Administration that the principal and interest due under its PPP Loan had been forgiven in full. This gain on extinguishment is shown within other income (expense) on the condensed statements of operations for the three and six months ended June 30, 2021.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of  June 30, 2021 and December 31, 2020, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of June 30, 2021, the Company had 10,000,000 shares of authorized, unallocated and unissued preferred stock.

As of December 31, 2020, the Company had 10,000,000 shares of authorized preferred stock. The following shares of preferred stock were designated, issued and outstanding as of December 31, 2020:

	Shares Authorized	Shares Issued	Shares Outstanding
Series A convertible preferred stock, $0.0001 par value	9,578	9,577	—
Series B-1 convertible preferred stock, $0.0001 par value	1,576	1,576	—
Series B-2 convertible preferred stock, $0.0001 par value	27,000	—	—

In June 2021, the Company filed with the Secretary of State of the State of Delaware: (i) a Certificate of Elimination of Series A Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 9,578 shares designated as Series A Convertible Preferred Stock; (ii) a Certificate of Elimination of Series B-1 Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 1,576 shares designated as Series B-1 Convertible Preferred Stock; and (iii) a Certificate of Elimination of Series B-2 Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 31,480 shares designated as Series B-2 Convertible Preferred Stock. As of June 30, 2021, no shares of preferred stock were designated, issued or outstanding.

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

As of June 30, 2021, all shares of Series B-2 Preferred Stock have been converted into 4,842,699 shares of common stock.

F.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of  June 30, 2021 and December 31, 2020, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 34,977,923 and 4,537,321 shares of common stock were issued and outstanding as of  June 30, 2021 and December 31, 2020, respectively.

As of  June 30, 2021 and December 31, 2020, the Company had reserved authorized shares of common stock for future issuance as follows:

	June 30, 2021	December 31, 2020
Conversion of Deerfield Convertible Note	—	81,101
Conversion of January 2020 Note	—	34,615
Conversion of December 2019 Notes	—	625,747
Outstanding awards under equity incentive plans	414,869	355,785
Outstanding common stock warrants	4,584,889	151,442
Possible future issuances under equity incentive plans	5,069,317	47,825
Possible future issuances under employee stock purchase plans	1,500,000	—
Total common shares reserved for future issuance	11,569,075	1,296,515

Common Stock Activity

The following table summarizes common stock activity for the six months ended June 30, 2021:

Shares of Common Stock
Balance as of December 31, 2020	4,537,321
Common stock issued as a result of the Public Offering	7,139,498
Common stock issued as a result of Series B-2 Preferred Stock conversions	4,842,699
Common stock issued as a result of warrant exercises	11,951,038
Common stock issued as compensation to third-parties	9,600
Balance as of March 31, 2021	28,480,156
Adjustment for cash paid in lieu on DTC fractional shares	(1,356)
Common stock issued as a result of warrant exercises	6,489,183
Common stock issued as compensation to third-parties	9,940
Balance as of June 30, 2021	34,977,923

Warrants

On June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the Deerfield Warrant to purchase 14,423,076 shares of Series D Preferred (Note C). The Company recorded the fair value of the Deerfield Warrant as a debt discount and a warrant liability. The Deerfield Warrant, if unexercised, expires on the earlier of June 2, 2024, or upon a liquidation event. Upon completion of the Company’s initial public offering (the “IPO”), the Deerfield Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock at an exercise price of $5.85 per share. After giving effect to the Reverse Stock Split effected in December 2020, the exercise price of the Deerfield Warrant became $93.60 and the shares of the Company’s common stock issuable upon exercise of the Deerfield Warrant became 120,192 shares of common stock. As a result of the January 2021 Inducement Transaction (discussed below) the anti-dilution provisions within the Deerfield Warrant were triggered and the exercise price was reduced from $93.60 per share to $46.25 per share. In addition, as a result of the June 2021 Warrant Inducement Transaction (discussed below) the anti-dilution provision within the Deerfield Warrant were triggered and the exercise price was reduced from $46.25 per share to $38.34 per share. The Company amortized the debt discount over the term of the Deerfield Convertible Note and the expense was recorded as interest expense related to amortization of debt issuance costs and discount in the unaudited condensed statements of operations. The Deerfield Convertible Note was extinguished in February 2021 and the remaining debt discount was written off and recognized as a loss on extinguishment of debt.

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

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the APADAZ License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset in the balance sheets. As of June 30, 2021 and December 31, 2020, a contract asset of $0.4 million is recorded in other long-term assets on the balance sheets related to the KVK Warrant.

Pre-Funded Warrants

On January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued pre-funded warrants to purchase 926,844 shares of the Company’s common stock to specified investors in the Public Offering. Each pre-funded warrant had an initial exercise price per share equal to $0.0001. The pre-funded warrants were immediately exercisable. The pre-funded warrants were exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of common stock purchased upon such exercise. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder was able to elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the pre-funded warrants. As of June 30, 2021, all pre-funded warrants have been exercised for 926,841 shares of common stock and gross proceeds of approximately $72.

Warrants to Purchase Common Stock

On January 12, 2021, pursuant to the terms of the Underwriting Agreement and December 2020 Exchange Agreement, the Company issued warrants to purchase 12,078,361 shares of the Company’s common stock (collectively, the “Offering Warrants”) in the Public Offering and in connection with the transactions contemplated under the December 2020 Exchange Agreement. The Offering Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.50 per share. The Offering Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the Offering Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Offering Warrants. A holder (together with its affiliates) may not exercise any portion of the Offering Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the Offering Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the Offering Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the Offering Warrants, including any voting rights, until they exercise their Offering Warrants. The Offering Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the Offering Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the Offering Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Offering Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the warrants have the right to require the Company or a successor entity to redeem the Offering Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the Offering Warrants have the right to require the Company or a successor entity to redeem the Offering Warrants in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. The Offering Warrants meet the equity classification requirements and thus are recorded in additional paid-in capital on the unaudited condensed balance sheets. As of June 30, 2021, 3,302,645 Offering Warrants have been exercised for 2,871,668 shares of common stock and gross proceeds of approximately $15.9 million. These amounts are exclusive of the Offering Warrants exercised as part of the January 2021 Inducement Transaction discussed below.

Underwriter Warrant

On January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued to the Underwriter a warrant to purchase 806,932 shares of the Company’s common stock (the “Underwriter Warrant”). The Underwriter Warrant is subject to substantially the same terms and conditions as the Warrants, provided that the exercise price for the Underwriter Warrant is $8.125 per share. If the Underwriter exercises any additional portion of its over-allotment option, then the Company shall issue the Underwriter an additional Underwriter Warrant exercisable for a number of shares of common stock equal to 5.0% of the number of shares of common stock issued in such over-allotment exercise (including the shares of common stock issuable upon the exercise of any Warrants issued in connection therewith). In connection with the closing of the Underwriter's partial exercise of its over-allotment option, on February 3, 2021, the Underwriter was issued an additional warrant to purchase 18,702 shares of common stock. As of June 30, 2021, 400,000 Underwriter Warrants have been exercised for 400,000 shares of common stock and gross proceeds of approximately $3.3 million.

January 2021 Warrant Exercise Inducement Letters and Issuance of Warrants

On January 26, 2021, the Company entered into warrant exercise inducement offer letters ( “January 2021 Inducement Transaction”) with certain holders of warrants issued in the Public Offering discussed above (the "Existing Warrants") (collectively, the “Exercising Holders”) pursuant to which such holders agreed to exercise for cash their Existing Warrants to purchase 6,620,358 shares of the Company’s common stock in exchange for the Company’s agreement to issue new warrants (the “January 2021 Inducement Warrants”) on substantially the same terms as the Existing Warrants, except as set forth in the following sentence, to purchase up to 7,944,430 shares of the Company’s common stock, which is equal to 120% of the number of shares of the Company’s common stock issued upon exercise of the Existing Warrants. The purchase price of the January 2021 Inducement Warrants was $0.125 per share underlying each January 2021 Inducement Warrant, and the January 2021 Inducement Warrants have an exercise price of $6.36 per share. The Company received aggregate gross proceeds of approximately $44.0 million from the exercise of the Existing Warrants by the Exercising Holders and the sale of the January 2021 Inducement Warrants. The Company engaged Roth as its exclusive placement agent in connection with these transactions and paid Roth a fee equal to 6% of gross proceeds from the exercise of the Existing Warrants by the Exercising Holders and the sale of the January 2021 Inducement Warrants. As a result of this transaction the anti-dilution provisions contained with the Deerfield Warrant were triggered and the exercise price of the Deerfield Warrant was reduced from $93.60 per share to $46.25 per share.

The January 2021 Inducement Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.36 per share. The January 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the January 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates) may not exercise any portion of the January 2021 Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group”  would own more than 4.99% (or, upon election by a holder prior to the issuance of its January 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the January 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the January 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the January 2021 Inducement Warrants, including any voting rights, until they exercise their January 2021 Inducement Warrants. The January 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the January 2021 Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the January 2021 Inducement Warrants will be entitled to receive upon exercise of the January 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the January 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the January 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the  January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the January 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of June 30, 2021, 1,676,921 January 2021 Inducement Warrants have been exercised for 1,676,921 shares of common stock and gross proceeds of approximately $10.7 million. These amounts are exclusive of the January 2021 Inducement Warrants exercised as part of the June 2021 Inducement Transaction discussed below.

In accordance with the January 2021 Inducement Transaction we recognized a deemed dividend of $37.4 million which is the difference between the grant date fair value of the January 2021 Inducement Warrants and the purchase price of the January 2021 Inducement Warrants. This deemed dividend is added to net loss to arrive at net loss attributable to common stockholders on the unaudited condensed statements of operations.

June 2021 Warrant Exercise Inducement Letters and Issuance of Warrants

On June 18, 2021, the Company entered into warrant exercise inducement offer letters ( “June 2021 Inducement Transaction”) with certain holders of warrants issued in the January 2021 Inducement Transaction discussed above (the "January 2021 Inducement Warrants") (collectively, the “June 2021 Exercising Holders”) pursuant to which such holders agreed to exercise for cash their January 2021 Inducement Warrants to purchase 6,117,509 shares of the Company’s common stock in exchange for the Company’s agreement to issue new warrants (the “June 2021 Inducement Warrants”) on substantially the same terms as the January 2021 Inducement Warrants, except as set forth in the following sentence, to purchase up to 1,529,379 shares of the Company’s common stock, which is equal to 25% of the number of shares of the Company’s common stock issued upon exercise of the January 2021 Inducement Warrants. The purchase price of the June 2021 Inducement Warrants was $0.125 per share underlying each June 2021 Inducement Warrant, and the June 2021 Inducement Warrants have an exercise price of $16.50 per share. The Company received aggregate gross proceeds of approximately $39.1 million from the exercise of the January 2021 Inducement Warrants by the June 2021 Exercising Holders and the sale of the June 2021 Inducement Warrants. The Company engaged Roth as its exclusive placement agent in connection with these transactions and paid Roth a fee equal to 6% of gross proceeds from the exercise of the January 2021 Inducement Warrants by the June 2021 Exercising Holders and the sale of the June 2021 Inducement Warrants. As a result of this transaction the anti-dilution provisions contained with the Deerfield Warrant were triggered and the exercise price of the Deerfield Warrant was reduced from $46.25 per share to $38.34 per share.

The June 2021 Inducement Warrants were immediately exercisable and expire on December 31, 2026, at an exercise price per share of common stock equal to $16.50 per share. The June 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the June 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates) may not exercise any portion of the June 2021 Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group”  would own more than 4.99% (or, upon election by a holder prior to the issuance of its June 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the June 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the June 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the June 2021 Inducement Warrants, including any voting rights, until they exercise their June 2021 Inducement Warrants. The June 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the June 2021 Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the June 2021 Inducement Warrants will be entitled to receive upon exercise of the June 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the June 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the June 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the  June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the June 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of June 30, 2021, no June 2021 Inducement Warrants have been exercised.

In accordance with the June 2021 Inducement Transaction we recognized a deemed dividend of $16.9 million which is the difference between the grant date fair value of the June 2021 Inducement Warrants and the purchase price of the June 2021 Inducement Warrants. This deemed dividend is added to net loss to arrive at net loss attributable to common stockholders on the unaudited condensed statements of operations.

G.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In  November 2014, the Board of Directors of the Company ("the Board"), and in  April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in  April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In June 2021, the Board and the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan") which among other things added 4.9 million shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until January 1, 2031. The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan is 5,069,317 as of  June 30, 2021. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on  January 1 of each year, beginning on  January 1, 2016, and ending on and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on  December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on  January 1, 2021, the common stock reserved for issuance under the 2014 Plan automatically increased by 181,492 shares.

During 2020, the Company granted to certain consultants fully vested restricted stock awards (“RSAs”) under the 2014 Plan. The RSAs were granted as compensation in accordance with each consultants consulting agreement for services performed during 2020. For the three and six months ended June 30, 2020, RSAs were granted for a total of 4,015 and 7,821 shares of common stock, respectively. No RSAs were granted during the three and six months ended June 30, 2021.

No stock options were exercised during the three or six months ended June 30, 2021 or 2020, respectively.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$133	$345	$429	$591
General and administrative	185	275	564	638
Severance expense	—	—	—	420
Total stock-based compensation expense	$318	$620	$993	$1,649

There was $0.4 million of stock-based compensation expense related to performance-based awards recognized during the six months ended June 30, 2021. There was $0.3 million of stock-based compensation expense related to performance-based awards recognized during the three and six months ended June 30, 2020. There was no stock-based compensation expense related to performance-based awards recognized during the three months ended June 30, 2021.

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

The fair values of the Deerfield Convertible Note, December 2019 Notes and the January 2020 Note were $7.3 million, $56.2 million and $3.1 million, respectively, as of  December 31, 2020. The Deerfield Convertible Note, December 2019 Notes and the January 2020 Note were all extinguished in the first quarter of 2021 and therefore had no value as of June 30, 2021. The Deerfield Convertible Note, December 2019 Notes and the  January 2020 Note fell within Level 3 of the fair value hierarchy as their value was based on the credit worthiness of the Company, which was an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note, December 2019 Notes and the January 2020 Note as of December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2021 and December 31, 2020 (in thousands):

	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$628	$—	$—	$628
Embedded Warrant Put Option	38	—	—	38
KVK Warrant liability	62	—	62	—
Total liabilities	$728	$—	$62	$666

	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$230	$—	$—	$230
Embedded Warrant Put Option	25	—	—	25
Deerfield Note Conversion Feature	—	—	—	—
KVK Warrant liability	49	—	49	—
Total liabilities	$304	$—	$49	$255

The Company’s Deerfield Warrant liability and embedded Warrant Put Option are, and the embedded Deerfield Note Put Option was, measured at fair value on a recurring basis. As of  June 30, 2021, the Deerfield Warrant liability and embedded Warrant Put Option are, and as of December 31, 2020 the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Conversion Feature were, reported on the unaudited condensed balance sheets in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Conversion Feature for all periods presented. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability and embedded Warrant Put Option are, and changes in the fair value of the embedded Deerfield Note Put Option were (through December 31, 2020), reflected in the unaudited condensed statements of operations for the three and six months ended June 30, 2021 and 2020 as a fair value adjustment related to derivative and warrant liability.

The derivative liability for the Deerfield Warrant was $628,000 and $230,000 at June 30, 2021 and December 31, 2020, respectively. The derivative liability for the embedded Warrant Put Option was $38,000 and $25,000 at June 30, 2021 and December 31, 2020, respectively. The derivative liability for the Deerfield Note Conversion Feature had no value at December 31, 2020. A 10% increase in the enterprise value would result in an increase of $97,000 in the estimated fair value of the Deerfield Warrant liability and an increase of $5,000 in the estimated fair value of the embedded Warrant Put Option liability. In addition, the Company assumed a weighted-average probability of a liquidity event occurring of approximately 23% with an estimated probability-weighted value of approximately $83.3 million and a weighted-average probability of a fundamental change event occurring of approximately 28% with an estimated probability-weighted value of approximately $1.1 billion, respectively, with estimated timing in each scenario of the fourth quarter of 2022.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of June 30, 2021 and December 31, 2020, the KVK Warrant liability is reported on the unaudited condensed balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the unaudited condensed statements of operations for the three and six months ended June 30, 2021 and 2020 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance as of beginning of period	$292	$38	$255	$96
Adjustment to fair value	374	—	411	(58)
Balance as of end of period	$666	$38	$666	$38

I.	Net Income (Loss) Per Share

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

Diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the three months ended June 30, 2021 and 2020 because the effects of potentially dilutive items were anti-dilutive for the respective periods. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Conversion of Deerfield Convertible Note	—	78,417	—	78,417
Conversion of January 2020 Note	—	33,469	—	33,469
Conversion of December 2019 Notes*	—	929,169	—	929,169
Awards under equity incentive plans	414,869	355,120	414,869	356,057
Common stock warrants	4,584,889	151,442	4,584,889	151,442
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	4,999,758	1,547,617	4,999,758	1,548,554

* Inclusive of 324,312 shares of Common Stock issuable (i) in exchange of the Deerfield Optional Conversion Feature, or (ii) upon conversion of the Series B-2 Preferred Stock issuable in exchange of the Deerfield Optional Conversion Feature.

A reconciliation from net income (loss) to basic net income (loss) per share of common stock, basic net (loss) income attributable to common stockholders per share of common stock and diluted net (loss) income attributable to common stockholders per share of common stock for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per share of common stock:

Net income (loss)	$6,203	$859	$(4,093)	$(4,895)
Less: Net income attributable to participating securities	(838)	(25)	—	—
Undistributed net income (loss), basic	$5,365	$834	$(4,093)	$(4,895)
Weighted average number of shares of common stock outstanding, basic	29,175	3,948	24,187	3,476
Basic net income (loss) per share of common stock	$0.18	$0.21	$(0.17)	$(1.41)

Net income (loss)	$6,203	$859	$(4,093)	$(4,895)
Less: Dividends declared or accumulated	(16,898)	—	(54,342)	—
Net (loss) income attributable to common stockholders	$(10,695)	$859	$(58,435)	$(4,895)
Less: Net income attributable to participating securities	(838)	(25)	—	—
Undistributed net (loss) income attributable to common stockholders, basic	$(11,533)	$834	$(58,435)	$(4,895)
Weighted average number of shares of common stock outstanding, basic	29,175	3,948	24,187	3,476
Basic net (loss) income attributable to common stockholders per share of common stock	$(0.40)	$0.21	$(2.42)	$(1.41)

Diluted net (loss) income per share of common stock:

Undistributed net (loss) income attributable to common stockholders	$(11,533)	$834	$(58,435)	$(4,895)
Less: Fair value adjustment income related to Deerfield Warrant liability	—	—	—	(38)
Less: Fair value adjustment income related to embedded Warrant Put Option	—	—	—	(19)
Less: Fair value adjustment expense (income) related to KVK Warrant liability	—	3	—	(15)
Undistributed net (loss) income attributable to common stockholders, diluted	$(11,533)	$837	$(58,435)	$(4,967)
Weighted average number of shares of common stock outstanding, basic	29,175	3,948	24,187	3,476
Dilutive effect of awards under equity incentive plans	—	0	—	—
Dilutive effect of Deerfield Warrant	—	—	—	—
Dilutive effect of KVK Warrant	—	—	—	—
Dilutive effect of other common stock warrants	—	—	—	—
Weighted average number of shares of common stock outstanding, diluted	29,175	3,948	24,187	3,476
Diluted net (loss) income attributable to common stockholders per share of common stock	$(0.40)	$0.21	$(2.42)	$(1.43)

J.	Severance Expense

In  February 2020, the Company eliminated the chief business officer role and Gordon K. Johnson separated from the Company. In connection with his separation, Mr. Johnson was entitled to severance benefits as documented in his Amended and Restated Employment Agreement entered into in June 2015. The severance benefits consisted of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $0.4 million related to the acceleration of vesting on unvested shares subject to certain stock options. These severance benefits are presented as severance expense in the unaudited condensed statements of operations for the six months ended June 30, 2020. As of December 31, 2020, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.1 million. For the three months ended June 30, 2020, and the three and six months ended June 30, 2021, there was no severance expense. As of June 30, 2021, there was no accrued severance expense.

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

Effective June 1, 2021, the Company agreed to sublease office space in Florida, comprised of one of the two contiguous suites, under a non-cancelable operating lease, which expires in February 2026.

The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Cost	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$32	$30	$64	$61
Interest on lease liabilities	3	7	7	15
Total finance lease cost	35	37	71	76
Operating lease cost	92	92	183	181
Short-term lease cost	49	54	99	111
Variable lease cost	8	13	21	27
Less: sublease income	(13)	(40)	(13)	(53)
Total lease costs	$171	$156	$361	$342

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$7	$15
Financing cash flows from finance leases	133	117
Operating cash flows from operating leases	228	221
Operating cash flows from short-term leases	99	111
Operating cash flows from variable lease costs	21	27

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	—	20

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	June 30,	December 31,
	2021	2020
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(587)	(523)
Property and equipment, net	$444	$508

Other current liabilities	$53	$172
Other long-term liabilities	9	22
Total finance lease liabilities	$62	$194

Operating Leases
Operating lease right-of-use assets	$1,187	$1,350
Total operating lease right-of-use assets	$1,187	$1,350

Current portion of operating lease liabilities	$342	$327
Operating lease liabilities, less current portion	1,413	1,587
Total operating lease liabilities	$1,755	$1,914

Weighted Average Remaining Lease Term
Finance leases (years)	1	1
Operating leases (years)	4	5

Weighted Average Discount Rate
Finance leases	9.8%	8.5%
Operating leases	7.5%	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2021 (excluding the six months ended June 30, 2021)	$42	$231
2022	18	463
2023	6	472
2024	—	484
2025	—	390
Thereafter	—	30
Total lease payments	66	2,070
Less: future interest expense	(4)	(315)
Lease liabilities	$62	$1,755

L.	Subsequent Events

On July 2, 2021, the Company entered into an Equity Distribution Agreement (the "Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the Agreement will be made pursuant to a registration statement on Form S-3.

JMP and RBCCM may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay JMP and RBCCM a commission equal to three percent (3.0%) in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the Agreement.

The Company filed a registration statement on Form S-3 covering the sale of the shares of its common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Agreement, which was declared effective on July 12, 2021.

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

Unless the context otherwise requires, we use the terms “KemPharm,” “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q to refer to KemPharm, Inc. We have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to our business, including KemPharm, LAT and the KemPharm logo. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

We expect that our sources of revenues will be through payments arising from our license agreements with Commave and KVK, our consulting agreement with Corium and through other consulting arrangements and any other future arrangements we might enter into related to one of our other product candidates. To date, we have generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, of which we paid Aquestive $1.0 million as a royalty payment, a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA, of which we paid Aquestive $0.5 million as a royalty payment, a regulatory milestone payment of $10.0 million following the FDA's approval of the AZSTARYS NDA, of which we paid Aquestive $1.0 million, a regulatory milestone payment of $10.0 million following the U.S. Drug Enforcement Administration's, or DEA, scheduling determination of SDX, of which we paid Aquestive $1.0 million, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. In addition, we have generated revenue under the Corium Consulting Agreement and other consulting arrangements for the performance of consulting services as well as reimbursement of out-of-pocket third-party costs associated with those services.

In March 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Corium will lead the commercialization of AZSTARYS per the KP415 License Agreement. Corium expects to make AZSTARYS commercially available in the U.S. as early as the second half of 2021.

In May 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary active pharmaceutical ingredient, or API, in AZSTARYS, was classified as a Schedule IV controlled substance by the DEA. AZSTARYS is classified as a Schedule II controlled substance as it includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively.

We have historically had negative cash flows from operations. Our cash flows provided by operations for the six months ended June 30, 2021 and 2020 were $14.0 million and $0.2 million, respectively.

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

January 2021 Warrant Exercise Inducement Letters and Issuance of Warrants

On January 26, 2021, we entered into warrant exercise inducement offer letters, or the January 2021 Inducement Letters, with certain holders of warrants issued in the Public Offering, or the Existing Warrants, and collectively, the Exercising Holders, pursuant to which such holders exercised for cash their Existing Warrants to purchase 6,620,358 shares of our common stock in exchange for new warrants, or the January 2021 Inducement Warrants, on substantially the same terms as the Existing Warrants, except as set forth in the following sentence, to purchase up to 7,944,430 shares of our common stock, which was equal to 120% of the number of shares of our common stock issued upon exercise of the Existing Warrants. The purchase price of the January 2021 Inducement Warrants was $0.125 per share underlying each January 2021 Inducement Warrant, and the January 2021 Inducement Warrants have an exercise price of $6.36 per share. We received aggregate gross proceeds of $44.0 million from the exercise of the Existing Warrants by the Exercising Holders and the sale of the January 2021 Inducement Warrants.

We also filed a registration statement on Form S-3 covering the resale of the shares of our common stock issued or issuable upon the exercise of the January 2021 Inducement Warrants which was declared effective on February 16, 2021.

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

June 2021 Warrant Exercise Inducement Letters and Issuance of Warrants

On June 18, 2021, we entered into warrant exercise inducement offer letters, or the June 2021 Inducement Letters, with certain holders of the January 2021 Inducement Warrants, pursuant to which such holders exercised for cash their January 2021 Inducement Warrants to purchase 6,117,509 shares of our common stock in exchange for new warrants, or the June 2021 Inducement Warrants, on substantially the same terms as the January 2021 Inducement Warrants, except as set forth in the following sentence, to purchase up to 1,529,379 shares of our common stock, which was equal to 25% of the number of shares of our common stock issued upon exercise of the January 2021 Inducement Warrants. The purchase price of the June 2021 Inducement Warrants was $0.125 per share underlying each June 2021 Inducement Warrant, and the June 2021 Inducement Warrants have an exercise price of $16.50 per share and the June 2021 Inducement Warrants expire on December 31, 2026. We received aggregate gross proceeds of $39.1 million from the exercise of the January 2021 Inducement Warrants and the sale of the June 2021 Inducement Warrants.

We also filed a registration statement on Form S-3 covering the resale of the shares of our common stock issued or issuable upon the exercise of the June 2021 Inducement Warrants which was declared effective on July 7, 2021.

Equity Distribution Agreement

On July 2, 2021, we entered into an Equity Distribution Agreement with JMP Securities LLC, or JMP, and RBC Capital Markets, LLC, or RBCCM, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as our sales agents. The issuance and sale, if any, of our common stock under the Equity Distribution Agreement will be made pursuant to a registration statement on Form S-3.

We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement, the Form S-3 was declared effective on July 12, 2021.

Our Product Candidates and Approved Products

We have employed our proprietary LAT technology to create a portfolio of product candidates and approved products that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs.

A selection of our product candidates and approved products are summarized in the table below:

Selected KemPharm Partnered and Other Development Assets

Product Candidate
Parent Drug (Effect Profile)	/ Product	Development	Next
(Indication)	(Status)	Status	Milestone
Methylphenidate (ER) (SUD)	KP879*	Clinical	Initiation of Clinical Program - H2 2021
Prodrug (IH)	KP1077	Preclinical	Pre-IND Meeting - H2 2021
Methylphenidate (ER) (ADHD)	KP484 (Partnered)	Clinical	Initiation of Pivotal Efficacy Trial - To Be Determined by Partner
Methylphenidate (ER) (ADHD)	AZSTARYS (Partnered)	FDA Approved	Tracking Payor Contracts and TRx's
Hydrocodone/APAP (IR) (Pain)	APADAZ (Partnered)	FDA Approved	Tracking Payor Contracts and TRx's

* This product candidate is subject to an right of first negotiation upon completion of a Phase 1 proof-of-concept study in favor of Commave under the terms of the KP415 License Agreement, but is not currently licensed to Commave, thereunder.
These anticipated milestones are based on information currently available to us and our current plans and expectations are subject to a number of uncertainties and risks that could significantly affect current plans, including plans and expectations which are not solely within our control.

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

Pursuant to the KP415 License Agreement, Commave paid us an upfront payment of $10.0 million and agreed to pay up to $63.0 million in milestone payments upon the occurrence of specified regulatory milestones related to AZSTARYS, including FDA approval and specified conditions with respect to the final approval label, and KP484. As a result of the FDA’s approval of the AZSTARYS NDA, we received a $10.0 million milestone payment as provided under the KP415 License Agreement, as amended. In addition, Commave agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420.0 million in the aggregate, depending, among other things, on timing of approval for AZSTARYS and its final approved label, if any. In May 2020, the FDA accepted our NDA for AZSTARYS. Per the KP415 License Agreement, we received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA. In addition, per the KP415 License Agreement, as amended, we received a $10.0 million milestone payment upon the scheduling determination of SDX by the DEA in May 2021. Further, Commave will pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

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

On April 8, 2021, we entered into Amendment No. 1 to the KP415 License Agreement, or the KP415 Amendment. Pursuant to the KP415 Amendment, we agreed to modify the compensation terms of the KP415 License Agreement. Pursuant to the KP415 Amendment, Commave paid us $10.0 million in connection with the entry into the KP415 Amendment as a result of the regulatory approval of AZSTARYS in the United States. Commave also paid us $10.0 million following the receipt of the scheduling determination of the compound SDX by the DEA, which occurred in May 2021. SDX is the prodrug component of AZSTARYS. In addition, the KP415 Amendment increases the total remaining future regulatory and sales milestone payments related to AZSTARYS to up to an aggregate of $590.0 million in payments upon the occurrence of specified regulatory milestones related to AZSTARYS and upon the achievement of specified U.S. net sales milestones. Further, Commave agreed to pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions, including with respect to the final approval label, as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

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

Other Third-Party Agreements

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS, KP484, KP879 or KP1077, and any product candidates containing SDX, including royalty payments on any license of AZSTARYS, KP484, KP879 or KP1077, the sale of AZSTARYS, KP484, KP879 or KP1077 to a third party, the commercialization of AZSTARYS, KP484, KP879 or KP1077 and the portion of any consideration that is attributable to the value of AZSTARYS, KP484, KP879 or KP1077 and paid to us or our stockholders in a change of control transaction. In connection with the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment we received in the third quarter of 2019, the regulatory milestone payment we received in the second quarter of 2020 and the regulatory milestone payments we received in the second quarter of 2021.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Period-to-
	2021	2020	Period Change
Revenue	$11,986	$6,908	$5,078
Operating expenses:
Royalty and direct contract acquisition costs	1,000	642	358
Research and development	2,848	1,954	894
General and administrative	2,305	1,719	586
Total operating expenses	6,153	4,315	1,838
Income from operations	5,833	2,593	3,240
Other income (expense):
Gain on extinguishment of debt	789	—	789
Interest expense related to amortization of debt issuance costs and discount	—	(574)	574
Interest expense on principal	(16)	(1,197)	1,181
Fair value adjustment related to derivative and warrant liability	(394)	(3)	(391)
Interest and other (expense) income, net	(9)	40	(49)
Total other income (expense)	370	(1,734)	2,104
Income before income taxes	6,203	859	5,344
Income tax benefit (expense)	—	—	—
Net income	$6,203	$859	$5,344

Net Income

Net income for the three months ended June 30, 2021 was $6.2 million, compared to net income for the three months ended June 30, 2020 of $0.9 million. The change was primarily attributable to an increase in income from operations of $3.2 million, a gain on extinguishment of debt of $0.8 million and a decrease in net interest expense and other items of $1.7 million, partially offset by an increase in fair value adjustment expense related to derivative and warrant liability of $0.4 million. In accordance with the June 2021 Inducement Transaction we recognized a deemed dividend of $16.9 million which is the difference between the grant date fair value of the June 2021 Inducement Warrants and the purchase price of the June 2021 Inducement Warrants. This deemed dividend is deducted from net income to arrive at net loss attributable to common stockholders on the unaudited condensed statements of operations.

Revenue

Revenue for the three months ended June 30, 2021 was $12.0 million, an increase of $5.1 million compared to revenue for the three months ended June 30, 2020 of $6.9 million. The increase was primarily attributable to a regulatory milestone payment on the KP415 License Agreement of $10.0 million that was earned following the DEA scheduling determination of SDX in May 2021; partially offset by a regulatory milestone payment on the KP415 License Agreement of $5.0 million that was earned following the acceptance of the NDA for KP415 by the FDA in the second quarter of 2020.

Royalty and Direct Contract Acquisition Costs

Royalties and direct contract acquisition costs for the three months ended June 30, 2021 was $1.0 million, an increase of $0.4 million compared to royalty and direct contract acquisition costs for the three months ended June 30, 2020 of $0.6 million. The increase was primarily attributable to a royalty payment of $1.0 million due to Aquestive related to the regulatory milestone payment on the KP415 License Agreement that was earned in the second quarter of 2021; partially offset by a royalty payment of $0.5 million due to Aquestive related to the regulatory milestone payment on the KP415 License Agreement that was earned in the the second quarter of 2020 as well as the recognition of previously capitalized direct contract acquisition costs related to entering into the KP415 License Agreement that were recognized pro-rata along with the revenue from the agreement during the second quarter of 2020.

Research and Development

Research and development expenses increased by $0.9 million, from $2.0 million for the three months ended June 30, 2020, to $2.8 million for the three months ended June 30, 2021. This increase was primarily attributable to an increase third-party research and development costs of $0.8 million and an increase in other research and development costs of $0.1 million.

General and Administrative

General and administrative expenses increased by $0.6 million, from $1.7 million for the three months ended June 30, 2020, to $2.3 million for the three months ended June 30, 2021. This increase was primarily attributable to an increase in professional fees of $0.6 million.

Other Income (Expense)

Other income (expense) changed by $2.1 million, from expense of $1.7 million for the three months ended June 30, 2020, to income of $0.4 million for the three months ended June 30, 2021. This period-to-period change was primarily attributable to a gain on extinguishment of debt of $0.8 million during the second quarter of 2021 and a decrease in net interest expense and other items of $1.7 million, partially offset by a change in non-cash fair value adjustment related to derivative and warrant liability of $0.4 million.

Comparison of the six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,		Period-to-
	2021	2020	Period Change
Revenue	$24,103	$8,997	$15,106
Operating expenses:
Royalty and direct contract acquisition costs	2,000	1,305	695
Research and development	5,113	4,080	1,033
General and administrative	4,197	3,964	233
Severance expense	—	830	(830)
Total operating expenses	11,310	10,179	1,131
Income (loss) from operations	12,793	(1,182)	13,975
Other (expense) income:
Loss on extinguishment of debt	(16,096)	—	(16,096)
Interest expense related to amortization of debt issuance costs and discount	(150)	(1,145)	995
Interest expense on principal	(215)	(2,457)	2,242
Fair value adjustment related to derivative and warrant liability	(424)	72	(496)
Interest and other (expense) income, net	(1)	(183)	182
Total other expenses	(16,886)	(3,713)	(13,173)
Loss before income taxes	(4,093)	(4,895)	802
Income tax benefit (expense)	—	—	—
Net loss	$(4,093)	$(4,895)	$802

Net Loss

Net loss for the six months ended June 30, 2021 was $4.1 million, compared to net loss for the six months ended June 30, 2020 of $4.9 million. The change was primarily attributable to a loss on extinguishment of debt of $16.1 million and change in the fair value adjustment related to derivative and warrant liability of $0.5 million, partially offset by a change in income (loss) from operations of $14.0 million and a decrease in net interest expense and other items of $3.4 million. In accordance with the January 2021 and June 2021 Inducement Transactions we recognized deemed dividends of $37.4 million and $16.9 million, respectively. These deemed dividends represent the difference between the grant date fair value of the respective inducement warrants and the purchase price of the respective inducement warrants. These deemed dividends are added to net loss to arrive at net loss attributable to common stockholders on the unaudited condensed statements of operations.

Revenue

Revenue for the six months ended June 30, 2021 was $24.1 million, an increase of $15.1 million compared to revenue for the six months ended June 30, 2020 of $9.0 million. The increase was primarily attributable to two regulatory milestone payments on the KP415 License Agreement of $10.0 million each that were earned when the FDA approved the NDA for AZSTARYS in March 2021 and upon the scheduling of SDX by the DEA in May 2021, partially offset by a regulatory milestone payment on the KP415 License Agreement of $5.0 million that was earned when the FDA accepted the NDA for KP415 in the second quarter of 2020.

Royalty and Direct Contract Acquisition Costs

Royalties and direct contract acquisition costs for the six months ended June 30, 2021 was $2.0 million, an increase of $0.7 million compared to royalty and direct contract acquisition costs for the six months ended June 30, 2020 of $1.3 million. The increase was primarily attributable to two royalty payments of $1.0 million each due to Aquestive related to the regulatory milestone payments on the KP415 License Agreement that were earned in the first and second quarter of 2021, partially offset by a royalty payment of $0.5 million due to Aquestive related to the regulator milestone payment on the KP415 License Agreement that was recognized in the second quarter of 2020 and the recognition of previously capitalized direct contract acquisition costs related to entering into the KP415 License Agreement that were recognized pro-rata along with the revenue from the agreement during 2020.

Research and Development

Research and development expenses increased by $1.0 million, from $4.1 million for the six months ended June 30, 2020, to $5.1 million for the three months ended June 30, 2021. This increase was primarily attributable to an increase in third-party research and development costs of $0.8 million and an increase in personnel-related costs of $0.2 million.

General and Administrative

General and administrative expenses increased by $0.2 million, from $4.0 million for the six months ended June 30, 2020, to $4.2 million for the three months ended June 30, 2021. This increase was primarily attributable to an increase in professional fees of $0.2 million and an increase in personnel-related costs of $0.1 million, partially offset by a decrease in other general and administrative costs of $0.1 million.

Severance Expense

Severance expense of $0.8 million was recognized for the six months ended June 30, 2020 due to the termination of our chief business officer in February 2020. Severance expense was comprised of $0.4 million of personnel and other related charges and $0.4 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination. We had no severance expense for the six months ended June 30, 2021.

Other Expense

Other expenses increased by $13.2 million, from $3.7 million for the six months ended June 30, 2020, to $16.9 million for the six months ended June 30, 2021. This period-to-period increase in expense was primarily attributable to a loss on extinguishment of debt of $16.1 million during the first quarter of 2021 and a change in non-cash fair value adjustment related to derivative and warrant liability of $0.5 million, partially offset by a decrease in net interest expense and other items of $3.4 million.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2021, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements. As of June 30, 2021, we had cash and cash equivalents of $132.3 million.

In September 2019, we entered into the KP415 License Agreement with Commave and Commave paid us a non-refundable upfront payment of $10.0 million. In May 2020, the FDA accepted the NDA for AZSTARYS. Per the KP415 License Agreement, we received a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA. In March 2021, the FDA approved the NDA for AZSTARYS. Per the KP415 Amendment, we received a regulatory milestone of $10.0 million following the FDA's approval of the AZSTARYS NDA. In May 2021, the DEA made a scheduling determination of SDX. Per the KP415 License Agreement, as amended, we received a regulatory milestone of $10.0 million following the scheduling determination of SDX by the DEA.

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

We have had recurring negative net operating cash flows and we anticipate that we may continue to incur minimal positive net cash flows from operations or negative net cash flows from operations for at least the next several years. We expect that our sources of revenue will be through payments arising from our license agreements with Commave and KVK, or through our Corium Consulting Agreement, and other potential consulting arrangements and any other future arrangements related to one of our other product candidates.

In January 2021, we completed the Public Offering. The aggregate gross proceeds to us from the Public Offering, including from the exercises by the underwriter of its over-allotment option, totaled $52.4 million, before deducting underwriting discounts and commissions and offering expenses payable by us.

In January 2021, we entered into the January 2021 Inducement Letters. We received aggregate gross proceeds of $44.0 million from the exercise of the Existing Warrants by the Exercising Holders and the sale of the January 2021 Inducement Warrants.

In April 2020, we received proceeds of $0.8 million from a loan, or the PPP Loan, under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which we used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matured on April 23, 2022 and bore annual interest at a rate of 1.0%. Payments of principal and interest on the PPP Loan were deferred for the first 16 months of the PPP Loan term. In May 2021, we received notice from the U.S. Small Business Administration that our PPP Loan was forgiven in full, including all principal and interest.

In June 2021, we entered into the June 2021 Inducement Letters. We received aggregate gross proceeds of $39.1 million for the exercise of the select January 2021 Inducement Warrants by the select warrant holders and the sale of the June 2021 Inducement Warrants.

On July 2, 2021, we entered into the Equity Distribution Agreement with JMP and RBCCM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of our common stock the Equity Distribution Agreement will be made pursuant to a registration statement on Form S-3.

Convertible Debt

As of June 30, 2021, we had no convertible notes outstanding. During the first quarter of 2021 we repaid in full the convertible notes and terminated the Deerfield Facility Agreement.

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

Pursuant to the Deerfield Facility Agreement, we issued to Deerfield 1,923,077 shares of our Series D redeemable convertible preferred stock, or Series D Preferred, as consideration for the loans provided to us thereunder. Upon closing of our initial public offering, these shares of Series D Preferred reclassified into 256,410 shares of our common stock (effected for the 16-for-1 reverse stock split in December 2020 this became 16,025 shares of our common stock).

We also issued to Deerfield the Deerfield Warrant to purchase 14,423,076 shares of our Series D Preferred at an initial exercise price of $0.78 per share. Upon closing of our initial public offering, this warrant converted into a warrant exercisable for 1,923,077 shares of our common stock at an exercise price of $5.85 per share (effected for the 16-for-1 reverse stock split in December 2020 this became a warrant exercisable for 120,192 shares of our common stock at an exercise price of $93.60 per share). Upon the closing of the inducement transaction in January 2021, in accordance with the anti-dilution provisions contained within the Deerfield Warrant, the exercise price of the Deerfield Warrant was reduced to $46.25 per share. Further, upon closing of the inducement transaction in June 2021, in accordance with the anti-dilution provisions contained within the Deerfield Warrant, the exercise price of the Deerfield Warrant was reduced to $38.34 per share.

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

In connection with entering into the January 2020 Exchange Agreement, we entered into an Amendment to Facility Agreement and December 2019 Notes and Consent, or the December 2019 Note Amendment, with the December 2019 Holders that, among other things, (i) amended the December 2019 Notes to (a) reduce the Conversion Price (as defined in the December 2019 Notes) from $273.76 to $93.60 per share, (b) increased the Floor Price (as defined in the December 2019 Notes) from $6.08 to $9.328 per share, and (ii) amended Deerfield Facility Agreement to (x) provide for Kingdon to join the Deerfield Facility Agreement as a Lender (as defined in the Deerfield Facility Agreement) and (y) provide that the 2020 Note and shall constitute a “Senior Secured Convertible Note” (as defined in the Deerfield Facility Agreement) for purposes of the Deerfield Facility Agreement and other Transaction Documents (as defined in the Deerfield Facility Agreement). As a result of the December 2019 Note Amendment, the December 2019 Notes were convertible, by their terms, into an aggregate of 11,753,016 shares of our common stock, assuming a conversion date of January 13, 2020 (effected for the 16-for-1 reverse stock split in December 2020 this became 734,562 shares of our common stock).

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

The shares of Series B-2 Preferred Stock were convertible into an aggregate of 4,842,690 shares of our common stock. Each share of Series B-2 Preferred Stock had an aggregate stated value of $1,000 and was convertible into shares of our common stock at a per share price equal to $6.4999 (subject to adjustment to reflect stock splits and similar events).

As of June 30, 2021, all shares of Series B-2 Preferred Stock had been converted into common stock.

In June 2021, we filed with the Secretary of State of the State of Delaware a Certificate of Elimination of Series B-2 Convertible Preferred Stock, eliminating from our Certificate of Incorporation the 31,480 shares designated as Series B-2 Convertible Preferred Stock.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021	2020
Net cash provided by operating activities	$14,017	$171
Net cash used in investing activities	(81)	(7)
Net cash provided by financing activities	114,037	2,836
Net increase in cash, cash equivalents and restricted cash	$127,973	$3,000

Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities of $14.0 million consisted of $18.0 million in adjustments for non-cash items and $0.1 million in changes in working capital, partially offset by a net loss of $4.1 million. The adjustments for non-cash items primarily consisted of a loss on extinguishment of debt of $16.1 million, stock-based compensation expense of $1.0 million, amortization of debt issuance costs and debt discount of $0.2 million, a change in the fair value adjustment related to derivative and warrant liabilities of $0.4 million and $0.4 million related to depreciation, amortization and other items. The changes in working capital consisted of $0.7 million related to a change in accounts and other receivables, $0.1 million related to a change in operating lease right-of-use assets and $2.5 million related to a change in other liabilities, partially offset by $1.7 million related to a change in accounts payable and accrued expenses, $0.2 million related to a change in operating lease liabilities and $1.3 million related to a change in prepaid expenses and other assets. Net loss was primarily attributable to a loss on extinguishment of debt and our spending on research and development programs and operating costs, partially offset by revenue received under the KP415 License Agreement and the Corium Consulting Agreement.

For the six months ended June 30, 2020, net cash provided by operating activities of $0.2 million consisted of $5.8 million in adjustments for non-cash items partially offset by a net loss of $4.9 million and $0.7 million in changes in working capital. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.6 million, non-cash interest expense of $2.4 million, amortization of debt issuance costs and debt discount of $1.1 million, loss on sublease and disposal of property and equipment of $0.3 million and $0.4 million related to depreciation, amortization and other items partially offset by non-cash income related to the change in the fair value of our derivative and warrant liabilities of $0.1 million. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the KP415 License Agreement. The changes in working capital consisted of $0.9 million related to a change in accounts payable and accrued expenses, $0.2 million related to a change in accounts and other receivables and $0.1 million related to operating lease liabilities, partially offset by $0.5 million related to a change in prepaid expenses and other assets and $0.1 million related to operating lease right-of-use assets and other liabilities.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $81,000, which was attributable to purchases of property and equipment.

For the six months ended June 30, 2020, net cash used in investing activities was $7,000, which was attributable to purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $114.0 million, which was primarily attributable to net proceeds from sales of our common stock under the Public Offering of $49.3 million, net proceeds from the January 2021 Inducement Transaction of $41.4 million, net proceeds from the June 2021 Inducement Transaction of $35.6 million and net proceeds from the exercise of common stock warrants of $29.8 million, partially offset by payment of offering costs of $1.1 million, repayment of principal on finance lease liabilities of $0.1 million, payment of debt issuance costs of $2.9 million and repayment of principal on convertible notes of $37.9 million.

For the six months ended June 30, 2020, net cash provided by financing activities was $2.8 million, which was primarily attributable to proceeds from sales of our common stock under the 2020 ELOC Agreement of $2.3 million and proceeds from the PPP loan of $0.8 million, partially offset by repayment of principal on finance lease liabilities of $0.1 million and payment of debt issuance and deferred offerings costs of $0.1 million.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before we can commercialize any of our products or product candidates, if approved, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. The DEA determined APADAZ and AZSTARYS to be Schedule II drugs. In addition, the DEA scheduled SDX, the prodrug present within AZSTARYS, and determined it to be a Schedule IV drug. We expect that most of our other product candidates, including KP484, KP879 and KP1077, if approved, will be regulated as “controlled substances” as defined in the CSA and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

We have historically had significant negative net operating cash flows since inception. For the six months ended June 30, 2021 and 2020, net cash provided by operations was $14.0 million and $0.2 million, respectively. We have financed our operations through June 30, 2021 with funds raised in private placements of redeemable convertible preferred stock, in the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements.

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

To become and remain profitable, we must succeed in developing and eventually commercializing prodrugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials and obtaining regulatory approval of our product candidates, and manufacturing, marketing and selling, whether ourselves or through a license with a third party, any of our product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are in various stages of these activities for our product candidates and we cannot guarantee that any strategy we adopt will be successful. For instance, in September 2019, we entered into the KP415 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize AZSTARYS and KP484 worldwide. We cannot guarantee that Commave will be able to successfully manufacture or commercialize AZSTARYS, or develop, manufacture or commercialize KP484, if approved, or that we will ever receive any future payments under the KP415 License Agreement. In addition, in October 2018, we entered into the APADAZ License Agreement with KVK pursuant to which we granted an exclusive license to KVK to commercialize APADAZ in the United States. We cannot guarantee that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ. We may never succeed in commercialization activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

We do not have any manufacturing facilities. We procure the bulk drug substances for AZSTARYS, KP484, APADAZ, KP879 and KP1077 from sole-source, third-party manufacturers and the partnered products and product candidates that utilize these moieties as the API used in our clinical trials from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our product candidates, as well as for commercial manufacture of AZSTARYS, APADAZ, or any of our other product candidates should they receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of benzhydrocodone, SDX, other bulk drug substances or our partnered product or product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for AZSTARYS, KP484, KP879 or KP1077 bulk drug substance. If our current contract manufacturer for AZSTARYS, KP484, KP879 or KP1077 bulk drug substance cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

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

We are party to a termination agreement with Aquestive Therapeutics, or Aquestive, that may limit the value of any sale, license or commercialization of AZSTARYS, KP484, KP879 or KP1077. Under this termination agreement, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS, KP484, KP879 or KP1077, and any product candidates which contain SDX, including royalty payments on any license of AZSTARYS, KP484, KP879 or KP1077, the sale of AZSTARYS, KP484, KP879 or KP1077 to a third party or the commercialization of AZSTARYS, KP484, KP879 or KP1077. As part of the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the license upfront payment we received in the third quarter of 2019, the regulatory milestone payment we received in the second quarter of 2020 and the regulatory milestone payments we received in the second quarter of 2021.

We also granted to Commave a right of first refusal to acquire, license or commercialize any Additional Product Candidate which contains SDX and are intended to treat ADHD or any other central nervious system disorder, excluding KP922, with such right of first refusal expiring upon the acceptance of a new drug application for such Additional Product Candidate. We also granted Commave a right of first negotiation and a right of first refusal, subject to specified exceptions, for any assignment of our rights under the KP415 License Agreement. We cannot predict if these obligations will limit the value we may receive from any future sale or license of any Additional Product Candidate.

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

Even if we or our collaborators are able to commercialize AZSTARYS, APADAZ, or any of our other product candidates, if approved, they may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies.

The successful commercialization of AZSTARYS, APADAZ, and any of our other product candidates for which marketing approval is obtained, will depend, in part, on the extent to which coverage and adequate reimbursement for AZSTARYS, APADAZ, or any of our other product candidates, for which marketing approval is obtained, will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and managed care plans and other third-party payors. Government authorities and other third-party payors decide which medical products they will pay for and establish reimbursement levels, including co-payments. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, AZSTARYS, APADAZ, or any of our other product candidates for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our prodrug products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Moreover, the trend has been for government and commercial health plans and their pharmacy benefit managers to commoditize drug products through therapeutic equivalence determinations, making formulary decisions based on cost. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize AZSTARYS under the KP415 License Agreement, APADAZ under the APADAZ License Agreement, or commercialize any of our other product candidates for which marketing approval is obtained.

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

AZSTARYS is, APADAZ is, and any of our other product candidates for which we obtain marketing approval could be, subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we or our collaborators fail to comply with regulatory requirements or if we or our collaborators experience unanticipated problems with AZSTARYS, APADAZ or any of our other product candidates when, and if, approved.

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

AZSTARYS and APADAZ are, and if marketing approval of any of our other product candidates is granted, they may be, subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. For example, in September 2018, the FDA approved the Opioid Analgesic REMS for ER/LA and IR opioids as one strategy among multiple national and state efforts to reduce the risk of abuse, misuse, addiction, overdose, and deaths due to prescription opioid analgesics. APADAZ is subject to this REMS, and we anticipate that any of our other opioid product candidates that we may choose to develop in the future, if approved by the FDA, are likely to also be subject to a REMS requirement.

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

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of our products, as well as any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the Anti-Kickback Statute and the False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, President Obama signed into law the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $176.00 per share (adjusted to give effect to the 1-for-16 reverse stock split), our stock price has ranged from a low of $1.94 to a high of $418.40 through August 12, 2021. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

The Deerfield Warrant includes an exercise price protection provision, pursuant to which the exercise price of the Deerfield Warrant will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of (i) $38.34 per share, which represents the Deerfield Warrant’s exercise price, or (ii) the closing sale price of our common stock on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, if we effect an “at the market offering”, as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the Deerfield Warrant will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $38.34 per share, provided that this anti-dilution adjustment will not apply to certain specified sales. For example, in June 2021, we entered into the June 2021 Inducement Letters with certain holders of the January 2021 Inducement Warrants, pursuant to which such holders exercised for cash their January 2021 Inducement Warrants to purchase 6,117,509 shares of our common stock in exchange for the June 2021 Inducement Warrants on substantially the same terms as the January 2021 Inducement Warrants, except as set forth in the following sentence, to purchase up to 1,529,379 shares of our common stock, which was equal to 25% of the number of shares of our common stock issued upon exercise of the January 2021 Inducement Warrants. The purchase price of the June 2021 Inducement Warrants was $0.125 per share underlying each June 2021 Inducement Warrant, and the June 2021 Inducement Warrants have an exercise price of $16.50 per share. The completion of this transaction resulted in the exercise price of the Deerfield Warrant being adjusted downward to $38.34 per share from its pre-transaction exercise price of $46.25 per share.

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

Also in January 2021, we entered into the January 2021 Inducement Letters with certain holders of the Existing Warrants, pursuant to which such holders exercised for cash their Existing Warrants to purchase 6,620,358 shares of our common stock in exchange for the January 2021 Inducement Warrants on substantially the same terms as the Existing Warrants, except as set forth in the following sentence, to purchase up to 7,944,430 shares of our common stock, which was equal to 120% of the number of shares of our common stock issued upon exercise of the Existing Warrants. The purchase price of the January 2021 Inducement Warrants was $0.125 per share underlying each January 2021 Inducement Warrant, and the January 2021 Inducement Warrants had an exercise price of $6.36 per share.

In addition, in June 2021, we entered into the June 2021 Inducement Letters with certain holders of the January 2021 Warrants, pursuant to which such holders exercised for cash their January 2021 Inducement Warrants to purchase 6,117,509 shares of our common stock in exchange for the June 2021 Inducement Warrants on substantially the same terms as the January 2021 Inducement Warrants, except as set forth in the following sentence, to purchase up to 1,529,379 shares of our common stock, which was equal to 25% of the number of shares of our common stock issued upon exercise of the January 2021 Inducement Warrants. The purchase price of the June 2021 Inducement Warrants was $0.125 per share underlying each June 2021 Inducement Warrant, and the June 2021 Inducement Warrants have an exercise price of $16.50 per share.

If the holders of any of these warrants elect to exercise such warrants and receive shares of common stock, your ownership interest will be diluted and the market price of our common stock may be materially and adversely effected.

In June 2021, at the annual meeting of stockholders, the stockholders approved the Amended and Restated 2014 Equity Incentive Plan, which, among other things, added 4.9 million shares to the equity plan pool, and the 2021 ESPP, which allows for employees to purchase up to 1.5 million shares of stock through the plan. In addition, in July 2021, the Company entered into the Equity Distribution Agreement with JMP and RBCCM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75,000,000 through JMP and RBCCM as its sales agents.

Pursuant to our equity incentive plan, we may grant equity awards and issue additional shares of our common stock to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under this plan will be subject to automatic annual increases in accordance with the terms of the plans. To the extent that new options are granted and exercised, or we issue additional shares of common stock in the future, either through the 2021 ESPP, Equity Distribution Agreement or through other means, our stockholders may experience additional dilution, which could cause our stock price to fall.

The accounting method for the Deerfield Warrant and certain other warrants issued could have a material effect on our reported financial results.

The Deerfield Warrant and certain other warrants we issued contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations.

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

In addition, the provisions of our termination agreement with Aquestive and the Deerfield Warrant may delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then Aquestive will be entitled to a royalty equal to 10% of the price being paid to us and our stockholders in such transaction which is attributable to the value of AZSTARYS, KP484, KP879 or KP1077. Further, under the Deerfield Warrant, Deerfield has the right to demand that we redeem the Deerfield Warrant for a cash amount equal to the Black-Scholes value of a portion of the warrant upon the occurrence of specified events, including a merger, an asset sale or any other change of control transaction. A takeover of us may trigger the requirement that we repurchase the Deerfield Warrant, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

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

As of June 30, 2021, we had federal net operating loss carryforwards of approximately $226.0 million, due to prior period losses, $138.1 million of which, if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

An active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell our shares at an attractive price, or at all.

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

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.1.2	Certificate of Elimination of Series A Convertible Preferred Stock of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.3	Certificate of Elimination of Series B-1 Convertible Preferred Stock of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.4	Certificate of Elimination of Series B-2 Convertible Preferred Stock of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 17, 2020).
4.1	Reference is made to Exhibit 3.1, Exhibit 3.1.1 and Exhibit 3.2 hereof.
4.2	Form of Inducement Warrant (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
10.1*+	Amendment No. 1 to Collaboration and License Agreement, effective as of April 8, 2021, by and between the Company and Commave Therapeutics SA.
10.2	Form of Inducement Letter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
10.3	Equity Distribution Agreement, dated July 2, 2021, by and among the Company, JMP Securities LLC and RBC Capital Markets, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 2, 2021).
10.4*#	Amended and Restated 2014 Equity Incentive Plan.
10.5*#	2021 Employee Stock Purchase Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

101.INS**	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (2)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

*	Filed herewith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Unaudited Condensed Statements of Changes in Stockholders' Deficit, (iv) Unaudited Condensed Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text and including detailed tags.

+	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks [***] as the identified confidential portions (i) are not material and (ii) the Registrant customarily and actually treats that information as private or confidential.
#	Indicates management contract or compensatory plan.
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

(2)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KemPharm, Inc.

Date: August 13, 2021	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)