Form 10-Q
period 2021-09-30
KEMPHARM, INC
filed 2021-11-10
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(321) 939-3416
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address, and Former Fiscal Year if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	KMPH	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

Total shares of common stock outstanding as of November 9, 2021: 35,319,426

INDEX

KEMPHARM, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,503	$4,213
Accounts and other receivables	1,619	2,579
Prepaid expenses and other current assets	1,508	1,481
Restricted cash	—	109
Total current assets	134,630	8,382
Property and equipment, net	931	1,039
Operating lease right-of-use assets	1,186	1,350
Other long-term assets	439	438
Total assets	$137,186	$11,209

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,085	$6,647
Current portion of operating lease liabilities	349	327
Current portion of loans payable	—	390
Other current liabilities	1,264	172
Total current liabilities	3,698	7,536
Convertible notes, less current portion, net	—	67,658
Derivative and warrant liability	396	304
Operating lease liabilities, less current portion	1,324	1,587
Loans payable	—	391
Other long-term liabilities	31	145
Total liabilities	5,449	77,621

Commitments and contingencies (Note D)

Stockholders’ equity (deficit):
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021; 9,961,846 shares authorized, no shares issued or outstanding as of December 31, 2020	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 35,317,313 shares issued and outstanding as of September 30, 2021; 4,537,321 shares issued and outstanding as of December 31, 2020	4	0
Additional paid-in capital	396,059	192,062
Accumulated deficit	(264,326)	(258,474)
Total stockholders' equity (deficit)	131,737	(66,412)
Total liabilities and stockholders' equity (deficit)	$137,186	$11,209

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$1,965	$1,925	$26,068	$10,922
Operating expenses:
Royalty and direct contract acquisition costs	0	—	2,000	1,305
Research and development	2,239	1,709	7,352	5,789
General and administrative	1,948	1,429	6,145	5,393
Severance expense	—	—	—	830
Total operating expenses	4,187	3,138	15,497	13,317
(Loss) income from operations	(2,222)	(1,213)	10,571	(2,395)
Other income (expense):
Loss on extinguishment of debt	—	—	(16,096)	—
Interest expense related to amortization of debt issuance costs and discount	—	(578)	(150)	(1,723)
Interest expense on principal	(6)	(1,163)	(221)	(3,620)
Fair value adjustment related to derivative and warrant liability	332	(137)	(92)	(65)
Interest and other income (expense), net	137	48	136	(135)
Total other income (expense)	463	(1,830)	(16,423)	(5,543)
Loss before income taxes	(1,759)	(3,043)	(5,852)	(7,938)
Income tax benefit	—	34	—	34
Net loss	(1,759)	(3,009)	(5,852)	(7,904)
Deemed dividend	—	—	(54,342)	—
Net loss attributable to common stockholders	$(1,759)	$(3,009)	$(60,194)	$(7,904)

Basic net loss per share of common stock:
Net loss	$(0.05)	$(0.68)	$(0.21)	$(2.08)
Net loss attributable to common stockholders	$(0.05)	$(0.68)	$(2.16)	$(2.08)

Diluted net loss per share of common stock:
Net loss attributable to common stockholders	$(0.06)	$(0.68)	$(2.16)	$(2.08)

Weighted average number of shares of common stock outstanding:
Basic	35,217,953	4,425,474	27,904,711	3,794,840
Diluted	35,217,953	4,425,474	27,904,711	3,794,840

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2					Total
	Convertible	Convertible	Convertible	Undesignated		Additional		Stockholders'
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Equity
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	$—	$—	$—	$—	$—	$192,062	$(258,474)	$(66,412)
Net loss	—	—	—	—	—	—	(10,296)	(10,296)
Stock-based compensation expense	—	—	—	—	—	675	—	675
Issuance of common stock in connection with Public Offering, net of discounts and commissions	—	—	—	—	1	49,284	—	49,285
Issuance of common stock in connection with the exercise of warrants in the January 2021 Inducement Transaction, net of discounts and commissions	—	—	—	—	1	40,390	—	40,391
Issuance of common stock in connection with the exercise of common stock warrants	—	—	—	—	—	25,593	—	25,593
Fair value of warrants issued in connection with the Exchange Agreement	—	—	—	—	—	15,990	—	15,990
Fair value of Series B-2 Preferred Stock issued in accordance with the Exchange Agreement	—	—	29,056	—	—	—	—	29,056
Issuance of common stock as a result of Series B-2 Preferred Stock conversion	—	—	(29,056)	—	1	29,055	—	—
Fair value of warrants issued in connection with the January 2021 Inducement Transaction	—	—	—	—	—	38,437	—	38,437
Deemed dividend related the January 2021 Inducement Transaction	—	—	—	—	—	(37,444)	—	(37,444)
Offering expenses charged to equity	—	—	—	—	—	(1,106)	—	(1,106)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	82	—	82
Balance as of March 31, 2021	—	—	—	—	3	353,018	(268,770)	84,251
Net income	—	—	—	—	—	—	6,203	6,203
Stock-based compensation expense	—	—	—	—	—	318	—	318
Issuance of common stock in connection with the exercise of warrants in the June 2021 Inducement Transaction, net of discounts and commissions	—	—	—	—	—	35,455	—	35,455
Issuance of common stock in connection with the exercise of common stock warrants	—	—	—	—	—	4,191	—	4,191
Fair value of warrants issued in connection with the June 2021 Inducement Transaction	—	—	—	—	—	17,089		17,089
Deemed dividend related the June 2021 Inducement Transaction	—	—	—	—	—	(16,898)		(16,898)
Offering expenses charged to equity	—	—	—	—	—	(18)	—	(18)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	72	—	72
Balance as of June 30, 2021	—	—	—	—	3	393,227	(262,567)	130,663
Net loss	—	—	—	—	—	—	(1,759)	(1,759)
Stock-based compensation expense	—	—	—	—	—	620	—	620
Issuance of common stock in connection with the exercise of warrants in the June 2021 Inducement Transaction, net of discounts and commissions	—	—	—	—	1	1,104	—	1,105
Issuance of common stock in connection with the exercise of common stock warrants	—	—	—	—	—	1,035	—	1,035
Issuance of common stock in exchange for consulting services	—	—	—	—	—	73	—	73
Balance as of September 30, 2021	$—	$—	$—	$—	$4	$396,059	$(264,326)	$131,737

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT, CONTINUED

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Deficit
Balance as of January 1, 2020	$—	$—	$—	$—	$—	$171,258	$(245,714)	$(74,456)
Net loss	—	—	—	—	—	—	(5,754)	(5,754)
Stock-based compensation expense	—	—	—	—	—	1,029	—	1,029
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,112	—	1,112
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	—	9,600	—	9,600
Recognition of deferred offering costs in connection with equity line of credit	—	—	—	—	—	121	—	121
Offering expenses charged to equity	—	—	—	—	—	(327)	—	(327)
Balance as of March 31, 2020	—	—	—	—	—	182,793	(251,468)	(68,675)
Net income	—	—	—	—	—	—	859	859
Stock-based compensation expense	—	—	—	—	—	620	—	620
Issuance of common stock in connection with equity line of credit	—	—	—	—	—	1,191	—	1,191
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	—	3,150	—	3,150
Offering expenses charged to equity	—	—	—	—	—	(92)	—	(92)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	84	—	84
Balance as of June 30, 2020	$—	$—	$—	$—	$—	$187,746	$(250,609)	$(62,863)
Net loss	—	—	—	—	—	—	(3,009)	(3,009)
Stock-based compensation expense	—	—	—	—	—	385	—	385
Issuance of common stock in connection with Deerfield Optional Conversion Feature	—	—	—	—	—	3,113	—	3,113
Issuance of common stock in exchange for consulting services	—	—	—	—	—	47	—	47
Balance as of September 30, 2020	$—	$—	$—	$—	$—	$191,291	$(253,618)	$(62,327)

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,852)	$(7,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	16,096	—
Stock-based compensation expense	1,613	2,034
Non-cash interest expense	8	3,583
Amortization of debt issuance costs and debt discount	150	1,723
Depreciation and amortization expense	193	207
Fair value adjustment related to derivative and warrant liability	92	65
Change in estimated deferred offering costs	—	130
Loss on sublease and disposal of property and equipment	76	251
Consulting fees paid in common stock	227	131
Change in assets and liabilities:
Accounts and other receivables	960	(337)
Prepaid expenses and other assets	(1,366)	537
Operating lease right-of-use assets	88	121
Accounts payable and accrued expenses	(1,891)	(1,299)
Operating lease liabilities	(241)	(194)
Other liabilities	1,134	72
Net cash provided by (used in) operating activities	11,287	(880)

Cash flows from investing activities:
Purchases of property and equipment	(85)	(7)
Net cash used in investing activities	(85)	(7)

Cash flows from financing activities:
Proceeds from Public Offering, net of discounts and commissions	49,285	—
Proceeds from January 2021 Inducement Transaction, net of discounts and commissions	41,384	—
Proceeds from June 2021 Inducement Transaction, net of discounts and commissions	36,751	—
Proceeds from equity line of credit	—	2,303
Proceeds from Payment Protection Program loan	—	781
Payment of offering costs	(1,299)	(97)
Repayment of principal on finance lease liabilities	(156)	(168)
Payment of debt issuance costs	(2,881)	(34)
Repayment of principal on convertible notes	(37,924)	—
Net proceeds from exercise of common stock warrants	30,819	—
Net cash provided by financing activities	115,979	2,785
Net increase in cash, cash equivalents and restricted cash	127,181	1,898
Cash, cash equivalents and restricted cash, beginning of period	4,322	3,555
Cash, cash equivalents and restricted cash (2020), end of period	$131,503	$5,453

Supplemental cash flow information:
Cash paid for interest	$213	$71
Facility Notes principal converted to Series B-2 Preferred Stock	31,477	—
2019 Notes principal converted to common stock	—	15,863
Commitment shares issued in connection with equity line of credit included in deferred offering costs	—	121
Amounts due for property and equipment included in accounts payable and accrued expenses	—	4
Amounts due for deferred offering costs included in accounts payable and accrued expenses	70	—
Fair value of warrants issued to underwriters in connection with Public Offering	3,485	—

See accompanying notes to unaudited condensed financial statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.	Description of Business and Basis of Presentation

Organization

KemPharm, Inc. (the “Company”) is a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through its proprietary Ligand Activated Therapy ("LAT") technology. The Company utilizes its proprietary LAT technology to generate improved prodrug versions of U.S. Food and Drug Administration (the "FDA") approved drugs as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. The Company's prodrug product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder ("ADHD"), stimulant use disorder ("SUD") and central nervous system ("CNS") rare diseases, including idiopathic hypersomnia ("IH"). In addition, the Company has received FDA approval for AZSTARYS (formerly referred to as KP415), a new once-daily treatment for ADHD in patients age six years and older, and for APADAZ, an immediate-release combination product containing benzhydrocodone, a prodrug of hydrocodone, and acetaminophen.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that  may be expected for the full year ending  December 31, 2021.

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

Entry into 2020 ELOC Agreement

In February 2020, the Company entered into a purchase agreement for an equity line of credit (the “2020 ELOC Agreement”) with Lincoln Park Capital, LLC ("Lincoln Park") which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $4.0 million of shares of common stock from time to time over the 12-month term of the 2020 ELOC Agreement, and upon execution of the 2020 ELOC Agreement the Company issued an additional 19,289 shares of common stock to Lincoln Park as commitment shares in accordance with the closing conditions within the 2020 ELOC Agreement. Concurrently with entering into the 2020 ELOC Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “2020 ELOC Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of common stock that have been and may be issued to Lincoln Park under the 2020 ELOC Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 or a new registration statement. In May 2020, the Company reached the maximum allowable shares to be issued under the registration statement of 579,260 shares (inclusive of the 19,289 commitment shares) as defined in Section 2(f)(i) of the 2020 ELOC Agreement and therefore cannot issue additional shares under the 2020 ELOC Agreement. Through May 2020, the Company sold 559,971 shares of common stock to Lincoln Park (exclusive of the 19,289 commitment shares) under the 2020 ELOC Agreement for gross proceeds of approximately $2.3 million.

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

Entry into 2021 ATM Agreement

On July 2, 2021, the Company entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. The Company filed a registration statement on Form S-3 covering the sale of the shares of its common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2021 ATM Agreement, which was declared effective on July 12, 2021. As of September 30, 2021, no shares have been issued or sold under the 2021 ATM Agreement.

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

KP415 License Agreement

In September 2019, the Company entered into a Collaboration and License Agreement (the “KP415 License Agreement”) with Commave Therapeutics SA, an affiliate of Gurnet Point Capital (“Commave”). Under the KP415 License Agreement, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-methylphenidate (“d-MPH”), including AZSTARYS, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by the Company containing SDX and developed to treat ADHD or any other CNS disorder (the “Additional Product Candidates” and, collectively with AZSTARYS and KP484, the “Licensed Product Candidates”). Pursuant to the KP415 License Agreement, Commave (i) paid the Company an upfront payment of $10.0 million; (ii) agreed to pay milestone payments of up to $63.0 million upon the occurrence of specified regulatory milestones related to AZSTARYS and KP484; (iii) agreed to pay additional payments of up to $420.0 million upon the achievement of specified U.S. sales milestones; and (iv) has agreed to pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the KP415 License Agreement) for the applicable product.

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

The consideration allocated to the grant of the exclusive, worldwide license was $10.0 million, which reflects the standalone selling price. The Company utilized the adjusted market assessment approach to determine this standalone selling price which included analyzing prospective offers received from various entities throughout our licensing negotiation process as well as the consideration paid to other competitors in the market for a similar type of transaction. The Company determined that the intellectual property licensed under the KP415 License Agreement represented functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time as opposed to over time. The revenue related to the grant of the exclusive, worldwide license was recognized at a point in time at the inception of the KP415 License Agreement.

The consideration allocated to the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, was the fair value of the Development Costs (as defined in the KP415 License Agreement), which reflects the standalone selling price. The Company utilized a blended approach which took into consideration the adjusted market assessment approach and the expected cost plus a margin approach to determine this standalone selling price. This blended approach utilized the adjusted market approach and expected cost plus margin approach to value the performance of consulting services which included analyzing hourly rates of vendors in a market who perform similar services to those of the Company to develop a range and then analyzing the average cost per hour of our internal resources and applying a margin which placed the value in the median of the previously identified range. For the reimbursement of out-of-pocket third-party research and development costs the Company utilized the expected cost plus a margin approach, which included estimating the actual out-of-pocket cost the Company expects to pay to third-parties for research and development costs and applying a margin, if necessary. The Company determined that no margin was necessary for these out-of-pocket third-party research and development costs as these are purely pass-through costs and the margin for managing these third-party activities is included within the value of the performance of consulting services. The Company determined that the performance of consulting services, including reimbursement of out-of-pocket third-party research and development costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable out-of-pocket third-party research and development costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As discussed above, the combination of the standalone selling price of these consulting services and certain out-of-pocket third-party research and development costs for AZSTARYS was the fair value of the Development Costs at inception. These Development Costs effectively created a cap on certain consulting services and out-of-pocket third-party research and development costs identified in the initial product development plan for AZSTARYS which was anticipated at the inception date of the KP415 License Agreement. As of September 30, 2021, the Company has recognized all of the consulting services and out-of-pocket third-party research and development costs under this cap.

Under the KP415 License Agreement, Commave was granted an exclusive right to first negotiation whereby upon completion of a Phase 1 proof-of-concept study, the Company and Commave may negotiate the economic terms under which certain Additional Products may be included as a Product (both as defined in the KP415 License Agreement) under the KP415 License Agreement (the “Additional Product Option”). In addition to the Additional Product Option, Commave was also granted a right of first refusal (“ROFR”) to acquire, license and/or commercialize any of the Additional Product Candidates should they choose not to exercise the Additional Product Option. Should Commave choose to exercise the Additional Product Option on any Additional Product Candidates, Commave and the Company shall negotiate in good faith regarding the economic terms of such Additional Product Candidate. Further, should Commave exercise the ROFR on any Additional Product Candidate, the economic terms of the agreement shall be the same as those offered to the third-party. Under ASC 606 an option to acquire additional goods or services gives rise to a performance obligation if the option provides a material right to the customer. The Company concluded that the above-described Additional Product Option and ROFR do not constitute material rights to the customer as Commave would acquire the goods or services at a to be negotiated price, which the Company expects to approximate fair value and therefore Commave would not receive a material discount on these goods or services compared to market rates.

The Company is entitled to additional payments from Commave conditioned upon the achievement of specified regulatory milestones related to AZSTARYS and KP484 and the achievement of certain U.S. sales milestones. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the KP415 License Agreement) in the U.S. and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the KP415 License Agreement. The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

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

In April 2021, the Company entered into Amendment No. 1 to the KP415 Amendment (the "KP415 Amendment"). Pursuant to the KP415 Amendment, the Company and Commave agreed to modify the compensation terms of the KP415 License Agreement. Pursuant to the KP415 Amendment, Commave paid the Company $10.0 million in connection with the entry into the KP415 Amendment as a result of the regulatory approval of AZSTARYS in the United States which occurred on March 2, 2021. Commave also paid the Company $10.0 million following the receipt of the scheduling determination of the compound SDX by the U.S. Drug Enforcement Agency (the "DEA"), which occurred on May 7, 2021. In addition, the KP415 Amendment increased the total remaining future regulatory and sales milestone payments related to AZSTARYS to up to an aggregate of $590.0 million in payments upon the occurrence of specified regulatory milestones related to AZSTARYS and upon the achievement of specified U.S. net sales milestones. Further, Commave agreed to pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions, including with respect to the final approval label, as described in the KP415 License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term for the applicable product.

Pursuant to the KP415 Amendment, Commave and the Company also agreed to modify Commave’s ROFR such that the Company’s product candidate, KP922, is no longer subject to Commave’ ROFR to acquire, license or commercialize any Additional Product Candidate. Commave’s ROFR shall only apply to any Additional Product Candidate which contains SDX, with such ROFR expiring upon the acceptance of an NDA for such Additional Product Candidate containing SDX.

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

For the three months ended September 30, 2021, the Company recognized minimal revenue under the KP415 License Agreement. For the three months ended September 30, 2020, the Company recognized no revenue under the KP415 License Agreement. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue under the KP415 License Agreement of $20.0 million and $7.3 million, respectively. There was no deferred revenue related to this agreement as of September 30, 2021 or December 31, 2020.

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

The APADAZ License Agreement will terminate on the later of the date that all of the patent rights for APADAZ have expired in the United States or KVK’s cessation of commercialization of APADAZ in the United States. KVK may terminate the APADAZ License Agreement upon 90 days written notice if a regulatory authority in the United States orders KVK to stop sales of APADAZ due to a safety concern. In addition, KVK may terminate the APADAZ License Agreement without cause upon 18 months prior written notice. The Company  may terminate the APADAZ License Agreement if KVK stops conducting regulatory activities for or commercializing APADAZ in the United States for a period of six months, subject to specified exceptions, or if KVK or its affiliates challenge the validity, enforceability or scope of any licensed patent under the APADAZ License Agreement. Both parties may terminate the APADAZ License Agreement (i) upon a material breach of the APADAZ License Agreement, subject to a 30-day cure period, (ii) if the other party encounters bankruptcy or insolvency or (iii) if the Initial Adoption Milestone is not achieved. Upon termination, all licenses and other rights granted by the Company to KVK pursuant to the APADAZ License Agreement would revert to the Company.

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

The Company determined that the performance of consulting services, including reimbursement of third-party pass-through costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable third-party pass-through costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As of September 30, 2021, the Company has recognized approximately 70% of the consulting services and third-party pass-through costs under the Corium Consulting Agreement.

For the three and nine months ended  September 30, 2021, the Company recognized revenue under the Corium Consulting Agreement of $2.0 million and $5.9 million, respectively. For each of the three and nine months ended September 30, 2020, the Company recognized revenue under the Corium Consulting Agreement of $1.9 million. As of September 30, 2021, the Company had deferred revenue related to this agreement of $0.3 million. As of December 31, 2020, the Company had deferred revenue related to this agreement of $0.1 million.

Other Consulting Arrangements

For the three months ended September 30, 2021 and 2020, the Company recognized no revenue under other consulting arrangements. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue under other consulting arrangements of $0.2 million and $1.7 million, respectively. There was no deferred revenue from other consulting arrangements as of September 30, 2021 or December 31, 2020.

Accounts and Other Receivables

Accounts and other receivables consist of receivables under the KP415 License Agreement and Corium Consulting Agreement, as well as receivables related to other consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the KP415 License Agreement and Corium Consulting Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and performance of consulting services. These receivables, as well as the receivables related to other consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of September 30, 2021, the Company had receivables related to the Corium Consulting Agreement of $1.2 million and other consulting arrangements of $0.1 million. As of December 31, 2020, the Company had receivables related to the Corium Consulting Agreement of $2.1 million and other consulting arrangements of $0.4 million. As of September 30, 2021, and December 31, 2020, no reserve or allowance for doubtful accounts has been established.

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

Application of New or Revised Accounting Standards—Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company does not believe the adoption of ASU 2020-06 will have a material impact on the Company’s financial statements and disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the FASB Emerging Issues Task Force (“ASU 2021-04”), which aims to clarify and reduce diversity in issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This update applies to all entities that issue freestanding written call options that are classified in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company does not believe the adoption of ASU 2021-04 will have a material impact on the Company’s financial statements and disclosures.

C.	Debt Obligations

As of September 30, 2021, the Company had no convertible notes outstanding. As of December 31, 2020, the Company had convertible notes outstanding in the aggregate principal amount of $68.2 million.

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

As of September 30, 2020, the Deerfield Lenders had converted all $17.1 million of principal under the December 2019 Notes into all 1,777,437 shares of common stock available under the Deerfield Optional Conversion Feature.

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

The changes to the Facility Notes, under the December 2020 Exchange Agreement, were accounted for as a debt extinguishment as the cash flows immediately after the December 2020 Exchange Agreement were substantially different from the cash flows immediately prior to the December 2020 Exchange Agreement and while the Company was experiencing financial difficulties it was determined that the lender did not grant a concession. As such, a loss of extinguishment related to the extinguishment of the old notes is recorded in the unaudited condensed statement of operations for the nine months ended September 30, 2021 and additional debt issuance costs related the new notes were capitalized and amortized using the effective interest method through the Payoff of Facility Agreement Notes (discussed below).

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

The Company determined the payoff letter met the liability derecognition threshold under ASC 405-20, Liabilities - Extinguishment of Liabilities, as the Company repaid the debt (and has been relieved of the related obligation) without entering into new debt with the Facility Agreement Note Holders and there is no other continuing debt with the Facility Agreement Note Holders. The payoff letter resulted in a loss on extinguishment of debt which is recorded on the unaudited condensed statements of operations for the nine months ended September 30, 2021.

PPP Loan

On April 23, 2020, the Company received proceeds of $0.8 million from the PPP Loan under the PPP of the CARES Act, a portion of which may be forgiven, which the Company used to retain current employees, maintain payroll and make lease and utility payments. In June 2021, the Company received notice from the U.S. Small Business Administration that the principal and interest due under its PPP Loan had been forgiven in full. This gain on extinguishment is shown within other income (expense) on the condensed statements of operations for the nine months ended September 30, 2021.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of  September 30, 2021, and December 31, 2020, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of September 30, 2021, the Company had 10,000,000 shares of authorized, unallocated and unissued preferred stock.

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

In June 2021, the Company filed with the Secretary of State of the State of Delaware: (i) a Certificate of Elimination of Series A Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 9,578 shares designated as Series A Convertible Preferred Stock; (ii) a Certificate of Elimination of Series B-1 Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 1,576 shares designated as Series B-1 Convertible Preferred Stock; and (iii) a Certificate of Elimination of Series B-2 Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 31,480 shares designated as Series B-2 Convertible Preferred Stock. As of September 30, 2021, no shares of preferred stock were designated, issued or outstanding.

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

In March 2021, all shares of Series B-2 Preferred Stock converted into 4,842,699 shares of common stock.

F.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of  September 30, 2021, and December 31, 2020, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 35,317,313 and 4,537,321 shares of common stock were issued and outstanding as of  September 30, 2021, and December 31, 2020, respectively.

As of  September 30, 2021 and December 31, 2020, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2021	December 31, 2020
Conversion of Deerfield Convertible Note	—	81,101
Conversion of January 2020 Note	—	34,615
Conversion of December 2019 Notes	—	625,747
Outstanding awards under equity incentive plans	1,169,379	355,785
Outstanding common stock warrants	4,252,600	151,442
Possible future issuances under equity incentive plans	4,314,435	47,825
Possible future issuances under employee stock purchase plans	1,500,000	—
Total common shares reserved for future issuance	11,236,414	1,296,515

Common Stock Activity

The following table summarizes common stock activity for the nine months ended September 30, 2021:

Shares of Common Stock
Balance as of December 31, 2020	4,537,321
Common stock issued as a result of the Public Offering	7,139,498
Common stock issued as a result of Series B-2 Preferred Stock conversions	4,842,699
Common stock issued as a result of warrant exercises	11,951,038
Common stock issued as compensation to third-parties	9,600
Balance as of March 31, 2021	28,480,156
Adjustment for cash paid in lieu of DTC fractional shares	(1,356)
Common stock issued as a result of warrant exercises	6,489,183
Common stock issued as compensation to third-parties	9,940
Balance as of June 30, 2021	34,977,923
Common stock issued as a result of warrant exercises	332,289
Common stock issued as compensation to third-parties	7,101
Balance as of September 30, 2021	35,317,313

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

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the APADAZ License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset in the balance sheets. As of September 30, 2021 and December 31, 2020, a contract asset of $0.4 million is recorded in other long-term assets on the balance sheets related to the KVK Warrant.

Pre-Funded Warrants

On January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued pre-funded warrants to purchase 926,844 shares of the Company’s common stock to specified investors in the Public Offering. Each pre-funded warrant had an initial exercise price per share equal to $0.0001. The pre-funded warrants were immediately exercisable. The pre-funded warrants were exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of common stock purchased upon such exercise. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder was able to elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the pre-funded warrants. In January 2021, all pre-funded warrants were exercised for 926,841 shares of common stock and gross proceeds of approximately $72.

Warrants to Purchase Common Stock

On January 12, 2021, pursuant to the terms of the Underwriting Agreement and December 2020 Exchange Agreement, the Company issued warrants to purchase 12,078,361 shares of the Company’s common stock (collectively, the “Offering Warrants”) in the Public Offering and in connection with the transactions contemplated under the December 2020 Exchange Agreement. The Offering Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.50 per share. The Offering Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the Offering Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Offering Warrants. A holder (together with its affiliates) may not exercise any portion of the Offering Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the Offering Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the Offering Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the Offering Warrants, including any voting rights, until they exercise their Offering Warrants. The Offering Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the Offering Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the Offering Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Offering Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the warrants have the right to require the Company or a successor entity to redeem the Offering Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the Offering Warrants have the right to require the Company or a successor entity to redeem the Offering Warrants in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. The Offering Warrants meet the equity classification requirements and thus are recorded in additional paid-in capital on the unaudited condensed balance sheets. As of September 30, 2021, 3,461,858 Offering Warrants have been exercised for 3,030,881 shares of common stock and gross proceeds of approximately $16.9 million. These amounts are exclusive of the Offering Warrants exercised as part of the January 2021 Inducement Transaction discussed below.

Underwriter Warrant

On January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued to the Underwriter a warrant to purchase 806,932 shares of the Company’s common stock (the “Underwriter Warrant”). The Underwriter Warrant is subject to substantially the same terms and conditions as the Warrants, provided that the exercise price for the Underwriter Warrant is $8.125 per share. If the Underwriter exercises any additional portion of its over-allotment option, then the Company shall issue the Underwriter an additional Underwriter Warrant exercisable for a number of shares of common stock equal to 5.0% of the number of shares of common stock issued in such over-allotment exercise (including the shares of common stock issuable upon the exercise of any Warrants issued in connection therewith). In connection with the closing of the Underwriter's partial exercise of its over-allotment option, on February 3, 2021, the Underwriter was issued an additional warrant to purchase 18,702 shares of common stock. As of September 30, 2021, 400,000 Underwriter Warrants have been exercised for 400,000 shares of common stock and gross proceeds of approximately $3.3 million.

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

The January 2021 Inducement Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.36 per share. The January 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the January 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates) may not exercise any portion of the January 2021 Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% (or, upon election by a holder prior to the issuance of its January 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the January 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the January 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the January 2021 Inducement Warrants, including any voting rights, until they exercise their January 2021 Inducement Warrants. The January 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the January 2021 Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the January 2021 Inducement Warrants will be entitled to receive upon exercise of the January 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the January 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the January 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the  January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the January 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of September 30, 2021, 1,676,921 January 2021 Inducement Warrants have been exercised for 1,676,921 shares of common stock and gross proceeds of approximately $10.7 million. These amounts are exclusive of the January 2021 Inducement Warrants exercised as part of the June 2021 Inducement Transaction discussed below.

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

The June 2021 Inducement Warrants were immediately exercisable and expire on December 31, 2026, at an exercise price per share of common stock equal to $16.50 per share. The June 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the June 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates) may not exercise any portion of the June 2021 Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% (or, upon election by a holder prior to the issuance of its June 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the June 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the June 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the June 2021 Inducement Warrants, including any voting rights, until they exercise their June 2021 Inducement Warrants. The June 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the June 2021 Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the June 2021 Inducement Warrants will be entitled to receive upon exercise of the June 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the June 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the June 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the  June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the June 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of September 30, 2021, no June 2021 Inducement Warrants have been exercised.

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

In  November 2014, the Board of Directors of the Company ("the Board"), and in  April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in  April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In June 2021, the Board and the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan") which among other things added 4.9 million shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until January 1, 2031. The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan is 5,489,660 as of  September 30, 2021. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on  January 1 of each year, beginning on  January 1, 2016, and ending on and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on  December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on  January 1, 2021, the common stock reserved for issuance under the 2014 Plan automatically increased by 181,492 shares.

During 2020, the Company granted to certain consultants fully vested restricted stock awards (“RSAs”) under the 2014 Plan. The RSAs were granted as compensation in accordance with each consultants consulting agreement for services performed during 2020. For the three and nine months ended September 30, 2020, RSAs were granted for a total of 1,384 and 9,205 shares of common stock, respectively. No RSAs were granted during the three and nine months ended September 30, 2021.

During the three and nine months ended September 30, 2020, stock options were exercised for a total of 279 shares of common stock. No stock options were exercised during the three or nine months ended September 30, 2021.

Stock-based compensation expense recorded under the Incentive Stock Plan and the 2014 Plan is included in the following line items in the accompanying statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$201	$157	$630	$748
General and administrative	419	228	983	866
Severance expense	—	—	—	420
Total stock-based compensation expense	$620	$385	$1,613	$2,034

There was $0.3 million of stock-based compensation expense related to performance-based awards recognized during the nine months ended September 30, 2020. There was $0.4 million of stock-based compensation expense related to performance-based awards recognized during the nine months ended September 30, 2021. There was no stock-based compensation expense related to performance-based awards recognized during the three months ended September 30, 2020, or 2021.

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

The fair values of the Deerfield Convertible Note, December 2019 Notes and the January 2020 Note were $7.3 million, $56.2 million and $3.1 million, respectively, as of  December 31, 2020. The Deerfield Convertible Note, December 2019 Notes and the January 2020 Note were all extinguished in the first quarter of 2021 and therefore had no value as of September 30, 2021. The Deerfield Convertible Note, December 2019 Notes and the  January 2020 Note fell within Level 3 of the fair value hierarchy as their value was based on the credit worthiness of the Company, which was an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the Deerfield Convertible Note, December 2019 Notes and the January 2020 Note as of December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2021, and December 31, 2020 (in thousands):

	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$339	$—	$—	$339
Embedded Warrant Put Option	22	—	—	22
KVK Warrant liability	35	—	35	—
Total liabilities	$396	$—	$35	$361

	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$230	$—	$—	$230
Embedded Warrant Put Option	25	—	—	25
Deerfield Note Conversion Feature	—	—	—	—
KVK Warrant liability	49	—	49	—
Total liabilities	$304	$—	$49	$255

The Company’s Deerfield Warrant liability and embedded Warrant Put Option are, and the embedded Deerfield Note Put Option was, measured at fair value on a recurring basis. As of  September 30, 2021, the Deerfield Warrant liability and embedded Warrant Put Option are, and as of December 31, 2020, the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Conversion Feature were, reported on the unaudited condensed balance sheets in derivative and warrant liability. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability, embedded Warrant Put Option and the embedded Deerfield Note Conversion Feature for all periods presented. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability and embedded Warrant Put Option are, and changes in the fair value of the embedded Deerfield Note Put Option were (through December 31, 2020), reflected in the unaudited condensed statements of operations for the three and nine months ended September 30, 2021, and 2020 as a fair value adjustment related to derivative and warrant liability.

The derivative liability for the Deerfield Warrant was $339,000 and $230,000 at September 30, 2021, and December 31, 2020, respectively. The derivative liability for the embedded Warrant Put Option was $22,000 and $25,000 at September 30, 2021 and December 31, 2020, respectively. The derivative liability for the Deerfield Note Conversion Feature had no value at December 31, 2020. A 10% increase in the enterprise value would result in an increase of $58,000 in the estimated fair value of the Deerfield Warrant liability and an increase of $4,000 in the estimated fair value of the embedded Warrant Put Option liability. In addition, the Company assumed a weighted-average probability of a liquidity event occurring of approximately 23% with an estimated probability-weighted value of approximately $63.3 million and a weighted-average probability of a fundamental change event occurring of approximately 28% with an estimated probability-weighted value of approximately $800 million, respectively, with estimated timing in each scenario of the first quarter of 2023.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of September 30, 2021, and December 31, 2020, the KVK Warrant liability is reported on the unaudited condensed balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the unaudited condensed statements of operations for the three and nine months ended September 30, 2021, and 2020 as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance as of beginning of period	$666	$38	$255	$96
Adjustment to fair value	(305)	115	106	57
Balance as of end of period	$361	$153	$361	$153

I.	Net Loss Per Share

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

Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2020, because the effects of potentially dilutive items were anti-dilutive for the respective periods. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Conversion of Deerfield Convertible Note	—	79,748	—	79,748
Conversion of January 2020 Note	—	34,037	—	34,037
Conversion of December 2019 Notes	—	615,307	—	615,307
Awards under equity incentive plans	1,169,379	354,379	1,169,379	354,379
Common stock warrants	4,101,158	151,442	4,221,350	151,442
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	5,270,537	1,234,913	5,390,729	1,234,913

A reconciliation from net loss to basic net loss per share of common stock, basic net loss attributable to common stockholders per share of common stock and diluted net loss attributable to common stockholders per share of common stock for the three and nine months ended September 30, 2021, and 2020 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic net loss per share of common stock:

Net loss	$(1,759)	$(3,009)	$(5,852)	$(7,904)
Less: Net loss attributable to participating securities	—	—	—	—
Undistributed net loss, basic	$(1,759)	$(3,009)	$(5,852)	$(7,904)
Weighted average number of shares of common stock outstanding, basic	35,218	4,425	27,905	3,795
Basic net loss per share of common stock	$(0.05)	$(0.68)	$(0.21)	$(2.08)

Net loss	$(1,759)	$(3,009)	$(5,852)	$(7,904)
Less: Dividends declared or accumulated	—	—	(54,342)	—
Net loss attributable to common stockholders	$(1,759)	$(3,009)	$(60,194)	$(7,904)
Less: Net loss attributable to participating securities	—	—	—	—
Undistributed net loss attributable to shares of common stockholders, basic	$(1,759)	$(3,009)	$(60,194)	$(7,904)
Weighted average number of shares of common stock outstanding, basic	35,218	4,425	27,905	3,795
Basic net loss attributable to common stockholders per share of common stock	$(0.05)	$(0.68)	$(2.16)	$(2.08)

Diluted net loss per share of common stock:

Undistributed net loss attributable to common stockholders	$(1,759)	$(3,009)	$(60,194)	$(7,904)
Less: Fair value adjustment income related to Deerfield Warrant liability	(290)	—	—	—
Less: Fair value adjustment income related to embedded Warrant Put Option	(16)	—	—	—
Less: Fair value adjustment income related to KVK Warrant liability	(27)	—	(14)	—
Undistributed net loss attributable to common stockholders, diluted	$(2,092)	$(3,009)	$(60,208)	$(7,904)
Weighted average number of shares of common stock outstanding, basic	35,218	4,425	27,905	3,795
Dilutive effect of awards under equity incentive plans	—	—	—	—
Dilutive effect of Deerfield Warrant	0	—	—	—
Dilutive effect of KVK Warrant	0	—	0	—
Dilutive effect of other common stock warrants	—	—	—	—
Weighted average number of shares of common stock outstanding, diluted	35,218	4,425	27,905	3,795
Diluted net loss attributable to common stockholders per share of common stock	$(0.06)	$(0.68)	$(2.16)	$(2.08)

J.	Severance Expense

In  February 2020, the Company eliminated the chief business officer role. In connection with the elimination, the chief business officer was entitled to severance benefits as documented in his Amended and Restated Employment Agreement entered into in June 2015. The severance benefits consisted of personnel and other related charges of approximately $0.4 million and stock compensation expense of approximately $0.4 million related to the acceleration of vesting on unvested shares subject to certain stock options. These severance benefits are presented as severance expense in the unaudited condensed statements of operations for the nine months ended September 30, 2020. As of December 31, 2020, the Company had accrued severance expense recorded within accounts payable and accrued expenses in the amount of $0.1 million. For the three months ended September 30, 2020, and the three and nine months ended September 30, 2021, there was no severance expense. As of September 30, 2021, there was no accrued severance expense.

K.	Leases

The Company has operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. The Company's leases have remaining lease terms of less than 1 year to approximately 4 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year. In February 2020, the Company agreed to sublease office space in Florida, comprised of one of the two contiguous suites, under a non-cancelable operating lease, which expires in February 2026. In October 2020, the Company agreed to terminate this sublease, in exchange for a termination payment, due to financial difficulties encountered by the subtenant as a result of COVID-19.

Effective June 1, 2021, the Company agreed to sublease office space in Florida, comprised of one of the two contiguous suites, under a non-cancelable operating lease, which expires in February 2026.

The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Cost	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$32	$31	$96	$92
Interest on lease liabilities	2	4	9	19
Total finance lease cost	34	35	105	111
Operating lease cost	91	91	274	272
Short-term lease cost	50	49	149	160
Variable lease cost	13	14	34	41
Less: sublease income	(39)	(40)	(52)	(93)
Total lease costs	$149	$149	$510	$491

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$9	$19
Financing cash flows from finance leases	156	168
Operating cash flows from operating leases	344	334
Operating cash flows from short-term leases	149	160
Operating cash flows from variable lease costs	34	41

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	—	20

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	September 30,	December 31,
	2021	2020
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(619)	(523)
Property and equipment, net	$412	$508

Other current liabilities	$32	$172
Other long-term liabilities	7	22
Total finance lease liabilities	$39	$194

Operating Leases
Operating lease right-of-use assets	$1,186	$1,350
Total operating lease right-of-use assets	$1,186	$1,350

Current portion of operating lease liabilities	$349	$327
Operating lease liabilities, less current portion	1,324	1,587
Total operating lease liabilities	$1,673	$1,914

Weighted Average Remaining Lease Term
Finance leases (years)	1	1
Operating leases (years)	4	5

Weighted Average Discount Rate
Finance leases	10.5%	8.5%
Operating leases	7.5%	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2021 (excluding the nine months ended September 30, 2021)	$18	$116
2022	18	463
2023	6	472
2024	—	484
2025	—	390
Thereafter	—	30
Total lease payments	42	1,955
Less: future interest expense	(3)	(282)
Lease liabilities	$39	$1,673

L.	Subsequent Events

On October 19, 2021, the Company announced that its shares of common stock were approved for listing to The Nasdaq Global Select Market. Trading on The Nasdaq Global Select Market commenced effective with the open of business on October 19, 2021, under the Company’s ticker symbol, “KMPH”. The Company was previously listed on The Nasdaq Capital Market, following its uplisting to the exchange in January 2021.

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

Overview

We are a specialty pharmaceutical company focused on the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT, technology. We utilize our proprietary LAT technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our product candidate pipeline is focused on the high need areas of attention deficit hyperactivity disorder, or ADHD, stimulant use disorder, or SUD, and central nervous system, or CNS, rare diseases, including idiopathic hypersomnia, or IH. Our newly approved product, AZSTARYS, formerly referred to as KP415, and KP484, are both based on a prodrug of d-methylphenidate, or d-MPH, but with differing extended-release, or ER, effect profiles, and are intended for the treatment of ADHD. Our lead clinical development product candidate, KP879, is also based on a prodrug of d-MPH and is intended for the treatment of SUD. Our preclinical prodrug product candidate for the treatment of IH, is KP1077. We have entered into a collaboration and license agreement with Commave Therapeutics SA (formerly known as Boston Pharmaceuticals S.A.), an affiliate of Gurnet Point Capital, or Commave, for the development, manufacture and commercialization of AZSTARYS, and any other of our product candidates containing serdexmethylphenidate, or SDX, and d-MPH.  In addition, we have entered into a commercial partnership with KVK-Tech, Inc., or KVK, for APADAZ, an FDA approved immediate-release, or IR, combination product of benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, or APAP, for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

We expect that our sources of revenues will be through payments arising from our license agreements with Commave and KVK, our consulting agreement with Corium and through other consulting arrangements and any other future arrangements we might enter into related to one of our other product candidates. To date, we have generated revenue from the KP415 License Agreement in the form of the non-refundable upfront payment of $10.0 million, of which we paid Aquestive $1.0 million as a royalty payment, a regulatory milestone payment of $5.0 million following the FDA’s acceptance of the AZSTARYS NDA, of which we paid Aquestive $0.5 million as a royalty payment, a regulatory milestone payment of $10.0 million following the FDA's approval of the AZSTARYS NDA, of which we paid Aquestive $1.0 million, a regulatory milestone payment of $10.0 million following the U.S. Drug Enforcement Administration's, or DEA, scheduling determination of SDX, of which we paid Aquestive $1.0 million, royalties on product sales, reimbursement of out-of-pocket third-party research and development costs and payments related to the performance of consulting services. In addition, we have generated revenue under the Corium Consulting Agreement and other consulting arrangements for the performance of consulting services as well as reimbursement of out-of-pocket third-party costs associated with those services.

In March 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Corium will lead the commercialization of AZSTARYS per the KP415 License Agreement. Corium commercially launched AZSTARYS in the U.S. during the third quarter of 2021.

In May 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary active pharmaceutical ingredient, or API, in AZSTARYS, was classified as a Schedule IV controlled substance by the DEA. AZSTARYS is classified as a Schedule II controlled substance as it includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively.

We have historically had negative cash flows from operations. Our cash flows provided by (used in) operations for the nine months ended September 30, 2021, and 2020 were $11.3 million and ($0.9) million, respectively.

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

On January 7, 2021, our common stock was approved for listing on The Nasdaq Capital Market. Our common stock began trading on The Nasdaq Capital Market on January 8, 2021, under the ticker symbol “KMPH”.

On October 19, 2021, our common stock was approved for listing on The Nasdaq Global Select Market. Our common stock began trading on The Nasdaq Global Select Market on that date, under the ticker symbol “KMPH”.

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

We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement, the Form S-3 was declared effective on July 12, 2021. As of September 30, 2021, no shares have been issued or sold under the Equity Distribution Agreement.

Our Product Candidates and Approved Products

We have employed our proprietary LAT technology to create a portfolio of product candidates and approved products that we believe will offer significant improvements over FDA-approved and widely-prescribed drugs.

A selection of our product candidates and approved products are summarized in the table below:

Selected KemPharm Partnered and Other Development Assets

Product Candidate
Parent Drug (Effect Profile)	/ Product	Development	Next
(Indication)	(Status)	Status	Milestone
Methylphenidate (ER) (SUD)	KP879*	Clinical	Report Proof-of-Concept Study Data - Q4 2021
Prodrug (IH)	KP1077*	Preclinical	Pre-IND Meeting - Q4 2021
Methylphenidate (ER) (ADHD)	KP484 (Partnered)	Clinical	Initiation of Pivotal Efficacy Trial - To Be Determined by Partner
Methylphenidate (ER) (ADHD)	AZSTARYS (Partnered)	FDA Approved	Tracking Payor Contracts and TRx's
Hydrocodone/APAP (IR) (Pain)	APADAZ (Partnered)	FDA Approved	Tracking Payor Contracts and TRx's

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

The APADAZ License Agreement will terminate on the later of the date that all of the patent rights for APADAZ have expired in the United States or KVK’s cessation of commercialization of APADAZ in the United States. KVK may terminate the APADAZ License Agreement upon 90 days written notice if a regulatory authority in the United States orders KVK to stop sales of APADAZ due to a safety concern. In addition, KVK may terminate the APADAZ License Agreement without cause upon 18 months prior written notice. We may terminate the APADAZ License Agreement if KVK stops conducting regulatory activities for or commercializing APADAZ in the United States for a period of six months, subject to specified exceptions, or if KVK or its affiliates challenge the validity, enforceability or scope of any licensed patent under the APADAZ License Agreement. Both parties may terminate the APADAZ License Agreement (i) upon a material breach of the APADAZ License Agreement, subject to a 30-day cure period, (ii) the other party encounters bankruptcy or insolvency or (iii) if the Initial Adoption Milestone is not achieved. Upon termination, all licenses and other rights granted by us to KVK pursuant to the APADAZ License Agreement would revert to us.

The APADAZ License Agreement also established a joint steering committee, which monitors progress of the commercialization of APADAZ.

Other Third-Party Agreements

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS, KP484, KP879 or KP1077, and any product candidates containing SDX, including royalty payments on any license of AZSTARYS, KP484, KP879 or KP1077, the sale of AZSTARYS, KP484, KP879 or KP1077 to a third party, the commercialization of AZSTARYS, KP484, KP879 or KP1077 and the portion of any consideration that is attributable to the value of AZSTARYS, KP484, KP879 or KP1077 and paid to us or our stockholders in a change of control transaction. In connection with the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment we received in the third quarter of 2019, the regulatory milestone payment we received in the second quarter of 2020 and the regulatory milestone payments we received in the first and second quarter of 2021.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Period-to-
	2021	2020	Period Change
Revenue	$1,965	$1,925	$40
Operating expenses:
Royalty and direct contract acquisition costs	0	—	0
Research and development	2,239	1,709	530
General and administrative	1,948	1,429	519
Total operating expenses	4,187	3,138	1,049
Loss from operations	(2,222)	(1,213)	(1,009)
Other income (expense):
Interest expense related to amortization of debt issuance costs and discount	—	(578)	578
Interest expense on principal	(6)	(1,163)	1,157
Fair value adjustment related to derivative and warrant liability	332	(137)	469
Interest and other income, net	137	48	89
Total other income (expense)	463	(1,830)	2,293
Loss before income taxes	(1,759)	(3,043)	1,284
Income tax benefit	—	34	(34)
Net loss	$(1,759)	$(3,009)	$1,250

Net Loss

Net loss for the three months ended September 30, 2021, was $1.8 million, compared to net loss for the three months ended September 30, 2020, of $3.0 million. The change was primarily attributable to a decrease in net interest expense and other items of $1.8 million and a change in non-cash fair value adjustment related to derivative and warrant liability of $0.5 million, partially offset by an increase in loss from operations of $1.0 million.

Revenue

Revenue for the three months ended September 30, 2021, was $2.0 million, compared to revenue for the three months ended September 30, 2020, of $1.9 million. The decrease was primarily attributable to normal fluctuation in reimbursements revenue related to the Corium Consulting Agreement.

Research and Development

Research and development expenses increased by $0.5 million, from $1.7 million for the three months ended September 30, 2020, to $2.2 million for the three months ended September 30, 2021. This increase was primarily attributable to an increase third-party research and development costs of $0.1 million, an increase in personnel-related costs of $0.3 million and an increase in other research and development costs of $0.1 million.

General and Administrative

General and administrative expenses increased by $0.5 million, from $1.4 million for the three months ended September 30, 2020, to $1.9 million for the three months ended September 30, 2021. This increase was primarily attributable to an increase in professional fees of $0.3 million and an increase in personnel-related costs of $0.2 million.

Other Income (Expense)

Other income (expense) changed by $2.3 million, from expense of $1.8 million for the three months ended September 30, 2020, to income of $0.5 million for the three months ended September 30, 2021. This period-to-period change was primarily attributable to a decrease in net interest expense and other items of $1.8 million and a change in non-cash fair value adjustment related to derivative and warrant liability of $0.5 million.

Comparison of the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,		Period-to-
	2021	2020	Period Change
Revenue	$26,068	$10,922	$15,146
Operating expenses:
Royalty and direct contract acquisition costs	2,000	1,305	695
Research and development	7,352	5,789	1,563
General and administrative	6,145	5,393	752
Severance expense	—	830	(830)
Total operating expenses	15,497	13,317	2,180
Income (loss) from operations	10,571	(2,395)	12,966
Other (expense) income:
Loss on extinguishment of debt	(16,096)	—	(16,096)
Interest expense related to amortization of debt issuance costs and discount	(150)	(1,723)	1,573
Interest expense on principal	(221)	(3,620)	3,399
Fair value adjustment related to derivative and warrant liability	(92)	(65)	(27)
Interest and other (expense) income, net	136	(135)	271
Total other expenses	(16,423)	(5,543)	(10,880)
Loss before income taxes	(5,852)	(7,938)	2,086
Income tax benefit	—	34	(34)
Net loss	$(5,852)	$(7,904)	$2,052

Net Loss

Net loss for the nine months ended September 30, 2021, was $5.9 million, compared to net loss for the nine months ended September 30, 2020, of $7.9 million. The change was primarily attributable to a loss on extinguishment of debt of $16.1 million, partially offset by a change in income (loss) from operations of $13.0 million and a decrease in net interest expense and other items of $5.2 million. In accordance with the January 2021 and June 2021 Inducement Transactions we recognized deemed dividends of $37.4 million and $16.9 million, respectively. These deemed dividends represent the difference between the grant date fair value of the respective inducement warrants and the purchase price of the respective inducement warrants. These deemed dividends are added to net loss to arrive at net loss attributable to common stockholders on the unaudited condensed statements of operations.

Revenue

Revenue for the nine months ended September 30, 2021, was $26.1 million, an increase of $15.1 million compared to revenue for the nine months ended September 30, 2020, of $10.9 million. The increase was primarily attributable to two regulatory milestone payments on the KP415 License Agreement of $10.0 million each that were earned when the FDA approved the NDA for AZSTARYS in March 2021 and upon the scheduling of SDX by the DEA in May 2021, partially offset by a regulatory milestone payment on the KP415 License Agreement of $5.0 million that was earned when the FDA accepted the NDA for KP415 in the second quarter of 2020.

Royalty and Direct Contract Acquisition Costs

Royalties and direct contract acquisition costs for the nine months ended September 30, 2021, was $2.0 million, an increase of $0.7 million compared to royalty and direct contract acquisition costs for the nine months ended September 30, 2020, of $1.3 million. The increase was primarily attributable to two royalty payments of $1.0 million each due to Aquestive related to the regulatory milestone payments on the KP415 License Agreement that were earned in the first and second quarter of 2021, partially offset by a royalty payment of $0.5 million due to Aquestive related to the regulator milestone payment on the KP415 License Agreement that was recognized in the second quarter of 2020 and the recognition of previously capitalized direct contract acquisition costs related to entering into the KP415 License Agreement that were recognized pro-rata along with the revenue from the agreement during 2020.

Research and Development

Research and development expenses increased by $1.6 million, from $5.8 million for the nine months ended September 30, 2020, to $7.4 million for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in third-party research and development costs of $0.8 million and an increase in personnel-related costs of $0.6 million, partially offset by a decrease in other research and development costs of $0.2 million.

General and Administrative

General and administrative expenses increased by $0.8 million, from $5.4 million for the nine months ended September 30, 2020, to $6.1 million for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in professional fees of $0.5 million and an increase in personnel-related costs of $0.3 million.

Severance Expense

Severance expense of $0.8 million was recognized for the nine months ended September 30, 2020, due to the termination of our chief business officer in February 2020. Severance expense was comprised of $0.4 million of personnel and other related charges and $0.4 million of stock compensation expense related to the acceleration of vesting on certain stock options upon employee termination. We had no severance expense for the nine months ended September 30, 2021.

Other Expense

Other expenses increased by $10.9 million, from $5.5 million for the nine months ended September 30, 2020, to $16.4 million for the nine months ended September 30, 2021. This period-to-period increase in expense was primarily attributable to a loss on extinguishment of debt of $16.1 million during the first quarter of 2021, partially offset by a decrease in net interest expense and other items of $5.2 million.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2021, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements. As of September 30, 2021, we had cash and cash equivalents of $131.5 million.

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

Convertible Debt

As of September 30, 2021, we had no convertible notes outstanding. During the first quarter of 2021 we repaid in full the convertible notes and terminated the Deerfield Facility Agreement.

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

The 2021 Notes were issued pursuant to an indenture, dated as of February 9, 2016, between us and U.S. Bank National Association, as trustee. Interest on the 2021 Notes was payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2016, at a rate of 5.50% per year. The 2021 Notes originally matured on February 1, 2021, unless earlier converted or repurchased.

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

In March 2021, all shares of Series B-2 Preferred Stock converted into common stock.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$11,287	$(880)
Net cash used in investing activities	(85)	(7)
Net cash provided by financing activities	115,979	2,785
Net increase in cash, cash equivalents and restricted cash	$127,181	$1,898

Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities of $11.3 million consisted of $18.5 million in adjustments for non-cash items, partially offset by a net loss of $5.9 million and $1.3 million in changes in working capital. The adjustments for non-cash items primarily consisted of a loss on extinguishment of debt of $16.1 million, stock-based compensation expense of $1.6 million, amortization of debt issuance costs and debt discount of $0.2 million, a change in the fair value adjustment related to derivative and warrant liabilities of $0.1 million and $0.5 million related to depreciation, amortization and other items. Net loss was primarily attributable to a loss on extinguishment of debt and our spending on research and development programs and operating costs, partially offset by revenue received under the KP415 License Agreement and the Corium Consulting Agreement. The changes in working capital consisted of $1.9 million related to a change in accounts payable and accrued expenses, $0.2 million related to a change in operating lease liabilities and $1.4 million related to a change in prepaid expenses and other assets, partially offset by $1.0 million related to a change in accounts and other receivables, $0.1 million related to a change in operating lease right-of-use assets and $1.1 million related to a change in other liabilities.

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

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $85,000, which was attributable to purchases of property and equipment.

For the nine months ended September 30, 2020, net cash used in investing activities was $7,000, which was attributable to purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $116.0 million, which was primarily attributable to net proceeds from sales of our common stock under the Public Offering of $49.3 million, net proceeds from the January 2021 Inducement Transaction of $41.4 million, net proceeds from the June 2021 Inducement Transaction of $36.8 million and net proceeds from the exercise of common stock warrants of $30.8 million, partially offset by payment of offering costs of $1.3 million, repayment of principal on finance lease liabilities of $0.2 million, payment of debt issuance costs of $2.9 million and repayment of principal on convertible notes of $37.9 million.

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

To date, we have generated revenue from the non-refundable upfront payment, regulatory milestone payments, reimbursements of out-of-pocket third-party research and development costs, consulting services and royalties on product sales under the KP415 License Agreement, consulting services, and associated out-of-pocket third-party costs, under the Corium Consulting Agreement and consulting services under other consulting arrangements. We expect that our only sources of revenues will be through payments arising from the KP415 License Agreement, the APADAZ License Agreement, the Corium Consulting Agreement, or through other potential consulting arrangements and any other future arrangements related to one of our product candidates. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the KP415 License Agreement to develop, manufacture and commercialize AZSTARYS and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the KP415 License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also expect to continue to incur additional costs associated with operating as a public company.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This pandemic is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number of future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates. A portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently generate minimal commercial revenue from the sale of any prodrugs and we may never be able to successfully commercialize a prodrug product. For instance, we entered into the KP415 License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize AZSTARYS and KP484 worldwide. We cannot guarantee that Commave will be able to successfully develop, manufacture or commercialize AZSTARYS or KP484 or that we will ever receive any future payments under the KP415 License Agreement.

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

We have historically had significant negative net operating cash flows since inception. For the nine months ended September 30, 2021 and 2020, net cash provided by (used in) operations was $11.3 million and ($0.9) million, respectively. We have financed our operations through September 30, 2021 with funds raised in private placements of redeemable convertible preferred stock, in the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This pandemic is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates. A portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, AZSTARYS, APADAZ or any of our other product candidates, if approved, may not achieve commercial success. Our commercial revenue will be derived from sales of prodrug products. We cannot guarantee that Commave will be able to successfully commercialize AZSTARYS or any of the other product candidates subject to the KP415 License Agreement, even if approved, that KVK will be able to successfully commercialize APADAZ or that we will ever receive any payments under the KP415 License Agreement from the commercial sales of AZSTARYS or any future payments under the KP415 License Agreement or payment under the APADAZ License Agreement from commercial sales of APADAZ. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of those securities or debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

●

the commercial revenue received from commercial sales of AZSTARYS under our KP415 License Agreement, APADAZ under our APADAZ License Agreement, if any, or any of our other product candidates subject to the terms of the KP415 License agreement, or sales of our other product candidates for which we receive marketing approval in the future, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of AZSTARYS, APADAZ, or any of our other product candidates, from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which AZSTARYS, APADAZ, or any our other product candidates are assigned;

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

As a result of the COVID-19 pandemic, we have implemented limitations on our operations, including a work-from-home policy, and could face further limitations in our operations in the future. There is a risk that countries or regions may be less effective at containing COVID-19 than others, or it may be more difficult to contain if the pandemic reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

In particular, our future clinical trials may be affected by the COVID-19 pandemic or other future health epidemics. Site initiation, patient enrollment, distribution of drug product candidates, study monitoring, and data collection may be delayed due to changes in hospital policies, local regulations, and/or prioritization of hospital resources toward the COVID-19 pandemic or other future health epidemics. If COVID-19 continues to spread or there are similar health epidemics in the future, some patients and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines may impede patient movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be required to delay patient enrollment or unable to obtain patient data as a result.

In addition, third-party manufacturing of our products and product candidates and suppliers of the materials used in the production of our product candidates may be impacted by restrictions resulting from the COVID-19 pandemic or other future health epidemics which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials.

The ultimate impact of the COVID-19 pandemic or a similar future health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

We are party to a termination agreement with Aquestive Therapeutics, or Aquestive, that may limit the value of any sale, license or commercialization of AZSTARYS, KP484, KP879 or KP1077. Under this termination agreement, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS, KP484, KP879 or KP1077, and any product candidates which contain SDX, including royalty payments on any license of AZSTARYS, KP484, KP879 or KP1077, the sale of AZSTARYS, KP484, KP879 or KP1077 to a third party or the commercialization of AZSTARYS, KP484, KP879 or KP1077. As part of the KP415 License Agreement, we paid Aquestive a royalty equal to 10% of the license upfront payment we received in the third quarter of 2019, the regulatory milestone payment we received in the second quarter of 2020 and the regulatory milestone payments we received in the first and second quarter of 2021.

We also granted to Commave a right of first refusal to acquire, license or commercialize any Additional Product Candidate which contains SDX and are intended to treat ADHD or any other CNS disorder, excluding KP922, with such right of first refusal expiring upon the acceptance of a new drug application for such Additional Product Candidate. We also granted Commave a right of first negotiation and a right of first refusal, subject to specified exceptions, for any assignment of our rights under the KP415 License Agreement. We cannot predict if these obligations will limit the value we may receive from any future sale or license of any Additional Product Candidate.

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

KP1077, if approved, would compete against currently marketed, branded and generic products for the treatment of IH. One of these currently marketed products includes Jazz Pharmaceuticals' XYWAV. In addition, KP1077, if approved, would face potential competition from any other products for the treatment of IH that are currently in or which may enter into clinical development.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $176.00 per share (adjusted to give effect to the 1-for-16 reverse stock split), our stock price has ranged from a low of $1.94 to a high of $418.40 through October 29, 2021. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Many of the factors described above are not within our control. In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For instance, in December 2016, we received notice of a class action suit filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the SEC in support of the offering. In June 2018, the case was dismissed without prejudice to members of the putative class. Future litigation could cause us to incur substantial costs and divert management’s attention and resources from our business. Further, biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

As of December 31, 2020, we had federal net operating loss carryforwards of approximately $226.0 million, due to prior period losses, $138.1 million of which, if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. These federal net operating loss carryforwards are fully reserved under a valuation allowance in the unaudited condensed balance sheets as of September 30, 2021 and December 31, 2020. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of future changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 17, 2020).
4.1	Reference is made to Exhibit 3.1, Exhibit 3.1.1 and Exhibit 3.2 hereof.
10.1	Equity Distribution Agreement, dated July 2, 2021, by and among the Registrant, JMP Securities LLC and RBC Capital Markets, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 2, 2021).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Unaudited Condensed Statements of Changes in Stockholders' Deficit, (iv) Unaudited Condensed Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text and including detailed tags.

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

KemPharm, Inc.

Date: November 10, 2021	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)