Form 10-Q
period 2022-03-31
KEMPHARM, INC
filed 2022-05-12
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(321) 939-3416
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address, and Former Fiscal Year if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KMPH	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

Total shares of common stock outstanding as of May 11, 2022: 34,423,497

INDEX

KEMPHARM, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022 and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

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

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We have included or made reference to important factors in the cautionary statements included in this report, particularly in the section entitled "Risk Factors" where we make reference to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Except as required by law, we do not assume any intent to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or circumstances or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KEMPHARM, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,242	$112,346
Marketable securities	1,338	—
Accounts and other receivables	3,320	1,528
Prepaid expenses and other current assets	880	1,182
Total current assets	105,780	115,056
Property and equipment, net	835	884
Operating lease right-of-use assets	1,090	1,141
Long-term investments	17,564	15,422
Other long-term assets	437	438
Total assets	$125,706	$132,941

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$2,582	$3,038
Current portion of operating lease liabilities	356	356
Other current liabilities	7	836
Total current liabilities	2,945	4,230
Derivative and warrant liability	89	330
Operating lease liabilities, less current portion	1,144	1,232
Other long-term liabilities	29	31
Total liabilities	4,207	5,823

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 (unaudited) or December 31, 2021	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 35,333,450 shares issued and 34,423,497 shares outstanding as of March 31, 2022 (unaudited); 35,325,801 shares issued and 35,005,640 shares outstanding as of December 31, 2021	3	4
Additional paid-in capital	397,925	396,957
Treasury stock, at cost	(7,536)	(2,814)
Accumulated deficit	(268,893)	(267,029)
Total stockholders' equity	121,499	127,118
Total liabilities and stockholders' equity	$125,706	$132,941

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Revenue	$3,965	$12,117
Operating expenses:
Royalty and direct contract acquisition costs	8	1,000
Research and development	3,082	2,265
General and administrative	2,734	1,892
Total operating expenses	5,824	5,157
(Loss) income from operations	(1,859)	6,960
Other (expense) income:
Loss on extinguishment of debt	—	(16,885)
Interest expense related to amortization of debt issuance costs and discount	—	(150)
Interest expense on principal	(5)	(199)
Fair value adjustment related to derivative and warrant liability	241	(30)
Interest and other (expense) income, net	(245)	8
Total other expenses	(9)	(17,256)
Loss before income taxes	(1,868)	(10,296)
Income tax benefit	4	—
Net loss	$(1,864)	$(10,296)
Deemed dividend	—	(37,444)
Net loss attributable to common stockholders	$(1,864)	$(47,740)

Basic and diluted net loss per share of common stock:
Net loss attributable to common stockholders	$(0.05)	$(2.49)

Weighted average number of shares of common stock outstanding:
Basic and diluted	34,506,597	19,146,270

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Undesignated		Additional	Treasury		Total
	Preferred	Common	Paid-in	Stock,	Accumulated	Stockholders'
	Stock	Stock	Capital	at cost	Deficit	Equity
Balance as of January 1, 2022	$—	$4	$396,957	$(2,814)	$(267,029)	$127,118
Net loss	—	—	—	—	(1,864)	(1,864)
Stock-based compensation expense	—	—	918	—	—	918
Shares repurchased as part of the Share Repurchase Program	—	(1)	—	(4,722)	—	(4,723)
Issuance of common stock in exchange for consulting services	—	—	50	—	—	50
Balance as of March 31, 2022	$—	$3	$397,925	$(7,536)	$(268,893)	$121,499

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	(Deficit) Equtiy
Balance as of January 1, 2021	$—	$—	$—	$—	$0	$192,062	$(258,474)	$(66,412)
Net loss	—	—	—	—	—	—	(10,296)	(10,296)
Stock-based compensation expense	—	—	—	—	—	675	—	675
Issuance of common stock in connection with Public Offering, net of discounts and commissions	—	—	—	—	1	49,284	—	49,285
Issuance of common stock in connection with the exercise of warrants in the Inducement Transaction, net of discounts and commissions	—	—	—	—	1	40,390	—	40,391
Issuance of common stock in connection with the exercise of common stock warrants	—	—	—	—	—	25,593	—	25,593
Fair value of warrants issued in connection with the Exchange Agreement	—	—	—	—	—	15,990	—	15,990
Fair value of Series B-2 Preferred Stock issued in accordance with the Exchange Agreement	—	—	29,056	—	—	—	—	—
Issuance of common stock as a result of Series B-2 Preferred Stock conversion	—	—	(29,056)	—	1	29,055	—	29,056
Fair value of warrants issued in connection with the Inducement Transaction	—	—	—	—	—	38,437	—	38,437
Deemed dividend related the Inducement Transaction	—	—	—	—	—	(37,444)	—	(37,444)
Offering expenses charged to equity	—	—	—	—	—	(1,106)	—	(1,106)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	82	—	82
Balance as of March 31, 2021	$—	$—	$—	$—	$3	$353,018	$(268,770)	$84,251

See accompanying notes to unaudited condensed financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,864)	$(10,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	16,885
Stock-based compensation expense	918	675
Amortization of debt issuance costs and debt discount	—	150
Depreciation and amortization expense	65	64
Fair value adjustment related to derivative and warrant liability	(241)	30
Fair value adjustment related to marketable securities and long-term investments	352	—
Consulting fees paid in common stock	50	82
Change in assets and liabilities:
Accounts and other receivables	(1,792)	(8,729)
Prepaid expenses and other assets	303	273
Operating lease right-of-use assets	51	56
Accounts payable and accrued expenses	(418)	(1,820)
Operating lease liabilities	(88)	(78)
Other liabilities	(821)	122
Net cash used in operating activities	(3,485)	(2,586)

Cash flows from investing activities:
Purchases of property and equipment	(16)	—
Purchases of marketable securities and long-term investments	(3,832)	—
Net cash used in investing activities	(3,848)	—

Cash flows from financing activities:
Proceeds from Public Offering, net of discounts and commissions	—	49,285
Proceeds from January 2021 Inducement Transaction, net of discounts and commissions	—	41,384
Payment to repurchase shares as part of the Share Repurchase Program	(4,723)	—
Payment of offering costs	(68)	(1,106)
Repayment of principal on finance lease liabilities	(10)	(61)
Payment of debt issuance costs	—	(2,881)
Repayment of principal on convertible notes	—	(37,924)
Net proceeds from exercise of common stock warrants	—	25,593
Net cash (used in) provided by financing activities	(4,801)	74,290
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,134)	71,704
Cash, cash equivalents and restricted cash, beginning of period	112,346	4,322
Cash, cash equivalents and restricted cash, end of period	$100,212	$76,026

Supplemental cash flow information:
Cash paid for interest	$5	$199
Facility Notes principal converted to Series B-2 Preferred Stock	—	31,477
Amounts due for property and equipment included in accounts payable and accrued expenses	—	4
Amounts due for deferred offering costs included in accounts payable and accrued expenses	—	17
Fair value of warrants issued to underwriters in connection with Public Offering	—	3,485

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that   may be expected for the full year ending   December 31, 2022.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended   December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on   March 31, 2022.

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

Entry into 2021 ATM Agreement

On  July 2, 2021, the Company entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. The Company filed a registration statement on Form S-3 covering the sale of the shares of its common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2021 ATM Agreement, which was declared effective on  July 12, 2021. As of  March 31, 2022, no shares have been issued or sold under the 2021 ATM Agreement.

Share Repurchase Program

On December 20, 2021, the Company initiated a share repurchase program (the "Share Repurchase Program") pursuant to which the Company may repurchase up to $50 million of shares of its common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the KP415 License Agreement, and potentially other sources of non-dilutive capital that may become available to the Company. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by the Company is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. The Company does not currently intend to retire the repurchased treasury shares, rather all repurchased treasury shares will remain authorized but unissued. As of  March 31, 2022, the Company has repurchased 909,953 shares of its common stock for approximately $7.5 million under the Share Repurchase Program.

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

Pursuant to the KP415 Amendment, Commave and the Company also agreed to modify Commave’s right of first refusal ("ROFR") such that the Company’s product candidate, KP922, is no longer subject to Commave’ ROFR to acquire, license or commercialize any Additional Product Candidate. Commave’s ROFR shall only apply to any Additional Product Candidate which contains SDX, with such ROFR expiring upon the acceptance of an NDA for such Additional Product Candidate containing SDX.

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

Under the KP415 License Agreement, Commave was granted an exclusive right to first negotiation whereby upon completion of a Phase 1 proof-of-concept study, the Company and Commave  may negotiate the economic terms under which certain Additional Products  may be included as a Product (both as defined in the KP415 License Agreement) under the KP415 License Agreement (the “Additional Product Option”). In addition to the Additional Product Option, Commave was also granted a ROFR to acquire, license and/or commercialize any of the Additional Product Candidates should they choose not to exercise the Additional Product Option. Should Commave choose to exercise the Additional Product Option on any Additional Product Candidates, Commave and the Company shall negotiate in good faith regarding the economic terms of such Additional Product Candidate. Further, should Commave exercise the ROFR on any Additional Product Candidate, the economic terms of the agreement shall be the same as those offered to the third-party. Under ASC 606 an option to acquire additional goods or services gives rise to a performance obligation if the option provides a material right to the customer. The Company concluded that the above-described Additional Product Option and ROFR do not constitute material rights to the customer as Commave would acquire the goods or services at a to be negotiated price, which the Company expects to approximate fair value and therefore Commave would not receive a material discount on these goods or services compared to market rates.

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

Per the KP415 Amendment, the Company earned a regulatory milestone payment of $10.0 million following the FDA’s approval of the AZSTARYS NDA, in  March 2021, as well as $10.0 million following the DEA's scheduling of SDX in  May 2021. Since the FDA approved the NDA for AZSTARYS and the DEA scheduled SDX, the constraints were removed and revenue recognized. The associated revenue was allocated among the two performance obligations identified at contract inception. Since both performance obligations were satisfied as of the end of each respective quarter of 2021, the full $10.0 million for each milestone was recognized as revenue in the statements of operations for the first quarter and second quarter of 2021, respectively. In accordance with ASC 340-40, Contracts with Customers, the Company recognized $1.0 million, respectively, of royalty costs due to payment to Aquestive related to the regulatory milestones earned and recorded it in the item titled royalty and direct contract acquisition costs in the unaudited condensed statements of operations for first and second quarter of 2021.

For the three months ended March 31, 2022, and 2021, the Company recognized revenue under the KP415 License Agreement of $0.1 million and $10.0 million, respectively. There was no deferred revenue related to this agreement as of March 31, 2022, or December 31, 2021.

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

Under the Corium Consulting Agreement, the Company is entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was earned in monthly installments through  March 31, 2022 and paid in arrears. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY. This $2.0 million was earned in the first quarter of 2022 and recorded as accounts and other receivables in the unaudited consensed balance sheets as of March 31, 2022. Corium also agreed to be responsible for and reimburse the Company for all development, commercialization and regulatory expenses incurred as part of the performance of the Corium Consulting Services.

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

The Company determined that the performance of consulting services, including reimbursement of third-party pass-through costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable third-party pass-through costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As of  March 31, 2022, the Company has recognized approximately all of the consulting services and third-party pass-through costs under the Corium Consulting Agreement.

For the three months ended March 31, 2022, and 2021, the Company recognized revenue under the Corium Consulting Agreement of $3.5 million and $1.6 million, respectively. As of March 31, 2022, the Company had no deferred revenue related to this agreement. As of December 31, 2021, the Company had deferred revenue related to this agreement of $0.4 million.

Other Consulting Arrangements

The Company recognized no revenue under other consulting arrangements for the three months ended March 31, 2022. For the three months ended  March 31, 2021, the Company recognized revenue under other consulting arrangements of $0.5 million. There was no deferred revenue from other consulting arrangements as of March 31, 2022, and December 31, 2021.

Accounts and Other Receivables

Accounts and other receivables consist of receivables under the KP415 License Agreement and Corium Consulting Agreement, as well as receivables related to other consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the KP415 License Agreement and Corium Consulting Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and performance of consulting services. These receivables, as well as the receivables related to other consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of  March 31, 2022, the Company had receivables related to the Corium Consulting Agreement of $3.0 million, KP415 License Agreement of $0.1 million and other consulting arrangements of $0.1 million. As of  December 31, 2021, the Company had receivables related to the Corium Consulting Agreement of $1.2 million, KP415 License Agreement of $0.1 million and other consulting arrangements of $0.1 million. As of March 31, 2022, and December 31, 2021, no reserve or allowance for doubtful accounts has been established.

Application of New or Revised Accounting Standards—Adopted

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies issue accounting standards that are adopted by the Company as of the specified effective date.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The adoption of ASU 2020-06 did not have a material impact on the Company’s unaudited condensed financial statements and disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the FASB Emerging Issues Task Force (“ASU 2021-04”), which aims to clarify and reduce diversity in issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This update applies to all entities that issue freestanding written call options that are classified in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The adoption of ASU 2021-04 did not have a material impact on the Company’s unaudited condensed financial statements and disclosures.

C.	Debt Obligations

As of March 31, 2022, and December 31, 2021, the Company had no convertible notes outstanding.

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

The changes to the Facility Notes, under the  December 2020 Exchange Agreement, were accounted for as a debt extinguishment as the cash flows immediately after the  December 2020 Exchange Agreement were substantially different from the cash flows immediately prior to the  December 2020 Exchange Agreement and while the Company was experiencing financial difficulties it was determined that the lender did not grant a concession. As such, a loss of extinguishment related to the extinguishment of the old notes is recorded in the unaudited condensed statement of operations for the three months ended March 31, 2021, and additional debt issuance costs related the new notes were capitalized and amortized using the effective interest method through the Payoff of Facility Agreement Notes (discussed below).

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

The Series B-2 Preferred Stock was convertible at any time on or after the PDUFA Date (as defined in the Restated Series B-2 Certificate of Designation) at the option of the holders thereof; provided that the holders thereof will be prohibited from converting shares of Series B-2 Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, such holders (together with certain affiliates and “group” members of such Holders) would beneficially own more than 4.985% of the total number of shares of the Company’s common stock then issued and outstanding. The Series B-2 Preferred Stock is not redeemable. In the event of the Company’s liquidation, dissolution or winding up or a change in control of the Company (each, a “Liquidation Event”), the holders of Series B-2 Preferred Stock will receive, prior to any distribution or payment on our common stock, an amount equal to the greater of (i) $1,000 per share (in the case of a change in control, transaction consideration with such value), or (ii) the amount (in the case of a change in control, in the form of the transaction consideration) per share each such holder would have been entitled to receive if every share of Series B-2 Preferred Stock had been converted into common stock immediately prior to such Liquidation Event, in each case, plus any declared but unpaid dividends thereon. With respect to rights upon liquidation, the Series B-2 Preferred Stock ranks senior to the common stock, on parity with any Parity Securities (as defined in the Restated Series B-2 Certificate of Designation) and junior to existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions involving the Company’s organizational documents that adversely affect the holders of Series B-2 Preferred Stock and other specified matters regarding the rights, preferences and privileges of the Series B-2 Preferred Stock), the Series B-2 Preferred Stock did not have voting rights. The Series B-2 Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends but provides that holders of Series B-2 Preferred Stock will participate in any dividends on the Company’s common stock on an as-converted basis (without giving effect to the limitation on conversion described above). The Restated Series B-2 Certificate of Designation also provides for partial liquidated damages in the event that the Company fails to timely convert shares of Series B-2 Preferred Stock into common stock in accordance with the Restated Series B-2 Certificate of Designation.

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

The Company determined the payoff letter met the liability derecognition threshold under ASC 405-20, Liabilities - Extinguishment of Liabilities, as the Company repaid the debt (and has been relieved of the related obligation) without entering into new debt with the Facility Agreement Note Holders and there is no other continuing debt with the Facility Agreement Note Holders. The payoff letter resulted in a loss on extinguishment of debt which is shown within other (expense) income in the unaudited condensed statements of operations for the three months ended  March 31, 2021.

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

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of  March 31, 2022, and December 31, 2021, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of March 31, 2022, and December 31, 2021, the Company had 10,000,000 shares of authorized, unallocated and unissued preferred stock.

In June 2021, the Company filed with the Secretary of State of the State of Delaware: (i) a Certificate of Elimination of Series A Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 9,578 shares designated as Series A Convertible Preferred Stock; (ii) a Certificate of Elimination of Series B-1 Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 1,576 shares designated as Series B-1 Convertible Preferred Stock; and (iii) a Certificate of Elimination of Series B-2 Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 31,480 shares designated as Series B-2 Convertible Preferred Stock. As of March 31, 2022, and December 31, 2021, no shares of preferred stock were designated, issued or outstanding.

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

Authorized, Issued, and Outstanding Common Shares

As of  March 31, 2022, and December 31, 2021, the Company had authorized 250,000,000 shares of common stock. Of the authorized shares, 35,333,450 and 35,325,801 shares of common stock were issued as of March 31, 2022, and December 31, 2021, respectively, and 34,423,497 and 35,005,640 shares of common stock were outstanding as of  March 31, 2022, and December 31, 2021, respectively.

As of  March 31, 2022 and December 31, 2021, the Company had reserved authorized shares of common stock for future issuance as follows:

	March 31, 2022	December 31, 2021
Outstanding awards under equity incentive plans	2,186,769	1,273,879
Outstanding common stock warrants	4,252,600	4,252,600
Possible future issuances under equity incentive plans	4,697,270	4,209,935
Possible future issuances under employee stock purchase plans	1,500,000	1,500,000
Total common shares reserved for future issuance	12,636,639	11,236,414

Common Stock Activity

The following table summarizes common stock activity for the three months ended March 31, 2022:

Shares of Common Stock
Balance as of January 1, 2022	35,005,640
Common stock issued as compensation to third-parties	7,649
Common stock repurchased as a result of the Stock Repurchase Plan	(589,792)
Balance as of March 31, 2022	34,423,497

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

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the APADAZ License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the unaudited condensed statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset on the unaudited condensed balance sheets. As of March 31, 2022, and December 31, 2021, a contract asset of $0.4 million is recorded in other long-term assets on the unaudited condensed balance sheets related to the KVK Warrant.

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

Warrants to Purchase Common Stock

On  January 12, 2021, pursuant to the terms of the Underwriting Agreement and  December 2020 Exchange Agreement, the Company issued warrants to purchase 12,078,361 shares of the Company’s common stock (collectively, the “Offering Warrants”) in the Public Offering and in connection with the transactions contemplated under the  December 2020 Exchange Agreement. The Offering Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.50 per share. The Offering Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the Offering Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Offering Warrants. A holder (together with its affiliates)  may not exercise any portion of the Offering Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the Offering Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the Offering Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the Offering Warrants, including any voting rights, until they exercise their Offering Warrants. The Offering Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the Offering Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the Offering Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Offering Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the warrants have the right to require the Company or a successor entity to redeem the Offering Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the Offering Warrants have the right to require the Company or a successor entity to redeem the Offering Warrants in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. The Offering Warrants meet the equity classification requirements and thus are recorded in additional paid-in capital on the unaudited condensed balance sheets. As of  March 31, 2022, 3,461,858 Offering Warrants have been exercised for 3,030,881 shares of common stock and gross proceeds of approximately $16.9 million. These amounts are exclusive of the Offering Warrants exercised as part of the  January 2021 Inducement Transaction discussed below.

Underwriter Warrant

On  January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued to the Underwriter a warrant to purchase 806,932 shares of the Company’s common stock (the “Underwriter Warrant”). The Underwriter Warrant is subject to substantially the same terms and conditions as the Warrants, provided that the exercise price for the Underwriter Warrant is $8.125 per share. If the Underwriter exercises any additional portion of its over-allotment option, then the Company shall issue the Underwriter an additional Underwriter Warrant exercisable for a number of shares of common stock equal to 5.0% of the number of shares of common stock issued in such over-allotment exercise (including the shares of common stock issuable upon the exercise of any Warrants issued in connection therewith). In connection with the closing of the Underwriter's partial exercise of its over-allotment option, on  February 3, 2021, the Underwriter was issued an additional warrant to purchase 18,702 shares of common stock. As of  March 31, 2022, 400,000 Underwriter Warrants have been exercised for 400,000 shares of common stock and gross proceeds of approximately $3.3 million.

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

The  January 2021 Inducement Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.36 per share. The  January 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the  January 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates)  may not exercise any portion of the  January 2021 Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% (or, upon election by a holder prior to the issuance of its  January 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the  January 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the  January 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the  January 2021 Inducement Warrants, including any voting rights, until they exercise their  January 2021 Inducement Warrants. The  January 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the  January 2021 Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the  January 2021 Inducement Warrants will be entitled to receive upon exercise of the  January 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the  January 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the  January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  January 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the  January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the   January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  January 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the  January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of  March 31, 2022, 1,676,921  January 2021 Inducement Warrants have been exercised for 1,676,921 shares of common stock and gross proceeds of approximately $10.7 million. These amounts are exclusive of the  January 2021 Inducement Warrants exercised as part of the  June 2021 Inducement Transaction discussed below.

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

The  June 2021 Inducement Warrants were immediately exercisable and expire on  December 31, 2026, at an exercise price per share of common stock equal to $16.50 per share. The  June 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the  June 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates)  may not exercise any portion of the  June 2021 Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% (or, upon election by a holder prior to the issuance of its  June 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the  June 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the  June 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the  June 2021 Inducement Warrants, including any voting rights, until they exercise their  June 2021 Inducement Warrants. The  June 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the  June 2021 Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the  June 2021 Inducement Warrants will be entitled to receive upon exercise of the  June 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the  June 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the  June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  June 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the  June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the   June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  June 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the  June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of  March 31, 2022, no  June 2021 Inducement Warrants have been exercised.

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

In   November 2014, the Board of Directors of the Company ("the Board"), and in   April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in   April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that   may be issued under the A&R 2014 Plan is 5,489,660 as of March 31, 2022. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on   January 1 of each year, beginning on   January 1, 2016, and ending on and including   January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on   January 1, 2022, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,400,225 shares.

During the three months ended  March 31, 2022, and 2021, no stock options were exercised.

Stock-based compensation expense recorded under the 2014 Plan and A&R 2014 Plan is included in the following line items in the accompanying unaudited condensed statements of operations (in thousands):

	Three months ended March 31,
	2022	2021
Research and development	$311	$296
General and administrative	607	379
Total stock-based compensation expense	$918	$675

There was no stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2022, and $0.4 million of stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2021.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, marketable securities, long-term investments and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2022, and December 31, 2021 (in thousands):

	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$80	$—	$—	$80
Embedded Warrant Put Option	4	—	—	4
KVK Warrant liability	5	—	5	—
Total liabilities	$89	$—	$5	$84

Trading securities:
U.S. government-sponsored agency securities	$7,335	$—	$7,335	$—
Corporate notes and commercial paper	1,338	—	1,338	—
Certificates of deposit	481	481	—	—
U.S. Treasury securities	9,748	9,748	—	—
Total assets	$18,902	$10,229	$8,673	$—

	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$288	$—	$—	$288
Embedded Warrant Put Option	18	—	—	18
KVK Warrant liability	24	—	24	—
Total liabilities	$330	$—	$24	$306

Trading securities:
U.S. government-sponsored agency securities	$4,997	$—	$4,997	$—
Certificates of deposit	490	490	—	—
U.S. Treasury securities	9,935	9,935	—	—
Total assets	$15,422	$10,425	$4,997	$—

The Company’s Deerfield Warrant liability, embedded Warrant Put Option and trading securities are measured at fair value on a recurring basis. As of  March 31, 2022, and December 31, 2021, the Deerfield Warrant liability and the embedded Warrant Put Option are reported on the unaudited condensed balance sheets in derivative and warrant liability. As of March 31, 2022, and December 31, 2021, the trading securities are reported on the unaudited condensed balance sheets in marketable securities and long-term investments. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability and embedded Warrant Put Option for all periods presented. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability and embedded Warrant Put Option are reflected in the unaudited condensed statements of operations for the three months ended  March 31, 2022, and 2021, as a fair value adjustment related to derivative and warrant liability.

The derivative liability for the Deerfield Warrant was $80,000 and $288,000 at  March 31, 2022, and December 31, 2021, respectively. The derivative liability for the embedded Warrant Put Option was $4,000 and $18,000 at March 31, 2022, and December 31, 2021, respectively. A 10% increase in the enterprise value would result in an increase of $16,000 in the estimated fair value of the Deerfield Warrant liability and an increase of $1,000 in the estimated fair value of the embedded Warrant Put Option liability. In addition, the Company assumed a weighted-average probability of a liquidity event occurring of approximately 23% with an estimated probability-weighted value of approximately $30.0 million and a weighted-average probability of a fundamental change event occurring of approximately 33% with an estimated probability-weighted value of approximately $390 million, respectively, with estimated timing in each scenario of the second quarter of 2023.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of  March 31, 2022, and December 31, 2021, the KVK Warrant liability is reported on the unaudited condensed balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the unaudited condensed statements of operations for the three months ended  March 31, 2022, and 2021, as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Balance as of beginning of period	$306	$255
Adjustment to fair value	(222)	37
Balance as of end of period	$84	$292

I.	Net Loss Per Share

During the three months ended  March 31, 2022, and 2021, the Company did not use the two-class method to compute net loss attributable to common stockholders per share of common stock, even though it had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings, because these holders are not obligated to participate in a loss. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

Under the two-class method, for periods with net income attributable to common stockholders, basic net income attributable to common stockholders per share of common stock is computed by dividing the undistributed net income attributable to shares of common stockholders by the weighted average number of shares of common stock outstanding during the period. Undistributed net income attributable to shares of common stockholders is computed by subtracting from net income the portion of current period earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed and subtracting the actual or deemed dividends declared. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net income attributable to common stockholders per share of common stock is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus the potential dilutive effects of stock options, warrants and other outstanding convertible securities. In addition to analyzing under the two-class method, the Company analyzes the potential dilutive effect of stock options and warrants, under the treasury-stock method and other outstanding convertible securities under the if-converted method when calculating diluted income (loss) attributable to common stockholders per share of common stock, in which it is assumed that the stock options, warrants and other outstanding convertible securities convert into common stock at the beginning of the period or date of issuance, if the stock option, warrant or other outstanding convertible security was issued during the period. The Company reports the more dilutive of the approaches (two-class or treasury-stock/if-converted) as its diluted net income (loss) attributable to common stockholders per share of common stock during the period.

As noted above, for the three months ended March 31, 2022, and 2021, the Company did not utilize the two-class approach as the Company was in a net loss position and the holders of the participating securities have no obligation to fund losses. The Company did analyze diluted net loss attributable to common stockholders per share of common stock under the treasury-stock/if-converted method and noted that all outstanding stock options and warrants were anti-dilutive for the periods presented. As such, basic net loss attributable to common stockholders per share of common stock was the same as diluted net loss attributable to common stockholders per share of common stock for all periods presented.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended March 31,
	2022	2021
Awards under equity incentive plans	2,186,769	354,869
Common stock warrants	4,252,600	9,544,693
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	6,439,369	9,899,562

A reconciliation from net loss to basic and diluted net loss attributable to common stockholders per share of common stock for the three months ended  March 31, 2022, and 2021, is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Net loss per share of common stock:

Net loss	$(1,864)	$(10,296)
Less: Dividends declared or accumulated	—	(37,444)
Undistributed net loss attributable to shares of common stockholders, basic and diluted	$(1,864)	$(47,740)
Weighted average number of shares of common stock outstanding, basic and diluted	34,507	19,146
Basic and diluted net loss attributable to common stockholders per share of common stock	$(0.05)	$(2.49)

J.	Leases

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

The components of lease expense were as follows (in thousands):

	Three months ended March 31,
Lease Cost	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$32	$32
Interest on lease liabilities	1	4
Total finance lease cost	33	36
Operating lease cost	91	91
Short-term lease cost	50	50
Variable lease cost	13	13
Less: sublease income	(39)	—
Total lease costs	$148	$190

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$4
Financing cash flows from finance leases	10	61
Operating cash flows from operating leases	117	114
Operating cash flows from short-term leases	50	50
Operating cash flows from variable lease costs	13	13

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	—	—

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	March 31,	December 31,
	2022	2021
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(683)	(651)
Property and equipment, net	$348	$380

Other current liabilities	$7	$15
Other long-term liabilities	4	6
Total finance lease liabilities	$11	$21

Operating Leases
Operating lease right-of-use assets	$1,090	$1,141
Total operating lease right-of-use assets	$1,090	$1,141

Current portion of operating lease liabilities	$356	$356
Operating lease liabilities, less current portion	1,144	1,232
Total operating lease liabilities	$1,500	$1,588

Weighted Average Remaining Lease Term
Finance leases (years)	2	1
Operating leases (years)	4	4

Weighted Average Discount Rate
Finance leases	14.3%	12.0%
Operating leases	7.5%	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2022 (excluding the three months ended March 31, 2022)	$5	$346
2023	6	472
2024	—	484
2025	—	390
2026	—	30
Total lease payments	11	1,722
Less: future interest expense	0	(222)
Lease liabilities	$11	$1,500

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a specialty pharmaceutical company focused on the discovery and development of treatments for central nervous system, or CNS, and rare disease indications that allow us to target high-value areas with significant unmet needs. Our core competency is the discovery and development of proprietary prodrugs to treat serious medical conditions through our proprietary Ligand Activated Therapy, or LAT®, platform technology. We utilize our proprietary LAT platform technology to generate improved prodrug versions of drugs approved by the U.S. Food and Drug Administration, or FDA, as well as to generate prodrug versions of existing compounds that may have applications for new disease indications. Our prodrug product candidate pipeline is currently focused on the high need areas of idiopathic hypersomnia, or IH, and other CNS/rare diseases. Our approved product, AZSTARYS®, formerly referred to as KP415, a new once-daily treatment for attention deficit hyperactivity disorder, or ADHD, in patients, age six years and older, contains our prodrug, serdexmethylphenidate, or SDX. AZSTARYS is being commercialized in the United States by Corium, Inc., or Corium, an affiliate of Gurnet Point Capital, L.P., which was tasked by Commave Therapeutics SA (formerly known as Boston Pharmaceuticals S.A.), or Commave, an affiliate of Gurnet Point Capital, L.P., to lead all commercialization activities for AZSTARYS under the KP415 License Agreement (as defined below). Our lead clinical development product candidate, KP1077, is based on SDX, our prodrug of d-methlyphenidate, or d-MPH, and is in development for the treatment of IH and narcolepsy. Our prodrug product candidate for the treatment of stimulant use disorder, or SUD, is KP879.

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

In January 2022, we announced that we have selected KP1077 for the treatment of IH and narcolepsy as our next clinical development candidate. KP1077 utilizes SDX, our prodrug of d-MPH, as its active pharmaceutical ingredient. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN®, a commonly prescribed CNS stimulant. In addition, on May 5, 2022, we announced that we submitted an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, seeking permision to commence a clinical program to evaluate KP1077 in IH. Upon clearance of the IND, we plan to initiate a Phase 2 clinical trial of KP1077 in IH, in the United States, as early as the second half of 2022, with a second trial in narcolepsy anticipated to begin soon after the initiation of the IH clinical trial.

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

We employ our proprietary LAT platform technology to discover and develop prodrugs that are new molecules that may potentially improve one or more of the attributes of approved drugs, such as enhanced bioavailability, extended duration of action, increased safety and reduced susceptibility to abuse. A prodrug is a precursor chemical compound of a drug that is inactive or less than fully active, which is then converted in the body to the active form of the drug through a normal metabolic process. Where possible, we seek, to develop prodrugs that will be eligible for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA, otherwise known as a 505(b)(2) NDA, which allows us to submit an NDA that relies on the FDA’s previous findings of safety and effectiveness for one or more approved products, if we demonstrate such reliance is scientifically appropriate.

We intend to advance our pipeline of prodrug product candidates for the treatment of IH and other CNS/rare diseases, and we reported top-line data from a Phase 1 proof-of-concept study for KP879 in the fourth quarter of 2021 and final data for the Phase 1 proof-of-concept study for KP879 in the first quarter of 2022. The higher-dose SDX Phase 1 clinical trial was a dose-escalation study to determine the pharmacokinetics, pharmacodynamic stimulant effects, and safety of single oral doses of SDX in subjects with a history of high-dose stimulant use. The full data set, which builds upon top-line data previously reported in the fourth quarter of 2021, affirmed that 240 mg and 360 mg doses of SDX were well-tolerated and produced d-MPH exposure that appeared to increase proportionally with dose. Mean d-MPH plasma concentrations demonstrated a gradual increase after SDX administration, reaching a broad peak from eight to twelve hours post-dose, followed by a shallow decline thereafter. Increased wakefulness, alertness, hypervigilance, and insomnia effects were reported by study participants, which suggests that SDX produced targeted pharmacodynamic effects that could benefit patients with IH and other sleep disorders.

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

We have historically had either minimal positive net cash flows from operations or negative net cash flows from operations. Our cash flows used in operations for the three months ended March 31, 2022, and 2021 were ($3.5) million and ($2.6) million, respectively.

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

A selection of our product candidates and approved products are summarized in the table below:

Selected KemPharm Partnered and Other Development Assets

Parent Drug (Effect Profile)	Product Candidate / Product
(Indication)	(Status)	Development Status	Next Milestone(s)
Methylphenidate (ER) (IH)	KP1077*	Clinical - Phase 2	Initiation of Pivotal Phase 2 Trial - as early as H2 2022
Methylphenidate (ER) (Narcolepsy Types I and II)	KP1077*	Clinical - Phase 2	Initiation of Pivotal Phase 2 Trial - as early as H2 2022
Methylphenidate (ER) (SUD)	KP879	Clinical - Phase 2	External funding and collaborations
Methylphenidate (ER) (ADHD)	AZSTARYS (Partnered)	FDA Approved	Tracking Payor Contracts and TRx's
Hydrocodone/APAP (IR) (Pain)	APADAZ (Partnered)	FDA Approved	Tracking Payor Contracts and TRx's

* This product candidate is subject to a right of first negotiation upon completion of a Phase 1 proof-of-concept study in favor of Commave under the terms of the KP415 License Agreement, but is not currently licensed to Commave, thereunder.
These anticipated milestones are based on information currently available to us. Our current plans and expectations are subject to a number of uncertainties, risks, and other important factors that could materially impact our plans, including risks which are not solely within our control. See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

Third-Party Agreements

KP415 License Agreement

In September 2019, we entered into a collaboration and license agreement, or the KP415 License Agreement, with Commave. Under the KP415 License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including AZSTARYS, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by us containing SDX and developed to treat ADHD or any other central nervous system disorder, or the Additional Product Candidates and, collectively with AZSTARYS and KP484, the Licensed Product Candidates.

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

APADAZ License Agreement

In October 2018, we entered into a collaboration and license agreement, or the APADAZ License Agreement, with KVK pursuant to which we have granted an exclusive license to KVK to conduct regulatory activities for the manufacture and commercialization of APADAZ in the United States. We have retained the right to license the international commercial rights to APADAZ to one or more collaborators outside of the U.S.  We will be solely responsible for all development activities except for regulatory activities relating to APADAZ in the United States.

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

In July 2020, we entered into the Corium Consulting Agreement under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we are entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was earned in monthly installments through March 31, 2022 and paid in arrears. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY. This $2.0 million was earned in the first quarter of 2022 and recorded as accounts and other receivables in the audited condensed balance sheets as of March 31, 2022. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,		Period-to-
	2022	2021	Period Change
Revenue	$3,965	$12,117	$(8,152)
Operating expenses:
Royalty and direct contract acquisition costs	8	1,000	(992)
Research and development	3,082	2,265	817
General and administrative	2,734	1,892	842
Total operating expenses	5,824	5,157	667
(Loss) income from operations	(1,859)	6,960	(8,819)
Other (expense) income:
Loss on extinguishment of debt	—	(16,885)	16,885
Interest expense related to amortization of debt issuance costs and discount	—	(150)	150
Interest expense on principal	(5)	(199)	194
Fair value adjustment related to derivative and warrant liability	241	(30)	271
Interest and other (expense) income, net	(245)	8	(253)
Total other expenses	(9)	(17,256)	17,247
Loss before income taxes	(1,868)	(10,296)	8,428
Income tax benefit	4	—	4
Net loss	$(1,864)	$(10,296)	$8,432
Deemed dividend	—	(37,444)	37,444
Net loss attributable to common stockholders	$(1,864)	$(47,740)	$45,876

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended March 31, 2022, was $1.9 million compared to net loss attributable to common stockholders of $47.7 million for the three months ended March 31, 2021, a change of $45.9 million. The change was primarily attributable to a loss on extinguishment of debt of $16.9 million in 2021 that did not recur in 2022, a change in fair value adjustment related to derivative and warrant liability of $0.3 million, a change in net interest expense and other items of $0.1 million and a deemed dividend recognized in 2021 that did not recur in 2022 of approximately $37.4 million, partially offset by a change in (loss) income from operations of $8.8 million. In accordance with the January 2021 Inducement Transaction, for the three months ended March 31, 2021, we recognized a deemed dividend of $37.4 million. This deemed dividend represents the difference between the grant date fair value of the respective inducement warrants and the purchase price of the respective inducement warrants. This deemed dividend is added to net loss to arrive at net loss attributable to common stockholders on the unaudited condensed statements of operations.

Revenue

Revenue for the three months ended March 31, 2022, was $4.0 million, a decrease of $8.2 million compared to revenue of $12.1 million for the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in revenue from the KP415 License Agreement of approximately $10.0 million and a decrease in revenue from other consulting agreements of approximately $0.2 million, partially offset by an increase in revenue from the Corium Consulting Agreement of approximately $2.0 million related to the regulatory milestone being met in the first quarter of 2022.

Royalties and Contract Costs

Royalties and direct contract acquisition costs for the three months ended March 31, 2022, was $8,000, a decrease of $1.0 million compared to royalty and direct contract acquisition costs of $1.0 million for the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in royalty payments related to revenue from the KP415 License Agreement of approximately $1.0 million related to the regulatory milestone revenue earned in the first quarter of 2021.

Research and Development

Research and development expenses increased by $0.8 million, from $2.3 million for the three months ended March 31, 2021, to $3.1 million for the three months ended March 31, 2022. This increase was primarily attributable to an increase in third-party research and development costs of $0.6 million and an increase in personnel-related costs of $0.2 million.

General and Administrative

General and administrative expenses increased by $0.8 million, from $1.9 million for the three months ended March 31, 2021, to $2.7 million for the three months ended March 31, 2022. This increase was primarily attributable to an increase in professional fees of $0.3 million and an increase in personnel-related costs of $0.5 million.

Other Expenses

Other expenses decreased by $17.3 million, from $17.3 million for the three months ended March 31, 2021, to $9,000 for the three months ended March 31, 2022. This period-to-period decrease in expense was primarily attributable to a loss on extinguishment of debt of $16.9 million during the first quarter of 2021, a change in fair value adjustment related to derivative and warrant liability of $0.3 million and a decrease in net interest expense and other items of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2022, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements. As of March 31, 2022, we had cash, cash equivalents, marketable securities and long-term investments of $119.1 million.

To date, we have generated revenue from the KP415 License Agreement, reimbursement of out-of-pocket third-party costs, and the performance of consulting services.

In July 2020, we entered into the Corium Consulting Agreement under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we are entitled to receive payments from Corium of up to $15.6 million, $13.6 million of was earned in monthly installments through March 31, 2022 and paid in arrears. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY. This $2.0 million was earned in the first quarter of 2022 and recorded as accounts and other receivables in the unaudited consensed balance sheets as of March 31, 2022. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

We have historically had minimal positive net cash flows from operations or negative net operating cash flows and we anticipate that we may continue to incur minimal positive net cash flows from operations or negative net cash flows from operations for at least the next several years. We expect that our sources of revenue will be through payments arising from our license agreements with Commave and KVK, or through potential consulting arrangements and any other future arrangements related to one of our product candidates.

In January 2021, we completed the Public Offering. The aggregate gross proceeds to us from the Public Offering, including from the exercises by the underwriter of its over-allotment option, totaled $52.4 million, before deducting underwriting discounts and commissions and offering expenses payable by us. In January 2022, we filed an amendment to the registration statement on Form S-1 (File No. 333-250945) on Form S-3 covering the issuance of the shares of our common stock issuable upon the exercise of the warrants issued in the Public Offering and remaining unexercised as of the date of the amendment, which was declared effective on February 1, 2022.

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

In July 2021, we entered into the Equity Distribution Agreement with JMP and RBCCM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of our common stock the Equity Distribution Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the Equity Distribution Agreement. We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement, which was declared effective on July 12, 2021. As of March 31, 2022, no shares have been issued or sold under the Equity Distribution Agreement.

Share Repurchase Program

On December 20, 2021, we initiated a share repurchase program, or the Share Repurchase Program, pursuant to which we may repurchase up to $50 million of shares of our common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the KP415 License Agreement, and potentially other sources of non-dilutive capital that may become available to us. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. As of March 31, 2022, we have repurchased 909,953 shares of our common stock for approximately $7.5 million under the Share Repurchase Program.

Convertible Debt

As of March 31, 2022, we had no convertible notes outstanding. During the first quarter of 2021 we repaid in full the convertible notes and terminated the Deerfield Facility Agreement.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(3,485)	$(2,586)
Net cash used in investing activities	(3,848)	—
Net cash (used in) provided by financing activities	(4,801)	74,290
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,134)	$71,704

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities of $3.5 million consisted of a net loss of $1.9 million and $2.8 million in changes in working capital, partially offset by $1.1 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the KP415 License Agreement and the Corium Consulting Agreement. The changes in working capital consisted of $1.8 million related to a change in accounts and other receivables, $0.4 million related to a change in accounts payable and accrued expenses, $0.1 million related to a change in operating lease liabilities and $0.8 million related to a change in other liabilities, partially offset by $0.3 million related to a change in prepaid expense and other assets and $0.1 million related to a change in operating lease right-of-use assets. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $0.9 million, a change in the fair value adjustment related to marketable securities and long-term investments of $0.4 million and $0.1 million related to depreciation, amortization and other items, partially offset by a change in the fair value adjustment related to derivative and warrant liabilities of $0.2 million.

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

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $3.8 million, which was attributable to purchases of marketable securities and long-term investments of $3.8 million.

For the three months ended March 31, 2021, there was no net cash used in investing activities.

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $4.8 million, which was primarily attributable to payments to repurchase shares as part of the Share Repurchase Program of $4.7 million and payment of offering costs of $0.1 million.

For the three months ended March 31, 2021, net cash provided by financing activities was $74.3 million, which was primarily attributable to net proceeds from sales of our common stock under the Public Offering of $49.3 million, net proceeds from the January 2021 Inducement Transaction of $41.4 million and net proceeds from the exercise of common stock warrants of $25.6 million, partially offset by repayment of principal on finance lease liabilities of $0.1 million, payment of debt issuance costs of $2.9 million, payment of offering costs of $1.1 million and repayment of principal on convertible notes of $37.9 million.

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

To date, we have generated revenue from the KP415 License Agreement, reimbursements of out-of-pocket third-party costs and the performance of consulting services. We expect that, for the foreseeable future, our only sources of revenues will be through payments arising from the KP415 License Agreement, the APADAZ License Agreement, or through potential consulting arrangements and any other future arrangements related to one of our product candidates. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the KP415 License Agreement to develop, manufacture and commercialize AZSTARYS and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the KP415 License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also expect to continue to incur additional costs associated with operating as a public company.

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

Our critical accounting policies have not changed materially from those described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider all the risk factors and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, before investing in our common stock. There have been no material changes to the risk factors described in that report. If any of those risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of those risk factors and the other factors described in in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	589,792	$8.08	909,953	$42,500,000
February 1, 2022 through February 28, 2022	—	—	909,953	42,500,000
March 1, 2022 through March 31, 2022	—	—	909,953	42,500,000
Total	589,792	$8.08	909,953	$42,500,000

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

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 17, 2020).
4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
10.1*	Seventh Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover page Interactive Data File (embedded within the Inline XBRL and combined in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KemPharm, Inc.

Date: May 12, 2022	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)