Form 10-Q
period 2022-06-30
KEMPHARM, INC
filed 2022-08-12
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Total shares of common stock outstanding as of August 11, 2022: 34,493,634

INDEX

KEMPHARM, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A. "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

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

PART I — FINANCIAL INFORMATION

Item 1.	unaudited condensed CONSOLIDATED Financial Statements

KEMPHARM, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$76,779	$112,346
Short-term investments	4,199	—
Accounts and other receivables	2,820	1,528
Prepaid expenses and other current assets	3,637	1,182
Total current assets	87,435	115,056
Inventories	779	—
Property and equipment, net	904	884
Operating lease right-of-use assets	1,165	1,141
Long-term investments	33,535	15,422
Other long-term assets	440	438
Total assets	$124,258	$132,941

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$3,600	$3,038
Current portion of operating lease liabilities	469	356
Current portion of discount and rebate liabilities	1,796	—
Other current liabilities	1,294	836
Total current liabilities	7,159	4,230
Line of credit payable	12,800	—
Derivative and warrant liability	57	330
Operating lease liabilities, less current portion	1,082	1,232
Discount and rebate liabilities, less current portion	3,900	—
Other long-term liabilities	27	31
Total liabilities	25,025	5,823

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 or December 31, 2021	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 35,399,267 shares issued and 34,489,314 shares outstanding as of June 30, 2022; 35,325,801 shares issued and 35,005,640 shares outstanding as of December 31, 2021	3	4
Additional paid-in capital	399,701	396,957
Treasury stock, at cost	(7,536)	(2,814)
Accumulated deficit	(292,935)	(267,029)
Total stockholders' equity	99,233	127,118
Total liabilities and stockholders' equity	$124,258	$132,941

See accompanying notes to unaudited condensed consolidated financial statements

 KEMPHARM, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue, net	$1,300	$11,986	$5,265	$24,103
Operating expenses:
Cost of revenue	51	1,000	59	2,000
Research and development	4,795	2,848	7,877	5,113
General and administrative	3,558	2,305	6,292	4,197
Acquired in-process research and development	17,663	—	17,663	—
Total operating expenses	26,067	6,153	31,891	11,310
(Loss) income from operations	(24,767)	5,833	(26,626)	12,793
Other income (expense):
Gain (loss) on extinguishment of debt	—	789	—	(16,096)
Interest expense related to amortization of debt issuance costs and discount	—	—	—	(150)
Interest expense on principal	(36)	(16)	(41)	(215)
Fair value adjustment related to derivative and warrant liability	32	(394)	273	(424)
Interest and other income (expense), net	14	(9)	(231)	(1)
Total other income (expense)	10	370	1	(16,886)
(Loss) income before income taxes	(24,757)	6,203	(26,625)	(4,093)
Income tax benefit	715	—	719	—
Net (loss) income	$(24,042)	$6,203	$(25,906)	$(4,093)
Deemed dividend	—	(16,898)	—	(54,342)
Net loss attributable to common stockholders	$(24,042)	$(10,695)	$(25,906)	$(58,435)

Basic and diluted net loss per share of common stock:
Net loss attributable to common stockholders	$(0.70)	$(0.40)	$(0.75)	$(2.42)

Weighted average number of shares of common stock outstanding:
Basic and diluted	34,447,206	29,174,565	34,476,737	24,187,484

See accompanying notes to unaudited condensed consolidated financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Undesignated		Additional	Treasury		Total
	Preferred	Common	Paid-in	Stock,	Accumulated	Stockholders'
	Stock	Stock	Capital	at cost	Deficit	Equity
Balance as of January 1, 2022	$—	$4	$396,957	$(2,814)	$(267,029)	$127,118
Net loss	—	—	—	—	(1,864)	(1,864)
Stock-based compensation expense	—	—	918	—	—	918
Shares repurchased as part of the Share Repurchase Program	—	(1)	—	(4,722)	—	(4,723)
Issuance of common stock in exchange for consulting services	—	—	50	—	—	50
Balance as of March 31, 2022	$—	$3	$397,925	$(7,536)	$(268,893)	$121,499
Net loss	—	—	—	—	(24,042)	(24,042)
Stock-based compensation expense	—	—	1,510	—	—	1,510
Issuance of common stock in exchange for consulting services	—	—	50	—	—	50
Issuance of common stock as part of the Employee Stock Purchase Plan	—	—	216	—	—	216
Balance as of June 30, 2022	$—	$3	$399,701	$(7,536)	$(292,935)	$99,233

See accompanying notes to unaudited condensed consolidated financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(in thousands)

	Preferred Stock
	Series A	Series B-1	Series B-2
	Convertible	Convertible	Convertible	Undesignated		Additional		Total
	Preferred	Preferred	Preferred	Preferred	Common	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2021	$—	$—	$—	$—	$0	$192,062	$(258,474)	$(66,412)
Net loss	—	—	—	—	—	—	(10,296)	(10,296)
Stock-based compensation expense	—	—	—	—	—	675	—	675
Issuance of common stock in connection with Public Offering, net of discounts and commissions	—	—	—	—	1	49,284	—	49,285
Issuance of common stock in connection with the exercise of warrants in the Inducement Transaction, net of discounts and commissions	—	—	—	—	1	40,390	—	40,391
Issuance of common stock in connection with the exercise of common stock warrants	—	—	—	—	—	25,593	—	25,593
Fair value of warrants issued in connection with the Exchange Agreement	—	—	—	—	—	15,990	—	15,990
Fair value of Series B-2 Preferred Stock issued in accordance with the Exchange Agreement	—	—	29,056	—	—	—	—	—
Issuance of common stock as a result of Series B-2 Preferred Stock conversion	—	—	(29,056)	—	1	29,055	—	29,056
Fair value of warrants issued in connection with the Inducement Transaction	—	—	—	—	—	38,437	—	38,437
Deemed dividend related the Inducement Transaction	—	—	—	—	—	(37,444)	—	(37,444)
Offering expenses charged to equity	—	—	—	—	—	(1,106)	—	(1,106)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	82	—	82
Balance as of March 31, 2021	$—	$—	$—	$—	$3	$353,018	$(268,770)	$84,251
Net income	—	—	—	—	—	—	6,203	6,203
Stock-based compensation expense	—	—	—	—	—	318	—	318
Issuance of common stock in connection with the exercise of warrants in the June 2021 Inducement Transaction, net of discounts and commissions	—	—	—	—	—	35,455	—	35,455
Issuance of common stock in connection with the exercise of common stock warrants	—	—	—	—	—	4,191	—	4,191
Fair value of warrants issued in connection with the June 2021 Inducement Transaction	—	—	—	—	—	17,089	—	17,089
Deemed dividend related the June 2021 Inducement Transaction	—	—	—	—	—	(16,898)	—	(16,898)
Offering expenses charged to equity	—	—	—	—	—	(18)	—	(18)
Issuance of common stock in exchange for consulting services	—	—	—	—	—	72	—	72
Balance as of June 30, 2021	$—	$—	$—	$—	$3	$393,227	$(262,567)	$130,663

See accompanying notes to unaudited condensed consolidated financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,906)	$(4,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	16,096
Stock-based compensation expense	2,428	993
Non-cash interest expense	—	8
Amortization of debt issuance costs and debt discount	—	150
Depreciation and amortization expense	246	128
Fair value adjustment related to derivative and warrant liability	(273)	424
Fair value adjustment related to investments	495	—
Loss on sublease and disposal of property and equipment	9	76
Consulting fees paid in common stock	100	154
Acquired in-process research and development	17,663	—
Change in assets and liabilities:
Accounts and other receivables	(1,292)	691
Prepaid expenses and other assets	(1,892)	(1,330)
Inventories	39	—
Operating lease right-of-use assets	(24)	87
Accounts payable and accrued expenses	630	(1,702)
Discount and rebate liabilities	496	—
Operating lease liabilities	(37)	(159)
Other liabilities	(339)	2,494
Net cash (used in) provided by operating activities	(7,657)	14,017

Cash flows from investing activities:
Acquisitions, net	(14,090)	—
Purchases of property and equipment	(31)	(81)
Purchases of investments	(23,832)	—
Maturities of investments	1,025	—
Net cash used in investing activities	(36,928)	(81)

Cash flows from financing activities:
Proceeds from issuance of debt	12,800	—
Proceeds from Public Offering, net of discounts and commissions	—	49,285
Proceeds from January 2021 Inducement Transaction, net of discounts and commissions	—	41,384
Proceeds from June 2021 Inducement Transaction, net of discounts and commissions	—	35,646
Proceeds from insurance financing arrangements	1,273	—
Proceeds from Employee Stock Purchase Plan	216	—
Payments of principal on insurance financing arrangements	(469)	—
Payment to repurchase shares as part of the Share Repurchase Program	(4,723)	—
Payment of offering costs	(68)	(1,124)
Repayment of principal on finance lease liabilities	(11)	(133)
Payment of debt issuance costs	—	(2,881)
Repayment of principal on convertible notes	—	(37,924)
Net proceeds from exercise of common stock warrants	—	29,784
Net cash provided by financing activities	9,018	114,037
Net (decrease) increase in cash and cash equivalents	(35,567)	127,973
Cash and cash equivalents, beginning of period	112,346	4,322
Cash and cash equivalents, end of period	$76,779	$132,295

Supplemental cash flow information:
Cash paid for interest	$41	$207
Facility Notes principal converted to Series B-2 Preferred Stock	—	31,477
Amounts due for property and equipment included in accounts payable and accrued expenses	—	22
Amounts due for deferred offering costs included in accounts payable and accrued expenses	—	107
Fair value of warrants issued to underwriters in connection with Public Offering	—	3,485

See accompanying notes to unaudited condensed consolidated financial statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that   may be expected for the full year ending   December 31, 2022.

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

Arimoclomol Acquisition

On May 15, 2022, the Company and KemPharm Denmark A/S (“KemPharm DK”), a newly formed Danish company and wholly-owned subsidiary of KemPharm, Inc., entered into an asset purchase agreement (the “Arimoclomol Purchase Agreement”) with Orphazyme A/S in restructuring, a Danish public limited liability company (“Orphazyme”). The Arimoclomol Purchase Agreement closed on May 31, 2022. Under the terms of the Arimoclomol Purchase Agreement, KemPharm DK purchased all of the assets and operations of Orphazyme related to arimoclomol and settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million. In addition, KemPharm DK agreed to assume an estimated reserve liability of $5.2 million related to revenue generated from Orphazyme’s Early Access Program in France.

The Company accounted for the arimoclomol acquisition as an asset acquisition as the majority of the value of the assets acquired related to the arimoclomol acquired in-process research and development (“IPR&D”) asset. The intangible asset associated with IPR&D relates to arimoclomol. The estimated fair value of $17.7 million was determined using the excess earnings valuation method, a variation of the income valuation approach. The excess earnings valuation method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset over its remaining economic life. Some of the more significant assumptions utilized in our asset valuations included the estimated net cash flows for asset, including net revenues, cost of sales, research and development and other operating expenses, the potential regulatory and commercial success rates, competitive trends impacting the assets, and tax rates, and were based on our most recent strategic plan. The fair value using the excess earnings valuation method was determined using an estimated weighted average cost of capital of 42%, which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 fair value measurement.

In accordance with Accounting Standards Codification, Subtopic 730-10-25, Accounting for Research and Development Costs, the up-front payments to acquire a new drug compound, as well as future milestone payments when paid or payable, are immediately expensed as acquired IPR&D in transactions other than a business combination provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Therefore, the portion of the purchase price that was allocated to the IPR&D assets acquired was immediately expensed. Other assets acquired and liabilities assumed, were recorded at fair value. The company also recorded a $0.7 million income tax benefit for the three and six months ended June 30, 2022 related to research and development credits that are expected to be realized from the local jurisdiction in Denmark.

The following represents the consideration paid and purchase price allocation for the acquisition of arimoclomol (in thousands):

Cash	$12,800
Assumed reserve liability	5,200
Total consideration	$18,000

Total consideration	$18,000
Direct transaction costs associated with the acquisition (1)	1,290
Total purchase price to be allocated	$19,290

Property and equipment, inventory and assembled workforce acquired	$1,627
IPR&D (2)	17,663
Total allocated purchase price	$19,290

(1) As a result of the asset acquisition accounting, the transaction costs associated with the acquisition should be included in the costs of the assets acquired and allocated amongst qualifying assets using the relative fair value basis. The transaction costs primarily included financial advisor fees, legal expenses and auditor expenses.

(2) The primary asset acquired, the IPR&D asset, was expensed and the allocated transaction related costs were included with and expensed with this asset.

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

Entry into 2021 ATM Agreement

On  July 2, 2021, the Company entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. The Company filed a registration statement on Form S-3 covering the sale of the shares of its common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2021 ATM Agreement, which was declared effective on  July 12, 2021. As of  June 30, 2022, no shares have been issued or sold under the 2021 ATM Agreement.

Share Repurchase Program

On December 20, 2021, the Company initiated a share repurchase program (the "Share Repurchase Program") pursuant to which the Company may repurchase up to $50 million of shares of its common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the KP415 License Agreement, and potentially other sources of non-dilutive capital that may become available to the Company. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by the Company is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. The Company does not currently intend to retire the repurchased treasury shares, rather all repurchased treasury shares will remain authorized but unissued. As of  June 30, 2022, the Company has repurchased 909,953 shares of its common stock for approximately $7.5 million under the Share Repurchase Program.

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

For the three and six months ended June 30, 2022, the Company recognized revenue under the KP415 License Agreement of $0.1 million and $0.2 million, respectively, primarily related to royalties. For the three and six months ended June 30, 2021, the Company recognized revenue under the KP415 License Agreement of $10.0 million and $20.0 million, respectively, primarily related to licensing and collaboration revenue as a result of regulatory milestones met during the periods. There was no deferred revenue related to this agreement as of June 30, 2022, or December 31, 2021.

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

Under the Corium Consulting Agreement, the Company was entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was earned in monthly installments through  March 31, 2022 and paid in arrears. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY, which was approved by the FDA in the first quarter of 2022. Corium also agreed to be responsible for and reimburse the Company for all development, commercialization and regulatory expenses incurred as part of the performance of the Corium Consulting Services.

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

The Company determined that the performance of consulting services, including reimbursement of third-party pass-through costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable third-party pass-through costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As of  March 31, 2022, the Company had recognized approximately all of the consulting services and third-party pass-through costs under the Corium Consulting Agreement.

For the three months ended June 30, 2021, the Company recognized revenue under the Corium Consulting Agreement of $1.6 million, and no revenue was recognized under the Corium Consulting Agreement for the three months ended June 30, 2022. For the six months ended June 30, 2022, and 2021, the Company recognized revenue under the Corium Consulting Agreement of $3.9 million, which included the $2.0 million milestone payment discussed above, and $3.2 million, respectively. As of June 30, 2022, the Company had no deferred revenue related to this agreement. As of December 31, 2021, the Company had deferred revenue related to this agreement of $0.4 million.

Other Consulting Arrangements

For the three months ended June 30, 2022, and 2021, the Company recognized revenue under other consulting arrangements of $0.3 million and $0.3 million, respectively. For the six months ended  June 30, 2022, and 2021, the Company recognized revenue under other consulting arrangements of $0.3 million and $0.8 million, respectively. There was deferred revenue from other consulting arrangements as of June 30, 2022, of less than $0.1 million, and no deferred revenue from other consulting arrangements as of  December 31, 2021.

Arimoclomol Early Access Program

The Company recognizes revenue when fulfilling its performance obligation under the Arimoclomol Early Access Program ("Arimoclomol EAP") by transferring control of promised goods or services to its customer, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. Revenue is recognized net of sales deductions, including discounts, rebates, applicable distributor fees, and revenue-based taxes. The Company recognizes revenue in accordance with ASC 606 and, as a result, follows the five-step model when recognizing revenue: 1) identifying a contract; 2) identifying the performance obligations; 3) determining the transaction price; 4) allocating the price to the performance obligations; and 5) recognizing revenue when the performance obligations have been fulfilled.

Net revenue comprises revenue from the sale of arimoclomol for the treatment of Niemann-Pick Disease Type C ("NPC") under the remunerated early access compassionate use program (“nATU”) in France. An early access compassionate use program is a program giving specific patients access to a drug, which is not yet approved for commercial sale.

Only drugs targeting serious or rare indications and for which there is currently no appropriate treatment are considered for early access compassionate use programs. Further, to be considered for the early access compassionate use program, the drug must have proven efficacy and safety and must either be undergoing price negotiations or seeking marketing approval.

Revenue is recognized when the drug products are sold to the customer, i.e., at the time when control over the drug product is transferred to the third-party customer. Under the French nATU, the manufacturer can set its own price for the drug products until a price agreement with the authorities is in place. Any excess in the price charged by the manufacturer compared to the price agreed with the health authorities once the drug product is approved in France must be repaid. The repayment is considered in the clawback liability.

All sales and distributions of arimoclomol are included in the service agreement with Clinigen Health Limited, who keep goods on a consignment stock until it is transferred to the third-party customer (early access patient sites).

An estimate of net revenue and clawback liability are recognized using the ‘expected value’ method.

Accounting for net revenue and clawback liability requires determination of the most appropriate method for the expected final transaction price, which depends on the terms and conditions in the contracts with the French Health Authorities, and is subject to price negotiations with the French Health Authorities, following a market approval. This estimate also requires assumptions with respect to inputs into the method, including current pricing of comparable marketed products within the rare disease area in France. Management has considered the expected final sales price as well as the price of similar drug products.

Management has based their initial sales prices on comparable drug products for arimoclomol, and the estimate of the clawback liability on the basis of the average cost of treatment which the authorities are expected to cover.

In the estimate for clawback liability, management applied relevant available market data. Management’s assumptions are based on available relevant market information regarding average treatment cost of the most comparable drugs possible in the rare disease area in Europe. The Company is operating within a rare disease therapeutic area where there is unmet treatment need and hence a limited number of comparable commercialized drugs products. The limited available relevant market information for directly comparable commercialized drugs within rare disease increases the uncertainty in management's estimate.

The Company records revenues from product sales when there is a transfer of control of the product from the Company to the customer. The Company typically determines transfer of control based on when the product is shipped or delivered and title passes to the customer. In determining when the customer obtains control of the product, the Company considers certain indicators, including whether the Company has a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received. For the three and six months ended June 30, 2022, the Company recognized revenue related to the Arimoclomol EAP in France of $0.9 million, which is net of a clawback liability of $0.5 million during the same periods.

As part of the Arimoclomol Purchase Agreement the Company assumed an estimated reserve liability of $5.2 million related to revenue generated from the Arimoclomol EAP in France. The total estimate reserve liability as of June 30, 2022, including the additional clawback liability for the three months ended June 30, 2022, was $5.7 million. As of June 30, 2022, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheet and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

Accounts and Other Receivables

Accounts and other receivables consist of receivables under the KP415 License Agreement and Arimoclomol EAP, as well as receivables related to consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the KP415 License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and royalties on product sales. Receivables under the Arimoclomol EAP are recorded for product sales under the program in France. These receivables, as well as the receivables related to consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of  June 30, 2022, the Company had receivables related to the Arimoclomol EAP of $1.4 million, KP415 License Agreement of $0.1 million, consulting arrangements of $0.3 million, income tax receivables of $0.7 million and other receivables of $0.3 million. As of  December 31, 2021, the Company had receivables related to the Corium Consulting Agreement of $1.2 million, KP415 License Agreement of $0.1 million, income tax receivables of $0.1 million and other consulting arrangements of $0.1 million. As of June 30, 2022, and December 31, 2021, no reserve or allowance for doubtful accounts has been established.

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

As of June 30, 2022, and December 31, 2021, the Company had no convertible notes outstanding.

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

The Company determined the payoff letter met the liability derecognition threshold under ASC 405-20, Liabilities - Extinguishment of Liabilities, as the Company repaid the debt (and has been relieved of the related obligation) without entering into new debt with the Facility Agreement Note Holders and there is no other continuing debt with the Facility Agreement Note Holders. The payoff letter resulted in a loss on extinguishment of debt which was shown within other (expense) income in the unaudited condensed statements of operations for the three months ended  March 31, 2021.

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

Line of Credit

On May 31, 2022, the Company and Ameris Bank, as lender, entered into a $20.0 million revolving loan agreement (the “Line of Credit”). Proceeds of the revolving facility provided by the Line of Credit are to be used for general corporate purposes. Loans under the Line of Credit bear interest at the Secured Overnight Financing Rate ("SOFR")  plus 1.60%, with a SOFR floor of 0.00%.

The revolving facility under the Line of Credit is secured by a perfected security interest in deposit accounts. The revolving facility under the Line of Credit is subject to customary affirmative and negative covenants.

The latest maturity date of the loans under the Line of Credit is May 31, 2025. The Line of Credit contains customary events of default that could lead to an acceleration of the loans, including cross-default, bankruptcy and payment defaults. As of June 30, 2022, the Company has drawn $12.8 million from the Line of Credit to finance the transactions under the Arimoclomol Purchase Agreement, and this amount is supported by a $12.8 million certificate of deposit which is shown as long-term investments in the unaudited condensed consolidated balance sheets. The remaining $7.2 million under the Line of Credit is in a separate interest-bearing certificate of deposit and is also recorded as long-term investments in the unaudited condensed consolidated balance sheet as of June 30, 2022. These certificates of deposit are pledged as collateral against the Line of Credit and cannot be redeemed so long as the $20.0 million remains available under the Line of Credit. The total value of the certificates of deposit held with Ameris Banks must meet or exceed the amount available to borrow under the Line of Credit so long as the Line of Credit remains active.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of  June 30, 2022, and December 31, 2021, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of June 30, 2022, and December 31, 2021, the Company had 10,000,000 shares of authorized, unallocated and unissued preferred stock.

In June 2021, the Company filed with the Secretary of State of the State of Delaware: (i) a Certificate of Elimination of Series A Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 9,578 shares designated as Series A Convertible Preferred Stock; (ii) a Certificate of Elimination of Series B-1 Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 1,576 shares designated as Series B-1 Convertible Preferred Stock; and (iii) a Certificate of Elimination of Series B-2 Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 31,480 shares designated as Series B-2 Convertible Preferred Stock. As of June 30, 2022, and December 31, 2021, no shares of preferred stock were designated, issued or outstanding.

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

Authorized, Issued, and Outstanding Common Shares

As of  June 30, 2022, and December 31, 2021, the Company had authorized 250,000,000 shares of common stock. Of the authorized shares, 35,399,267 and 35,325,801 shares of common stock were issued as of June 30, 2022, and December 31, 2021, respectively, and 34,489,314 and 35,005,640 shares of common stock were outstanding as of  June 30, 2022, and December 31, 2021, respectively.

As of  June 30, 2022 and December 31, 2021, the Company had reserved authorized shares of common stock for future issuance as follows:

	June 30, 2022	December 31, 2021
Outstanding awards under equity incentive plans	2,529,569	1,273,879
Outstanding common stock warrants	4,252,600	4,252,600
Possible future issuances under equity incentive plans	4,354,470	4,209,935
Possible future issuances under employee stock purchase plans	1,445,213	1,500,000
Total common shares reserved for future issuance	12,581,852	11,236,414

Common Stock Activity

The following table summarizes common stock activity for the six months ended June 30, 2022:

Shares of Common Stock
Balance as of January 1, 2022	35,005,640
Common stock issued as compensation to third-parties	7,649
Common stock repurchased as a result of the Stock Repurchase Plan	(589,792)
Balance as of March 31, 2022	34,423,497
Common stock issued as compensation to third-parties	11,030
Common stock issued as a result of the Employee Stock Purchase Plan	54,787
Balance as of June 30, 2022	34,489,314

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

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the APADAZ License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the unaudited condensed statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset on the unaudited condensed balance sheets. As of June 30, 2022, and December 31, 2021, a contract asset of $0.4 million is recorded in other long-term assets on the unaudited condensed consolidated balance sheets related to the KVK Warrant.

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

Warrants to Purchase Common Stock

On  January 12, 2021, pursuant to the terms of the Underwriting Agreement and  December 2020 Exchange Agreement, the Company issued warrants to purchase 12,078,361 shares of the Company’s common stock (collectively, the “Offering Warrants”) in the Public Offering and in connection with the transactions contemplated under the  December 2020 Exchange Agreement. The Offering Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.50 per share. The Offering Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the Offering Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Offering Warrants. A holder (together with its affiliates)  may not exercise any portion of the Offering Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the Offering Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the Offering Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the Offering Warrants, including any voting rights, until they exercise their Offering Warrants. The Offering Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the Offering Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the Offering Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Offering Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the warrants have the right to require the Company or a successor entity to redeem the Offering Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the Offering Warrants have the right to require the Company or a successor entity to redeem the Offering Warrants in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. The Offering Warrants meet the equity classification requirements and thus are recorded in additional paid-in capital on the unaudited condensed balance sheets. As of  June 30, 2022, 3,461,858 Offering Warrants have been exercised for 3,030,881 shares of common stock and gross proceeds of approximately $16.9 million. These amounts are exclusive of the Offering Warrants exercised as part of the  January 2021 Inducement Transaction discussed below.

Underwriter Warrant

On  January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued to the Underwriter a warrant to purchase 806,932 shares of the Company’s common stock (the “Underwriter Warrant”). The Underwriter Warrant is subject to substantially the same terms and conditions as the Warrants, provided that the exercise price for the Underwriter Warrant is $8.125 per share. If the Underwriter exercises any additional portion of its over-allotment option, then the Company shall issue the Underwriter an additional Underwriter Warrant exercisable for a number of shares of common stock equal to 5.0% of the number of shares of common stock issued in such over-allotment exercise (including the shares of common stock issuable upon the exercise of any Warrants issued in connection therewith). In connection with the closing of the Underwriter's partial exercise of its over-allotment option, on  February 3, 2021, the Underwriter was issued an additional warrant to purchase 18,702 shares of common stock. As of  June 30, 2022, 400,000 Underwriter Warrants have been exercised for 400,000 shares of common stock and gross proceeds of approximately $3.3 million.

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

The  January 2021 Inducement Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.36 per share. The  January 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the  January 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates)  may not exercise any portion of the  January 2021 Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% (or, upon election by a holder prior to the issuance of its  January 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the  January 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the  January 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the  January 2021 Inducement Warrants, including any voting rights, until they exercise their  January 2021 Inducement Warrants. The  January 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the  January 2021 Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the  January 2021 Inducement Warrants will be entitled to receive upon exercise of the  January 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the  January 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the  January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  January 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the  January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the   January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  January 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the  January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of  June 30, 2022, 1,676,921  January 2021 Inducement Warrants have been exercised for 1,676,921 shares of common stock and gross proceeds of approximately $10.7 million. These amounts are exclusive of the  January 2021 Inducement Warrants exercised as part of the  June 2021 Inducement Transaction discussed below.

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

The  June 2021 Inducement Warrants were immediately exercisable and expire on  December 31, 2026, at an exercise price per share of common stock equal to $16.50 per share. The  June 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the  June 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates)  may not exercise any portion of the  June 2021 Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% (or, upon election by a holder prior to the issuance of its  June 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the  June 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the  June 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the  June 2021 Inducement Warrants, including any voting rights, until they exercise their  June 2021 Inducement Warrants. The  June 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the  June 2021 Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the  June 2021 Inducement Warrants will be entitled to receive upon exercise of the  June 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the  June 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the  June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  June 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the  June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the   June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  June 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the  June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of  June 30, 2022, no  June 2021 Inducement Warrants have been exercised.

In accordance with the  June 2021 Inducement Transaction we recognized a deemed dividend of $16.9 million which is the difference between the grant date fair value of the  June 2021 Inducement Warrants and the purchase price of the  June 2021 Inducement Warrants. This deemed dividend is added to net loss to arrive at net loss attributable to common stockholders on the unaudited condensed consolidated statements of operations.

G.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In   November 2014, the Board of Directors of the Company ("the Board"), and in   April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in   April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that   may be issued under the A&R 2014 Plan is 6,889,885 as of June 30, 2022. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on   January 1 of each year, beginning on   January 1, 2016, and ending on and including   January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on   January 1, 2022, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,400,225 shares.

During the three and six months ended  June 30, 2022, and 2021, no stock options were exercised.

In  June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), following its adoption by the Board in April 2021. The maximum number of shares of common stock that   may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of June 30, 2022, 54,787 shares have been issued under the ESPP.

Stock-based compensation expense recorded under the 2014 Plan, A&R 2014 Plan and ESPP is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$422	$133	$733	$429
General and administrative	1,088	185	1,695	564
Total stock-based compensation expense	$1,510	$318	$2,428	$993

There was $0.4 million of stock-based compensation expense related to performance-based awards recognized during the three and six months ended June 30, 2022, and $0.4 million of stock-based compensation expense related to performance-based awards recognized during the six months ended June 30, 2021. There was no stock-based compensation expense related to performance-based awards recognized during the three months ended June 30, 2021.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, investments and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2022, and December 31, 2021 (in thousands):

	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$52	$—	$—	$52
Embedded Warrant Put Option	4	—	—	4
KVK Warrant liability	1	—	1	—
Total liabilities	$57	$—	$1	$56
	—
Securities:
U.S. government-sponsored agency securities	$7,266	$—	$7,266	$—
Corporate notes and commercial paper	304	—	304	—
Certificates of deposit	20,473	20,473	—	—
U.S. Treasury securities	9,691	9,691	—	—
Total assets	$37,734	$30,164	$7,570	$—

	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$288	$—	$—	$288
Embedded Warrant Put Option	18	—	—	18
KVK Warrant liability	24	—	24	—
Total liabilities	$330	$—	$24	$306

Securities:
U.S. government-sponsored agency securities	$4,997	$—	$4,997	$—
Certificates of deposit	490	490	—	—
U.S. Treasury securities	9,935	9,935	—	—
Total assets	$15,422	$10,425	$4,997	$—

The Company’s Deerfield Warrant liability, embedded Warrant Put Option and securities are measured at fair value on a recurring basis. As of  June 30, 2022, and December 31, 2021, the Deerfield Warrant liability and the embedded Warrant Put Option are reported on the unaudited condensed consolidated balance sheets in derivative and warrant liability. As of June 30, 2022, and December 31, 2021, the securities are reported on the unaudited condensed consolidated balance sheets in short-term and long-term investments. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability and embedded Warrant Put Option for all periods presented. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability and embedded Warrant Put Option are reflected in the unaudited condensed consolidated statements of operations for the three and six months ended  June 30, 2022, and 2021, as a fair value adjustment related to derivative and warrant liability.

The derivative liability for the Deerfield Warrant was $52,000 and $288,000 at  June 30, 2022, and December 31, 2021, respectively. The derivative liability for the embedded Warrant Put Option was $4,000 and $18,000 at June 30, 2022, and December 31, 2021, respectively. A 10% increase in the enterprise value would result in an increase of $12,000 in the estimated fair value of the Deerfield Warrant liability and an increase of $1,000 in the estimated fair value of the embedded Warrant Put Option liability. In addition, the Company assumed a weighted-average probability of a liquidity event occurring of approximately 25% with an estimated probability-weighted value of approximately $30.0 million and a weighted-average probability of a fundamental change event occurring of approximately 28% with an estimated probability-weighted value of approximately $380 million, respectively, with estimated timing in each scenario of the second quarter of 2023.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of  June 30, 2022, and December 31, 2021, the KVK Warrant liability is reported on the unaudited condensed consolidated balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the unaudited condensed consolidated statements of operations for the three and six months ended  June 30, 2022, and 2021, as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance as of beginning of period	$84	$292	$306	$255
Adjustment to fair value	(28)	374	(250)	411
Balance as of end of period	$56	$666	$56	$666

I.	Net Loss Per Share

During the three months ended  June 30, 2022, and the six months ended June 30, 2022 and 2021, the Company did not use the two-class method to compute net loss attributable to common stockholders per share of common stock, even though it had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings, because these holders are not obligated to participate in a loss. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

As noted above, for the three months ended June 30, 2022, and the six months ended June 30, 2022 and 2021, the Company did not utilize the two-class approach as the Company was in a net loss position and the holders of the participating securities have no obligation to fund losses. The Company did analyze diluted net loss attributable to common stockholders per share of common stock under the treasury-stock/if-converted method and noted that all outstanding stock options and warrants were anti-dilutive for the periods presented. For all period presented, basic net loss attributable to common stockholders per share of common stock was the same as diluted net loss attributable to common stockholders per share of common stock.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Awards under equity incentive plans	2,529,569	414,869	2,529,569	414,869
Common stock warrants	4,252,600	4,584,889	4,252,600	4,584,889
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	6,782,169	4,999,758	6,782,169	4,999,758

A reconciliation from net loss to basic and diluted net loss attributable to common stockholders per share of common stock for the three and six months ended  June 30, 2022, and 2021, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic and diluted net loss per share of common stock:

Net (loss) income	$(24,042)	$6,203	$(25,906)	$(4,093)
Less: Dividends declared or accumulated	—	(16,898)	—	(54,342)
Net (loss) income attributable to shares of common stockholders, basic and diluted	$(24,042)	$(10,695)	$(25,906)	$(58,435)
Less: Net income attributable to participating securities	—	(838)	—	—
Undistributed net loss attributable to common stockholders, basic and diluted	$(24,042)	$(11,533)	$(25,906)	$(58,435)
Weighted average number of shares of common stock outstanding, basic and diluted	34,447	29,175	34,477	24,187
Basic and diluted net loss attributable to common stockholders per share of common stock	$(0.70)	$(0.40)	$(0.75)	$(2.42)

J.	Leases

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

The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Cost	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$32	$32	$64	$64
Interest on lease liabilities	0	3	1	7
Total finance lease cost	32	35	65	71
Operating lease cost	99	92	190	183
Short-term lease cost	52	49	102	99
Variable lease cost	13	8	26	21
Less: sublease income	(39)	(13)	(78)	(13)
Total lease costs	$157	$171	$305	$361

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$7
Financing cash flows from finance leases	11	133
Operating cash flows from operating leases	241	228
Operating cash flows from short-term leases	102	99
Operating cash flows from variable lease costs	26	21

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	146	—

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	June 30,	December 31,
	2022	2021
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(715)	(651)
Property and equipment, net	$316	$380

Other current liabilities	$7	$15
Other long-term liabilities	3	6
Total finance lease liabilities	$10	$21

Operating Leases
Operating lease right-of-use assets	$1,165	$1,141
Total operating lease right-of-use assets	$1,165	$1,141

Current portion of operating lease liabilities	$469	$356
Operating lease liabilities, less current portion	1,082	1,232
Total operating lease liabilities	$1,551	$1,588

Weighted Average Remaining Lease Term
Finance leases (years)	2	1
Operating leases (years)	3	4

Weighted Average Discount Rate
Finance leases	14.3%	12.0%
Operating leases	7.2%	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2022 (excluding the six months ended June 30, 2022)	$4	$279
2023	6	563
2024	—	488
2025	—	390
2026	—	30
Total lease payments	10	1,750
Less: future interest expense	0	(199)
Lease liabilities	$10	$1,551

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

For example, in May 2022, we, through our newly formed wholly-owned subsidiary, KemPharm Denmark A/S, or KemPharm DK, entered into an Asset Purchase Agreement, or the Arimoclomol Purchase Agreement, with Orphazyme A/S in restructuring, a Danish public limited liability company, or Orphazyme. The transactions agreed to under the Arimoclomol Purchase Agreement closed on May 31, 2022. Under the terms of the Arimoclomol Purchase Agreement, KemPharm DK purchased all of the assets and operations of Orphazyme related to arimoclomol and settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million. In addition, KemPharm DK agreed to assume an estimated reserve liability of $5.2 million related to revenue generated from Orphazyme’s Early Access Program in France, or the Arimoclomol EAP.

In January 2022, we announced that we have selected KP1077 for the treatment of IH and narcolepsy as our next clinical development candidate. KP1077 utilizes SDX, our prodrug of d-MPH, as its active pharmaceutical ingredient. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN®, a commonly prescribed CNS stimulant. In addition, on May 5, 2022, we announced that we submitted an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, seeking permission to commence a clinical program to evaluate KP1077 in IH. Upon clearance of the IND, we plan to initiate a Phase 2 clinical trial of KP1077 in IH, in the United States, as early as the second half of 2022, with a second trial in narcolepsy anticipated to begin soon after the initiation of the IH clinical trial.

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

We have historically had minimal positive net cash flows from operations. Our cash flows used in operations for the six months ended June 30, 2022, and 2021, were ($7.7) million and $14.0 million, respectively. However, the positive net cash flows from operations for the six months ended June 30, 2021, were primarily due to an adjustment to reconcile net loss to net cash used in operations of approximately $16.1 million related to a loss on extinguishment of debt during the period.

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

Our Product Candidates and Approved Products

We have employed our proprietary LAT platform technology to create a portfolio of approved products that we believe will offer, and product candidates that we believe have the potential to offer, significant improvements over currently available FDA-approved drugs. We also strive to acquire product candidates that we feel compliment our portfolio, for example, in May 2022, we purchased all of the assets and operations of Orphazyme related to arimoclomol.

A selection of our product candidates and approved products are summarized in the table below:

Selected KemPharm Partnered and Other Development Assets

Parent Drug (Effect Profile)	Product Candidate / Product
(Indication)	(Status)	Development Status	Next Milestone(s)
Arimoclomol (ER)	Arimoclomol	NDA Preparation	NDA Submission - as early as Q1 2023
(NPC)
Methylphenidate (ER)	KP1077*	Clinical - Phase 2	Initiation of Pivotal Phase 2 Trial - as early as H2 2022
(IH)
Methylphenidate (ER)	KP1077*	Clinical - Phase 2	Initiation of Pivotal Phase 2 Trial - as early as H2 2022
(Narcolepsy Types I and II)
Methylphenidate (ER)	KP879	Clinical - Phase 2	External funding and collaborations
(SUD)
Methylphenidate (ER)	AZSTARYS	FDA Approved	Tracking Payor Contracts and TRx's
(ADHD)	(Partnered)
Hydrocodone/APAP (IR)	APADAZ	FDA Approved	Tracking Payor Contracts and TRx's
(Pain)	(Partnered)

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

In July 2020, we entered into the Corium Consulting Agreement under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we were entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was earned in monthly installments through March 31, 2022 and paid in arrears. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY, which was approved in the first quarter of 2022. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Period-to-
	2022	2021	Period Change
Revenue, net	$1,300	$11,986	$(10,686)
Operating expenses:
Cost of revenue	51	1,000	(949)
Research and development	4,795	2,848	1,947
General and administrative	3,558	2,305	1,253
Acquired in-process research and development	17,663	—	17,663
Total operating expenses	26,067	6,153	19,914
(Loss) income from operations	(24,767)	5,833	(30,600)
Other (expense) income:
Gain on extinguishment of debt	—	789	(789)
Interest expense related to amortization of debt issuance costs and discount	—	—	—
Interest expense on principal	(36)	(16)	(20)
Fair value adjustment related to derivative and warrant liability	32	(394)	426
Interest and other income (expense), net	14	(9)	23
Total other income	10	370	(360)
(Loss) income before income taxes	(24,757)	6,203	(30,960)
Income tax benefit	715	—	715
Net (loss) income	$(24,042)	$6,203	$(30,245)
Deemed dividend	—	(16,898)	16,898
Net loss attributable to common stockholders	$(24,042)	$(10,695)	$(13,347)

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended June 30, 2022, was $24.0 million compared to net loss attributable to common stockholders of $10.7 million for the three months ended June 30, 2021, a change of $13.3 million. The change was primarily attributable to a change in (loss) income from operations of $30.6 million and a gain on extinguishment of debt of $0.8 million in 2021 that did not recur in 2022, partially offset by a deemed dividend, recognized as a result of the June 2021 Inducement Transaction, totaling $16.9 million which did not recur in 2022, a change in fair value adjustment related to derivative and warrant liability of $0.4 million, and an income tax benefit of $0.7 million.

Revenue

Revenue for the three months ended June 30, 2022, was $1.3 million, a decrease of $10.7 million compared to revenue of $12.0 million for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in revenue from the KP415 License Agreement of approximately $10.0 million and a decrease in revenue from the Corium Consulting Agreement of approximately $1.9 million, partially offset by an increase in revenue from the Arimoclomol EAP of $0.9 million and other consulting agreements of approximately $0.3 million.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2022, was $0.1 million, a decrease of $0.9 million compared to cost of revenue of $1.0 million for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in royalty payments to Aquestive related to revenue from the KP415 License Agreement due to the regulatory milestone revenue earned in the second quarter of 2021, partially offset by royalties payable to Aquestive for the KP415 License Agreement royalty revenue in the second quarter of 2022 and cost of goods sold under the Arimoclomol EAP.

Research and Development

Research and development expenses increased by $1.9 million, from $2.8 million for the three months ended June 30, 2021, to $4.8 million for the three months ended June 30, 2022. This increase was primarily attributable to an increase in third-party research and development costs of $1.1 million, an increase in personnel-related costs of $0.6 million and an increase in other research and development costs of $0.2 million.

General and Administrative

General and administrative expenses increased by $1.3 million, from $2.3 million for the three months ended June 30, 2021, to $3.6 million for the three months ended June 30, 2022. This increase was primarily attributable to an increase in personnel-related costs of $1.3 million.

Acquired In-Process Research and Development

Acquired in-process research and development expense increased by $17.7 million, from $0 for the three months ended June 30, 2021, to $17.7 million for the three months ended June 30, 2022. This increase was due to one-time acquired in-process research and development expense as a result of the transactions under Arimoclomol Purchase Agreement

Other Income

Other income decreased by $360,000, from $370,000 for the three months ended June 30, 2021, to $10,000 for the three months ended June 30, 2022. This period-to-period decrease in income was primarily attributable to a gain on extinguishment of debt of $789,000 during the second quarter of 2021, partially offset by a change in fair value adjustment related to derivative and warrant liability of $426,000 and a change in net interest expense and other items of $3,000.

Comparison of the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,		Period-to-
	2022	2021	Period Change
Revenue, net	$5,265	$24,103	$(18,838)
Operating expenses:
Cost of revenue	59	2,000	(1,941)
Research and development	7,877	5,113	2,764
General and administrative	6,292	4,197	2,095
Acquired in-process research and development	17,663	—	17,663
Total operating expenses	31,891	11,310	20,581
(Loss) income from operations	(26,626)	12,793	(39,419)
Other (expense) income:
Loss on extinguishment of debt	—	(16,096)	16,096
Interest expense related to amortization of debt issuance costs and discount	—	(150)	150
Interest expense on principal	(41)	(215)	174
Fair value adjustment related to derivative and warrant liability	273	(424)	697
Interest and other (expense) income, net	(231)	(1)	(230)
Total other income (expense)	1	(16,886)	16,887
Loss before income taxes	(26,625)	(4,093)	(22,532)
Income tax benefit	719	—	719
Net loss	$(25,906)	$(4,093)	$(21,813)
Deemed dividend	—	(54,342)	54,342
Net loss attributable to common stockholders	$(25,906)	$(58,435)	$32,529

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the six months ended June 30, 2022, was $25.9 million compared to net loss attributable to common stockholders of $58.4 million for the six months ended June 30, 2021, a change of $32.5 million. The change was primarily attributable to a deemed dividend, recognized as a result of the January 2021 Inducement Transaction and June 2021 Inducement Transaction, totaling $54.3 million which did not recur in 2022, a net loss on extinguishment of debt of $16.1 million in 2021 that did not recur in 2022, a change in fair value adjustment related to derivative and warrant liability of $0.7 million, an income tax benefit of $0.7 million and a change in net interest expense and other items of $0.1 million, partially offset by a change in (loss) income from operations of $39.4 million.

Revenue

Revenue for the six months ended June 30, 2022, was $5.3 million, a decrease of $18.8 million compared to revenue of $24.1 million for the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in revenue from the KP415 License Agreement of approximately $19.9 million; partially offset by an increase in revenue from the Arimoclomol EAP of $0.9 million and other consulting arrangements of $0.2 million.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2022, was $0.1 million, a decrease of  approximately $1.9 million compared to cost of revenue of $2.0 million for the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in royalty payments to Aquestive related to revenue from the KP415 License Agreement due to the regulatory milestone revenue earned in the first and second quarters of 2021, partially offset by royalties payable to Aquestive for the KP415 License Agreement royalty revenue and cost of goods sold under the Arimoclomol EAP.

Research and Development

Research and development expenses increased by $2.8 million, from $5.1 million for the six months ended June 30, 2021, to $7.9 million for the six months ended June 30, 2022. This increase was primarily attributable to an increase in third-party research and development costs of $1.7 million, an increase in personnel-related costs of $0.8 million and an increase in other research and development expense of $0.3 million.

General and Administrative

General and administrative expenses increased by $2.1 million, from $4.2 million for the six months ended June 30, 2021, to $6.3 million for the six months ended June 30, 2022. This increase was primarily attributable to an increase in personnel-related costs of $1.7 million and other general and administrative costs of $0.4 million.

Acquired In-Process Research and Development

Acquired in-process research and development expense increased by $17.7 million, from $0 for the six months ended June 30, 2021, to $17.7 million for the six months ended June 30, 2022. This increase was due to one-time acquired in-process research and development expense as a result of the transactions under Arimoclomol Purchase Agreement.

Other Income (Expense)

Other income (expense) changed by $16.9 million, from $16.9 million of expense for the six months ended June 30, 2021, to $1,000 for the six months ended June 30, 2022. This period-to-period change was primarily attributable to a net loss on extinguishment of debt of $16.1 million during 2021 which did not recur in 2022, a change in fair value adjustment related to derivative and warrant liability of $0.7 million and a change in net interest expense and other items of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2022, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the KP415 License Agreement, the Corium Consulting Agreement and other consulting arrangements and the Arimoclomol EAP. As of June 30, 2022, we had cash, cash equivalents and investments of $114.5 million.

To date, we have generated revenue from the KP415 License Agreement, reimbursement of out-of-pocket third-party costs, performance of consulting services and product sales under the Arimoclomol EAP.

In May 2022, we, through our newly formed wholly-owned subsidiary, KemPharm Denmark A/S, or KemPharm DK, entered into an Asset Purchase Agreement, or the Arimoclomol Purchase Agreement, with Orphazyme A/S in restructuring, a Danish public limited liability company, or Orphazyme. The transactions agreed to under the Arimoclomol Purchase Agreement closed on May 31, 2022. Under the terms of the Arimoclomol Purchase Agreement, KemPharm DK purchased all of the assets and operations of Orphazyme related to arimoclomol and settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million. In addition, KemPharm DK agreed to assume an estimated reserve liability of $5.2 million related to revenue generated from Orphazyme’s Early Access Program in France.

In July 2020, we entered into the Corium Consulting Agreement under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we were entitled to receive payments from Corium of up to $15.6 million, $13.6 million of was earned in monthly installments through March 31, 2022, and paid in arrears. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY, which was approved in the first quarter of 2022. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

We have historically had minimal positive net cash flows from operations and we anticipate that we may continue to incur minimal positive net cash flows from operations for at least the next several years. We expect that our sources of revenue will be through payments arising from our license agreements with Commave and KVK, or through potential consulting arrangements, product sales under the Arimoclomol EAP and any other future arrangements related to one of our product candidates.

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

In July 2021, we entered into the Equity Distribution Agreement with JMP and RBCCM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of our common stock the Equity Distribution Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the Equity Distribution Agreement. We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement, which was declared effective on July 12, 2021. As of June 30, 2022, no shares have been issued or sold under the Equity Distribution Agreement.

Share Repurchase Program

On December 20, 2021, we initiated a share repurchase program, or the Share Repurchase Program, pursuant to which we may repurchase up to $50 million of shares of our common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the KP415 License Agreement, and potentially other sources of non-dilutive capital that may become available to us. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. As of June 30, 2022, we have repurchased 909,953 shares of our common stock for approximately $7.5 million under the Share Repurchase Program.

Convertible Debt

As of June 30, 2022, we had no convertible notes outstanding. During the first quarter of 2021 we repaid in full the convertible notes and terminated the Deerfield Facility Agreement.

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

Line of Credit

In May 2022, we entered into a $20.0 million revolving loan agreement with Ameris Bank, as lender, or the Line of Credit. Proceeds of the revolving facility provided by the Line of Credit are to be used for general corporate purposes. Loans under the Line of Credit bear interest at the Secured Overnight Financing Rate ("SOFR")  plus 1.60%, with a SOFR floor of 0.00%

The revolving facility under the Line of Credit is secured by a perfected security interest in deposit accounts. The revolving facility under the Line of Credit is subject to customary affirmative and negative covenants.

The latest maturity date of the loans under the Line of Credit is May 31, 2025. The Line of Credit contains customary events of default that could lead to an acceleration of the loans, including cross-default, bankruptcy and payment defaults. As of June 30, 2022, we have drawn $12.8 million from the Line of Credit to finance the transactions under the Arimoclomol Purchase Agreement, and this amount is supported by a $12.8 million certificate of deposit which is shown as long-term investments in the unaudited condensed consolidated balance sheets. The remaining $7.2 million available under the Line of Credit is secured by a separate interest-bearing certificate of deposit and is also recorded as long-term investments in the unaudited condensed consolidated balance sheets as of June 30, 2022. These certificates of deposit are pledged as collateral against the Line of Credit.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(7,657)	$14,017
Net cash used in investing activities	(36,928)	(81)
Net cash provided by financing activities	9,018	114,037
Net (decrease) increase in cash and cash equivalents	$(35,567)	$127,973

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities of $7.7 million consisted of a net loss of $25.9 million and $2.4 million in changes in working capital, partially offset by $20.7 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the KP415 License Agreement, Arimoclomol EAP and the Corium Consulting Agreement. The changes in working capital consisted of $1.9 million related to a change in prepaid expenses and other assets, $1.3 million related to a change in accounts and other receivables and $0.3 million related to a change in other liabilities, partially offset by $0.6 million related to a change in accounts payable and accrued expenses and $0.5 million related to a change in discount and rebate liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $2.4 million, a change in the fair value adjustment related to investments of $0.5 million, $17.7 million related to acquired in-process research and development which was expensed as part of the transactions under the Arimoclomol Purchase Agreement and $0.4 million related to depreciation, amortization and other items, partially offset by a change in the fair value adjustment related to derivative and warrant liabilities of $0.3 million.

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

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $36.9 million, which was attributable to net acquisition costs of the transactions under the Arimoclomol Purchase Agreement of $14.1 million and purchases of investments of $23.8 million, partially offset by maturities of investments of $1.0 million.

For the six months ended June 30, 2021, net cash used in investing activities was $81,000, which was attributable to purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $9.0 million, which was primarily attributable to proceeds from the issuance of debt of $12.8 million, proceeds from insurance financing arrangements of $1.3 million and proceeds from sales of common stock under the Employee Stock Purchase Plan (the "ESPP") of $0.2 million, partially offset by payments to repurchase shares as part of the Share Repurchase Program of $4.7 million, payments of principal on insurance financing arrangements of $0.5 million and payment of offering costs of $0.1 million.

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

Future Funding Requirements

Based on our current operating forecast, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations through and beyond 2025. This estimate does not include our projected revenue, a portion of which is based on royalties from commercial sales and upon the achievement of milestones in the KP415 License Agreement and the APADAZ License Agreement. Certain of the milestones are associated with regulatory matters that are outside our control.

Potential near-term sources of additional funding include:

●	any revenues generated under either the KP415 License Agreement or the APADAZ License Agreement;

●	any consulting services revenue or short-term milestone payments generated under the KP415 License Agreement;

●	any product sales under the Arimoclomol EAP; and

●	any consulting services revenue generated under potential consulting arrangements.

We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses.

To date, we have generated revenue from the KP415 License Agreement, reimbursements of out-of-pocket third-party costs, the performance of consulting services and product sales under the Arimoclomol EAP. We expect that, for the foreseeable future, our only sources of revenues will be through payments arising from the KP415 License Agreement, the APADAZ License Agreement, through potential consulting arrangements and any other future arrangements related to one of our product candidates and product sales under the Arimoclomol EAP. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the KP415 License Agreement to develop, manufacture and commercialize AZSTARYS and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the KP415 License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to generate revenue under the Arimoclomol EAP. We also expect to continue to incur additional costs associated with operating as a public company.

The COVID-19 pandemic has caused and continues to cause major disruptions to businesses and markets worldwide. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number of future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates. A portion of our projected revenue is based upon the achievement of milestones in the KP415 License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic and as a result of rising inflation and interest rates may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from the KP415 License Agreement, the APADAZ License Agreement, the Corium Consulting Agreement, product sales under the Arimoclomol EAP and other potential consulting arrangements or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider all the risk factors and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, before investing in our common stock. Except as disclosed below, there have been no material changes to the risk factors described in that report. If any of those risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of those risk factors and the other factors described in in this Quarterly Report on Form 10-Q.

If we engage in acquisitions to grow our business, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations and cause our stock price to decline.

If appropriate opportunities become available, we may seek to acquire businesses or assets to enhance our business. For example, in May 2022, we acquired all of the assets and operations of Orphazyme related to arimoclomol. In connection with any acquisitions, we could issue additional equity securities, which would dilute our stockholders, incur substantial debt to fund the acquisitions or assume significant liabilities.

Acquisitions involve many and diverse risks and uncertainties, including problems integrating the purchased operations or assets as well as unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries, and we may fail to successfully integrate acquired companies, such as Orphazyme, or retain key personnel from the acquired company. To date, we have limited experience with acquisitions and the integration of acquired operations and personnel. Acquisitions may divert our attention from our core business. Acquisitions may require us to record goodwill and non-amortizable intangible assets that will be subject to testing on a regular basis and potential period impairment charges, incur amortization expenses related to certain intangible assets, and incur write offs and restructuring and other related expenses, any of which could harm our operating results and financial condition.

New business strategies, especially those involving acquisitions, are inherently risky and may not be successful. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.

Global economic uncertainty and other global economic or political and regulatory developments could have a material adverse effect on our business, cash flows, financial condition and/or prospects.

Growth in the global pharmaceutical market has become increasingly tied to (i) global economic growth as an economic downturn may, for example as a the result of the COVID-19 pandemic's paralyzing effects on economic activities, reduce the amount of funding for the pharmaceutical sector as a whole or certain diseases targeted by us and (ii) political conditions, tension and uncertainty which could, for instance, impact the regulations applicable to us.

Uncertain political and geopolitical conditions currently exist in various parts of the world. At the end of 2021 and into 2022, tensions between the United States and Russia escalated when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border and in February 2022, Russia launched a wide-ranging attack on Ukraine. In response, the North Atlantic Treaty Organization ("NATO") has deployed additional military forces to Eastern Europe, and the United Kingdom, the European Union and the United States announced certain sanctions against Russia. The conflict in Ukraine and any retaliatory measures taken by the United States and NATO could threaten global security and result in further regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business. In addition, the full effects of the United Kingdom’s exit from the EU in January 2020 are impossible to predict but may result in significant market volatility and dislocation, and adversely affect the United Kingdom, European and global economy.

Future legal or regulatory changes in jurisdictions where we currently operate, or in such jurisdictions in which we may choose to operate in the future, could materially and adversely affect our business, results of operations, cash flows, financial condition and/or prospects, including by imposing regulatory and operational restrictions and compliance obligations on our business, reducing our revenue or increasing our expenses.

The above circumstances, individually or in the aggregate, could have a material adverse effect on our business, cash flows, financial condition and/or prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	—	$—	—	$42,500,000
May 1, 2022 through May 31, 2022	—	—	—	42,500,000
June 1, 2022 through June 30, 2022	—	—	—	42,500,000
Total	—	$—	—	$42,500,000

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

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of KemPharm, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.2	Amended and Restated Bylaws, as currently in effect, of KemPharm, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 17, 2020).
4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
10.1†	Asset Purchase Agreement by and among KemPharm, Inc., KemPharm Denmark A/S and Orphazyme A/S, in restructuring, dated May 15, 2022 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on May 16, 2022).
10.2	Revolving Loan Agreement dated May 31, 2022 by and among KemPharm, Inc. and Ameris Bank, as lender (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 1, 2022).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover page Interactive Data File (embedded within the Inline XBRL and combined in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KemPharm, Inc.

Date: August 12, 2022	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)