Form 10-Q
period 2022-09-30
KEMPHARM, INC
filed 2022-11-10
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Total shares of common stock outstanding as of November 8, 2022: 34,504,862

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

PART I — FINANCIAL INFORMATION

Item 1.	unaudited condensed CONSOLIDATED Financial Statements

KEMPHARM, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70,059	$112,346
Short-term investments	5,832	—
Accounts and other receivables	6,583	1,528
Prepaid expenses and other current assets	2,659	1,182
Total current assets	85,133	115,056
Inventories	596	—
Property and equipment, net	852	884
Operating lease right-of-use assets	1,068	1,141
Long-term investments	31,463	15,422
Other long-term assets	439	438
Total assets	$119,551	$132,941

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$4,279	$3,038
Current portion of operating lease liabilities	474	356
Current portion of discount and rebate liabilities	2,825	—
Other current liabilities	853	836
Total current liabilities	8,431	4,230
Line of credit payable	12,800	—
Derivative and warrant liability	35	330
Operating lease liabilities, less current portion	956	1,232
Discount and rebate liabilities, less current portion	3,509	—
Other long-term liabilities	26	31
Total liabilities	25,757	5,823

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 or December 31, 2021	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 35,411,097 shares issued and 34,501,144 shares outstanding as of September 30, 2022; 35,325,801 shares issued and 35,005,640 shares outstanding as of December 31, 2021	3	4
Additional paid-in capital	400,677	396,957
Treasury stock, at cost	(7,536)	(2,814)
Accumulated deficit	(299,551)	(267,029)
Accumulated other comprehensive income	201	—
Total stockholders' equity	93,794	127,118
Total liabilities and stockholders' equity	$119,551	$132,941

See accompanying notes to unaudited condensed consolidated financial statements

 KEMPHARM, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue, net	$2,874	$1,965	$8,139	$26,068
Operating expenses:
Cost of revenue	141	0	200	2,000
Research and development	5,385	2,239	13,262	7,352
General and administrative	3,974	1,948	10,266	6,145
Acquired in-process research and development	—	—	17,663	—
Total operating expenses	9,500	4,187	41,391	15,497
(Loss) income from operations	(6,626)	(2,222)	(33,252)	10,571
Other (expense) income:
Loss on extinguishment of debt	—	—	—	(16,096)
Interest expense related to amortization of debt issuance costs and discount	—	—	—	(150)
Interest expense on principal	(124)	(6)	(165)	(221)
Fair value adjustment related to derivative and warrant liability	22	332	295	(92)
Interest and other (expense) income, net	79	137	(152)	136
Total other (expense) income	(23)	463	(22)	(16,423)
Loss before income taxes	(6,649)	(1,759)	(33,274)	(5,852)
Income tax benefit	33	—	752	—
Net loss	$(6,616)	$(1,759)	$(32,522)	$(5,852)
Deemed dividend	—	—	—	(54,342)
Net loss attributable to common stockholders	$(6,616)	$(1,759)	$(32,522)	$(60,194)

Basic and diluted net loss per share of common stock:
Net loss attributable to common stockholders	$(0.19)	$(0.05)	$(0.94)	$(2.16)

Weighted average number of shares of common stock outstanding:
Basic and diluted	34,494,702	35,217,953	34,482,791	27,904,711

See accompanying notes to unaudited condensed consolidated financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(6,616)	$(1,759)	$(32,522)	$(60,194)
Other comprehensive income:
Foreign currency translation adjustment	201	—	201	—
Other comprehensive income	201	—	201	—
Comprehensive loss	$(6,415)	$(1,759)	$(32,321)	$(60,194)

See accompanying notes to unaudited condensed consolidated financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Undesignated		Additional	Treasury		Other	Total
	Preferred	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	at cost	Deficit	Income	Equity
Balance as of January 1, 2022	$—	$4	$396,957	$(2,814)	$(267,029)	$—	$127,118
Net loss	—	—	—	—	(1,864)	—	(1,864)
Stock-based compensation expense	—	—	918	—	—	—	918
Shares repurchased as part of the Share Repurchase Program	—	(1)	—	(4,722)	—	—	(4,723)
Issuance of common stock in exchange for consulting services	—	—	50	—	—	—	50
Balance as of March 31, 2022	$—	$3	$397,925	$(7,536)	$(268,893)	$—	$121,499
Net loss	—	—	—	—	(24,042)	—	(24,042)
Stock-based compensation expense	—	—	1,510	—	—	—	1,510
Issuance of common stock in exchange for consulting services	—	—	50	—	—	—	50
Issuance of common stock as part of the Employee Stock Purchase Plan	—	—	216	—	—	—	216
Balance as of June 30, 2022	$—	$3	$399,701	$(7,536)	$(292,935)	$—	$99,233
Net loss	—	—	—	—	(6,616)	—	(6,616)
Stock-based compensation expense	—	—	911	—	—	—	911
Issuance of common stock in exchange for consulting services	—	—	65	—	—	—	65
Other comprehensive income	—	—	—	—	—	201	201
Balance as of September 30, 2022	$—	$3	$400,677	$(7,536)	$(299,551)	$201	$93,794

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

See accompanying notes to unaudited condensed consolidated financial statements

KEMPHARM, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,522)	$(5,852)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on extinguishment of debt	—	16,096
Stock-based compensation expense	3,339	1,613
Non-cash interest expense	—	8
Amortization of debt issuance costs and debt discount	—	150
Depreciation and amortization expense	644	193
Fair value adjustment related to derivative and warrant liability	(295)	92
Fair value adjustment related to investments	634	—
Loss on sublease and disposal of property and equipment	9	76
Consulting fees paid in common stock	165	227
Acquired in-process research and development	17,663	—
Change in assets and liabilities:
Accounts and other receivables	(4,646)	960
Prepaid expenses and other assets	(1,196)	(1,366)
Inventories	280	—
Operating lease right-of-use assets	82	88
Accounts payable and accrued expenses	1,262	(1,891)
Discount and rebate liabilities	858	—
Operating lease liabilities	(160)	(241)
Other liabilities	(372)	1,134
Net cash (used in) provided by operating activities	(14,255)	11,287

Cash flows from investing activities:
Acquisitions, net	(14,090)	—
Purchases of property and equipment	(59)	(85)
Purchases of investments	(23,832)	—
Maturities of investments	1,325	—
Net cash used in investing activities	(36,656)	(85)

Cash flows from financing activities:
Proceeds from issuance of debt	12,800	—
Proceeds from Public Offering, net of discounts and commissions	—	49,285
Proceeds from January 2021 Inducement Transaction, net of discounts and commissions	—	41,384
Proceeds from June 2021 Inducement Transaction, net of discounts and commissions	—	36,751
Proceeds from insurance financing arrangements	1,273	—
Proceeds from Employee Stock Purchase Plan	216	—
Payments of principal on insurance financing arrangements	(876)	—
Payment to repurchase shares as part of the Share Repurchase Program	(4,723)	—
Payment of offering costs	(68)	(1,299)
Repayment of principal on finance lease liabilities	(13)	(156)
Payment of debt issuance costs	—	(2,881)
Repayment of principal on convertible notes	—	(37,924)
Net proceeds from exercise of common stock warrants	—	30,819
Net cash provided by financing activities	8,609	115,979
Effect of exchange rate changes on cash and cash equivalents	15	—
Net (decrease) increase in cash and cash equivalents	(42,287)	127,181
Cash and cash equivalents, beginning of period	112,346	4,322
Cash and cash equivalents, end of period	$70,059	$131,503

Supplemental cash flow information:
Cash paid for interest	$165	$213
Facility Notes principal converted to Series B-2 Preferred Stock	—	31,477
Amounts due for property and equipment included in accounts payable and accrued expenses	—	—
Amounts due for deferred offering costs included in accounts payable and accrued expenses	—	70
Fair value of warrants issued to underwriters in connection with Public Offering	—	3,485

See accompanying notes to unaudited condensed consolidated financial statements.

KEMPHARM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Description of Business, Basis of Presentation and Significant Transactions

Organization

KemPharm, Inc. (the "Company") is a biotechnology company focused on the discovery, development and commercialization of novel treatments for rare central nervous system ("CNS") and neurodegenerative diseases, lysosomal storage disorders and related treatment areas. The Company has a diverse product portfolio, combining a clinical-stage pipeline with new drug application ("NDA") stage and commercial assets. The Company's pipeline includes arimoclomol, an orally-delivered, first-in-class investigational product candidate for Niemann-Pick disease type C ("NPC"), and KP1077, which the Company is developing as a treatment for idiopathic hypersomnia ("IH"), a rare neurological sleep disorder, and narcolepsy. In addition, the U.S. Food and Drug Administration ("FDA") has approved AZSTARYS®, formally referred to as KP415, a once-daily treatment for attention deficit hyperactivity disorder ("ADHD") in patients age six years and older containing the Company's prodrug, serdexmethylphenidate ("SDX"), which is being commercialized by Corium, Inc. ("Corium"), an affiliate of Gurnet Point Capital, L.P., in the U.S. The FDA has also approved APADAZ®, an immediate-release combination product containing benzhydrocodone, the Company's prodrug of hydrocodone, and acetaminophen, which is being commercialized by KVK-Tech, Inc. in the U.S.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that   may be expected for the full year ending  December 31, 2022.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended   December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on   March 31, 2022.

Basis of Presentation

The Company prepared the financial statements in accordance with U.S. GAAP and the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary.

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

The Company accounted for the arimoclomol acquisition as an asset acquisition as the majority of the value of the assets acquired related to the arimoclomol acquired in-process research and development (“IPR&D”) asset. The intangible asset associated with IPR&D relates to arimoclomol. The estimated fair value of $17.7 million was determined using the excess earnings valuation method, a variation of the income valuation approach. The excess earnings valuation method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset over its remaining economic life. Some of the more significant assumptions utilized in our asset valuations included the estimated i) net cash flows, including net revenues, cost of sales, research and development and other operating expenses, ii) the potential regulatory and commercial success rates, iii) market penetration and pricing assumptions, and iv) tax rates, and were based on our most recent strategic plan. The fair value using the excess earnings valuation method was determined using an estimated weighted average cost of capital of 42%, which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 fair value measurement.

In accordance with Accounting Standards Codification, Subtopic 730-10-25, Accounting for Research and Development Costs, the up-front payments to acquire a new drug compound, as well as future milestone payments when paid or payable, are immediately expensed as acquired IPR&D in transactions other than a business combination provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Therefore, the portion of the purchase price that was allocated to the IPR&D assets acquired was immediately expensed. Other assets acquired and liabilities assumed, were recorded at fair value. The company also recorded a $0.7 million income tax benefit for the three and nine months ended September 30, 2022, related to research and development credits that are expected to be realized from the local jurisdiction in Denmark.

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

(1) As a result of the asset acquisition accounting, the transaction costs associated with the acquisition should be included in the costs of the assets acquired and allocated amongst qualifying assets using the relative fair value basis. The transaction costs primarily included financial advisor fees and legal expenses.

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

Entry into 2021 ATM Agreement

On  July 2, 2021, the Company entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. The Company filed a registration statement on Form S-3 covering the sale of the shares of its common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2021 ATM Agreement, which was declared effective on  July 12, 2021. As of  September 30, 2022, no shares have been issued or sold under the 2021 ATM Agreement.

Share Repurchase Program

On December 20, 2021, the Company initiated a share repurchase program (the "Share Repurchase Program") pursuant to which the Company may repurchase up to $50 million of shares of its common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the AZSTARYS License Agreement (refer to Note B), and potentially other sources of non-dilutive capital that may become available to the Company. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by the Company is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. The Company does not currently intend to retire the repurchased treasury shares, rather all repurchased treasury shares will remain authorized but unissued. As of  September 30, 2022, the Company has repurchased 909,953 shares of its common stock for approximately $7.5 million under the Share Repurchase Program.

B.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the useful lives of property and equipment, the recoverability of long-lived assets, the incremental borrowing rate for leases, and assumptions used for purposes of determining stock-based compensation, income taxes, the fair value of long-term investments and the fair value of the derivative and warrant liability, discount and rebate liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

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

AZSTARYS License Agreement

In  September 2019, the Company entered into a Collaboration and License Agreement (the “AZSTARYS License Agreement”) with Commave Therapeutics SA, an affiliate of Gurnet Point Capital (“Commave”). Under the AZSTARYS License Agreement, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-methylphenidate (“d-MPH”), including AZSTARYS, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by the Company containing SDX and developed to treat ADHD or any other CNS disorder (the “Additional Product Candidates” and, collectively with AZSTARYS and KP484, the “Licensed Product Candidates”). Pursuant to the AZSTARYS License Agreement, Commave (i) paid the Company an upfront payment of $10.0 million; (ii) agreed to pay milestone payments of up to $63.0 million upon the occurrence of specified regulatory milestones related to AZSTARYS and KP484; (iii) agreed to pay additional payments of up to $420.0 million upon the achievement of specified U.S. sales milestones; and (iv) has agreed to pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the AZSTARYS License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the AZSTARYS License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

In  April 2021, the Company entered into Amendment No. 1 to the AZSTARYS Amendment (the "AZSTARYS Amendment"). Pursuant to the AZSTARYS Amendment, the Company and Commave agreed to modify the compensation terms of the AZSTARYS License Agreement. Pursuant to the AZSTARYS Amendment, Commave paid the Company $10.0 million in connection with the entry into the AZSTARYS Amendment as a result of the regulatory approval of AZSTARYS in the United States which occurred on  March 2, 2021. Commave also paid the Company $10.0 million following the receipt of the scheduling determination of the compound SDX by the U.S. Drug Enforcement Agency (the "DEA"), which occurred on  May 7, 2021. In addition, the AZSTARYS Amendment increased the total remaining future regulatory and sales milestone payments related to AZSTARYS to up to an aggregate of $590.0 million in payments upon the occurrence of specified regulatory milestones related to AZSTARYS and upon the achievement of specified U.S. net sales milestones. Further, under the AZSTARYS Amendment, Commave agreed to pay the Company quarterly, tiered royalty payments that are calculated from a base royalty rate percentage in the high single digits to the mid-twenties of net sales in the United States, subject to adjustment based on annual net sales, and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions, including with respect to the final approval label, as described in the AZSTARYS License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

Pursuant to the AZSTARYS Amendment, Commave and the Company also agreed to modify Commave’s right of first refusal ("ROFR") such that the Company’s product candidate, KP922, is no longer subject to Commave’ ROFR to acquire, license or commercialize any Additional Product Candidate. Commave’s ROFR shall only apply to any Additional Product Candidate which contains SDX, with such ROFR expiring upon the acceptance of an NDA for such Additional Product Candidate containing SDX.

Commave also agreed to be responsible for and reimburse the Company for all of the development, commercialization and regulatory expenses incurred on the licensed products, subject to certain limitations as set forth in the AZSTARYS License Agreement. As part of this agreement the Company is obligated to perform consulting services on behalf of Commave related to the licensed products. For these consulting services, Commave has agreed to pay the Company a set rate per hour on any consulting services performed on behalf of Commave for the benefit of the licensed products.

In accordance with the terms of the Company’s  March 20, 2012 Termination Agreement with Aquestive Therapeutics (formerly known as MonoSol Rx, LLC), Aquestive Therapeutics has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to AZSTARYS, KP484, KP879 or KP1077 under the AZSTARYS License Agreement.

The AZSTARYS License Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer / vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the AZSTARYS License Agreement. Using the concepts of ASC 606, the Company identified the grant of the exclusive, worldwide license and the performance of consulting services, which includes the reimbursement of out-of-pocket third-party research and development costs, as its only two performance obligations at inception. The Company further determined that the transaction price, at inception, under the agreement was $10.0 million upfront payment plus the fair value of the Development Costs (as defined in the AZSTARYS License Agreement) which was allocated among the performance obligations based on their respective related stand-alone selling price.

The consideration allocated to the grant of the exclusive, worldwide license was $10.0 million, which reflects the standalone selling price. The Company utilized the adjusted market assessment approach to determine this standalone selling price which included analyzing prospective offers received from various entities throughout our licensing negotiation process as well as the consideration paid to other competitors in the market for a similar type of transaction. The Company determined that the intellectual property licensed under the AZSTARYS License Agreement represented functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time as opposed to over time. The revenue related to the grant of the exclusive, worldwide license was recognized at a point in time at the inception of the AZSTARYS License Agreement.

Under the AZSTARYS License Agreement, Commave was granted an exclusive right to first negotiation whereby upon completion of a Phase 1 proof-of-concept study, the Company and Commave  may negotiate the economic terms under which certain Additional Products  may be included as a Product (both as defined in the AZSTARYS License Agreement) under the AZSTARYS License Agreement (the “Additional Product Option”). In addition to the Additional Product Option, Commave was also granted a ROFR to acquire, license and/or commercialize any of the Additional Product Candidates should they choose not to exercise the Additional Product Option. Should Commave choose to exercise the Additional Product Option on any Additional Product Candidates, Commave and the Company shall negotiate in good faith regarding the economic terms of such Additional Product Candidate. Further, should Commave exercise the ROFR on any Additional Product Candidate, the economic terms of the agreement shall be the same as those offered to the third-party. Under ASC 606 an option to acquire additional goods or services gives rise to a performance obligation if the option provides a material right to the customer. The Company concluded that the above-described Additional Product Option and ROFR do not constitute material rights to the customer as Commave would acquire the goods or services at a to be negotiated price, which the Company expects to approximate fair value and therefore Commave would not receive a material discount on these goods or services compared to market rates.

The Company is entitled to additional payments from Commave conditioned upon the achievement of specified regulatory milestones related to AZSTARYS and KP484 and the achievement of certain U.S. sales milestones. Further, Commave will pay the Company quarterly, tiered royalty payments ranging from a percentage in the high single digits to mid-twenties of Net Sales (as defined in the AZSTARYS License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside of the U.S., in each case subject to specified reductions under certain conditions as described in the AZSTARYS License Agreement. The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

Per the AZSTARYS Amendment, the Company earned a regulatory milestone payment of $10.0 million following the FDA’s approval of the AZSTARYS NDA, in  March 2021, as well as $10.0 million following the DEA's scheduling of SDX in  May 2021. Since the FDA approved the NDA for AZSTARYS and the DEA scheduled SDX, the constraints were removed and revenue recognized. The associated revenue was allocated among the two performance obligations identified at contract inception. Since both performance obligations were satisfied as of the end of each respective quarter of 2021, the full $10.0 million for each milestone was recognized as revenue in the statements of operations for the first quarter and second quarter of 2021, respectively. In accordance with ASC 340-40, Contracts with Customers, the Company recognized $1.0 million, respectively, of royalty costs due to payment to Aquestive related to the regulatory milestones earned and recorded it in the item titled royalty and direct contract acquisition costs in the unaudited condensed statements of operations for first and second quarter of 2021.

For the three months ended September 30, 2022, the Company recognized $0.2 million of revenue under the AZSTARYS License Agreement. For the three months ended September 30, 2021, the Company recognized minimal revenue under the AZSTARYS License Agreement. For the nine months ended September 30, 2022, and 2021, the Company recognized revenue under the AZSTARYS License Agreement of $0.4 million and $20.0 million, respectively. There was no deferred revenue related to this agreement as of September 30, 2022, or December 31, 2021.

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

Corium Consulting Agreement

In  July 2020, the Company entered into a consultation services arrangement (the “Corium Consulting Agreement”) with Corium, Inc. (“Corium”) under which Corium engaged the Company to guide the product development and regulatory activities for certain current and potential future products in Corium’s portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS (together, “Corium Consulting Services”). Corium is a portfolio company of Gurnet Point Capital and was tasked by Commave to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement, as discussed above.

Under the Corium Consulting Agreement, the Company was entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was earned in monthly installments through  March 31, 2022, and paid in arrears. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY, which was approved by the FDA in the first quarter of 2022. Corium also agreed to be responsible for and reimburse the Company for all development, commercialization and regulatory expenses incurred as part of the performance of the Corium Consulting Services.

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

For the three months ended September 30, 2022, the Company recognized no revenue under the Corium Consulting Agreement related to ADLARITY. For the three months ended September 30, 2021, the Company recognized revenue under the Corium Consulting Agreement related to ADLARITY of $2.0 million. For the nine months ended September 30, 2022, and 2021 the Company recognized revenue under the Corium Consulting Agreement related to ADLARITY of $3.5 million and $5.9 million, respectively. As of September 30, 2022, the Company had no deferred revenue related to this agreement. As of December 31, 2021, the Company had deferred revenue related to this agreement of $0.4 million.

Other Consulting Arrangements

For the three months ended September 30, 2022, the Company recognized revenue under other consulting arrangements of $0.3 million. For the three months ended September 30, 2021, the Company recognized no revenue under other consulting arrangements. For the nine months ended  September 30, 2022, and 2021, the Company recognized revenue under other consulting arrangements of $0.6 million and $0.2 million, respectively. There was no deferred revenue from other consulting arrangements as of September 30, 2022, or December 31, 2021.

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

Net revenue includes revenue from the sale of arimoclomol for the treatment of Niemann-Pick disease type C ("NPC") under the remunerated early access compassionate use program (“nATU”) in France. An early access compassionate use program is a program giving specific patients access to a drug, which is not yet approved for commercial sale.

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

Accounting for net revenue and clawback liability requires determination of the most appropriate method for the expected final transaction price, which depends on the terms and conditions in the contracts with the French Health Authorities and is subject to price negotiations with the French Health Authorities, following a market approval. This estimate also requires assumptions with respect to inputs into the method, including current pricing of comparable marketed products within the rare disease area in France. Management has considered the expected final sales price as well as the price of similar drug products.

Management has based their initial sales prices on comparable drug products for arimoclomol and the estimate of the clawback liability on the basis of the average cost of treatment which the authorities are expected to cover.

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

The Company records revenues from product sales when there is a transfer of control of the product from the Company to the customer. The Company typically determines transfer of control based on when the product is shipped or delivered and title passes to the customer. In determining when the customer obtains control of the product, the Company considers certain indicators, including whether the Company has a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received. For the three months ended September 30, 2022, the Company recognized revenue related to the Arimoclomol EAP in France of $2.3 million, which is net of a clawback liability of $1.2 million. For the nine months ended September 30, 2022, the Company recognized revenue related to the Arimoclomol EAP in France of $3.2 million, which is net of a clawback liability of $1.7 million.

As part of the Arimoclomol Purchase Agreement the Company assumed an estimated reserve liability of $5.2 million related to revenue generated from the Arimoclomol EAP in France. The total estimate reserve liability as of September 30, 2022, including the additional clawback liability for the three and nine months ended September 30, 2022, was $6.3 million. As of September 30, 2022, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheet and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

Accounts and Other Receivables

Accounts and other receivables consist of receivables under the AZSTARYS License Agreement and Arimoclomol EAP, as well as receivables related to consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and royalties on product sales. Receivables under the Arimoclomol EAP are recorded for product sales under the program in France. These receivables, as well as the receivables related to consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of  September 30, 2022, the Company had receivables related to the Arimoclomol EAP of $4.9 million, consulting arrangements of $0.6 million, income tax receivables of $0.7 million and other receivables of $0.4 million. As of  December 31, 2021, the Company had receivables related to the Corium Consulting Agreement of $1.2 million, AZSTARYS License Agreement of $0.1 million, income tax receivables of $0.1 million and other consulting arrangements of $0.1 million. As of September 30, 2022, and December 31, 2021, no reserve or allowance for doubtful accounts has been established.

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

As of September 30, 2022, and December 31, 2021, the Company had no convertible notes outstanding.

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

The latest maturity date of the loans under the Line of Credit is May 31, 2025. The Line of Credit contains customary events of default that could lead to an acceleration of the loans, including cross-default, bankruptcy and payment defaults. As of September 30, 2022, the Company has drawn $12.8 million from the Line of Credit to finance the transactions under the Arimoclomol Purchase Agreement, and this amount is supported by a $12.8 million certificate of deposit which is shown as long-term investments in the unaudited condensed consolidated balance sheets. The remaining $7.2 million under the Line of Credit is in a separate interest-bearing certificate of deposit and is also recorded as long-term investments in the unaudited condensed consolidated balance sheet as of September 30, 2022. These certificates of deposit are pledged as collateral against the Line of Credit and cannot be redeemed so long as the $20.0 million remains available under the Line of Credit. The total value of the certificates of deposit held with Ameris Banks must meet or exceed the amount available to borrow under the Line of Credit so long as the Line of Credit remains active.

D.	Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of  September 30, 2022, and December 31, 2021, no accruals have been made related to commitments and contingencies.

E.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of September 30, 2022, and December 31, 2021, the Company had 10,000,000 shares of authorized, unallocated and unissued preferred stock.

In June 2021, the Company filed with the Secretary of State of the State of Delaware: (i) a Certificate of Elimination of Series A Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 9,578 shares designated as Series A Convertible Preferred Stock; (ii) a Certificate of Elimination of Series B-1 Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 1,576 shares designated as Series B-1 Convertible Preferred Stock; and (iii) a Certificate of Elimination of Series B-2 Convertible Preferred Stock, eliminating from the Company’s Certificate of Incorporation the 31,480 shares designated as Series B-2 Convertible Preferred Stock. As of September 30, 2022, and December 31, 2021, no shares of preferred stock were designated, issued or outstanding.

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

Authorized, Issued, and Outstanding Common Shares

As of  September 30, 2022, and December 31, 2021, the Company had authorized 250,000,000 shares of common stock. Of the authorized shares, 35,411,097 and 35,325,801 shares of common stock were issued as of September 30, 2022, and December 31, 2021, respectively, and 34,501,144 and 35,005,640 shares of common stock were outstanding as of  September 30, 2022, and December 31, 2021, respectively.

As of  September 30, 2022, and December 31, 2021, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2022	December 31, 2021
Outstanding awards under equity incentive plans	2,463,509	1,273,879
Outstanding common stock warrants	4,252,600	4,252,600
Possible future issuances under equity incentive plans	4,414,406	4,209,935
Possible future issuances under employee stock purchase plans	1,445,213	1,500,000
Total common shares reserved for future issuance	12,575,728	11,236,414

Common Stock Activity

The following table summarizes common stock activity for the nine months ended September 30, 2022:

Shares of Common Stock
Balance as of January 1, 2022	35,005,640
Common stock issued as compensation to third-parties	7,649
Common stock repurchased as a result of the Stock Repurchase Plan	(589,792)
Balance as of March 31, 2022	34,423,497
Common stock issued as compensation to third-parties	11,030
Common stock issued as a result of the Employee Stock Purchase Plan	54,787
Balance as of June 30, 2022	34,489,314
Common stock issued as compensation to third-parties	11,830
Balance as of September 30, 2022	34,501,144

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

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the APADAZ License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the unaudited condensed statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset on the unaudited condensed balance sheets. As of September 30, 2022, and December 31, 2021, a contract asset of $0.4 million is recorded in other long-term assets on the unaudited condensed consolidated balance sheets related to the KVK Warrant.

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

Warrants to Purchase Common Stock

On  January 12, 2021, pursuant to the terms of the Underwriting Agreement and  December 2020 Exchange Agreement, the Company issued warrants to purchase 12,078,361 shares of the Company’s common stock (collectively, the “Offering Warrants”) in the Public Offering and in connection with the transactions contemplated under the  December 2020 Exchange Agreement. The Offering Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.50 per share. The Offering Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the Offering Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Offering Warrants. A holder (together with its affiliates)  may not exercise any portion of the Offering Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the Offering Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the Offering Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the Offering Warrants, including any voting rights, until they exercise their Offering Warrants. The Offering Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the Offering Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the Offering Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Offering Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the warrants have the right to require the Company or a successor entity to redeem the Offering Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the Offering Warrants have the right to require the Company or a successor entity to redeem the Offering Warrants in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. The Offering Warrants meet the equity classification requirements and thus are recorded in additional paid-in capital on the unaudited condensed balance sheets. As of  September 30, 2022, 3,461,858 Offering Warrants have been exercised for 3,030,881 shares of common stock and gross proceeds of approximately $16.9 million. These amounts are exclusive of the Offering Warrants exercised as part of the  January 2021 Inducement Transaction discussed below.

Underwriter Warrant

On  January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued to the Underwriter a warrant to purchase 806,932 shares of the Company’s common stock (the “Underwriter Warrant”). The Underwriter Warrant is subject to substantially the same terms and conditions as the Warrants, provided that the exercise price for the Underwriter Warrant is $8.125 per share. If the Underwriter exercises any additional portion of its over-allotment option, then the Company shall issue the Underwriter an additional Underwriter Warrant exercisable for a number of shares of common stock equal to 5.0% of the number of shares of common stock issued in such over-allotment exercise (including the shares of common stock issuable upon the exercise of any Warrants issued in connection therewith). In connection with the closing of the Underwriter's partial exercise of its over-allotment option, on  February 3, 2021, the Underwriter was issued an additional warrant to purchase 18,702 shares of common stock. As of  September 30, 2022, 400,000 Underwriter Warrants have been exercised for 400,000 shares of common stock and gross proceeds of approximately $3.3 million.

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

The  January 2021 Inducement Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.36 per share. The  January 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the  January 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates)  may not exercise any portion of the  January 2021 Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% (or, upon election by a holder prior to the issuance of its  January 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the  January 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the  January 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the  January 2021 Inducement Warrants, including any voting rights, until they exercise their  January 2021 Inducement Warrants. The  January 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the  January 2021 Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the  January 2021 Inducement Warrants will be entitled to receive upon exercise of the  January 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the  January 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the  January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  January 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the  January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the   January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  January 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the  January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of  September 30, 2022, 1,676,921  January 2021 Inducement Warrants have been exercised for 1,676,921 shares of common stock and gross proceeds of approximately $10.7 million. These amounts are exclusive of the  January 2021 Inducement Warrants exercised as part of the  June 2021 Inducement Transaction discussed below.

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

The  June 2021 Inducement Warrants were immediately exercisable and expire on  December 31, 2026, at an exercise price per share of common stock equal to $16.50 per share. The  June 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the  June 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates)  may not exercise any portion of the  June 2021 Inducement Warrant to the extent that the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would own more than 4.99% (or, upon election by a holder prior to the issuance of its  June 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the  June 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the  June 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the  June 2021 Inducement Warrants, including any voting rights, until they exercise their  June 2021 Inducement Warrants. The  June 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction, as described in the  June 2021 Inducement Warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the holders of the  June 2021 Inducement Warrants will be entitled to receive upon exercise of the  June 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the  June 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the  June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  June 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the  June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the   June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  June 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the  June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of  September 30, 2022, no  June 2021 Inducement Warrants have been exercised.

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

In   November 2014, the Board of Directors of the Company ("the Board"), and in   April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in   April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that   may be issued under the A&R 2014 Plan is 6,889,885 as of September 30, 2022. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on   January 1 of each year, beginning on   January 1, 2016, and ending on and including   January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on   January 1, 2022, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,400,225 shares.

During the three and nine months ended  September 30, 2022, and 2021, no stock options were exercised.

In  June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), following its adoption by the Board in April 2021. The maximum number of shares of common stock that   may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of September 30, 2022, 54,787 shares have been issued under the ESPP.

Stock-based compensation expense recorded under the 2014 Plan, A&R 2014 Plan and ESPP is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$360	$201	$1,093	$630
General and administrative	551	419	2,246	983
Total stock-based compensation expense	$911	$620	$3,339	$1,613

There was no stock-based compensation expense related to performance-based awards recognized during the three months ended September 30, 2022, or 2021. There was $0.4 million of stock-based compensation expense related to performance-based awards recognized during the nine months ended September 30, 2022, and $0.4 million of stock-based compensation expense related to performance-based awards recognized during the nine months ended September 30, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2022, and December 31, 2021 (in thousands):

	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$30	$—	$—	$30
Embedded Warrant Put Option	4	—	—	4
KVK Warrant liability	1	—	1	—
Total liabilities	$35	$—	$1	$34
	—
Securities:
U.S. government-sponsored agency securities	$7,171	$—	$7,171	$—
Certificates of deposit	20,475	20,475	—	—
U.S. Treasury securities	9,649	9,649	—	—
Total assets	$37,295	$30,124	$7,171	$—

	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deerfield Warrant liability	$288	$—	$—	$288
Embedded Warrant Put Option	18	—	—	18
KVK Warrant liability	24	—	24	—
Total liabilities	$330	$—	$24	$306

Securities:
U.S. government-sponsored agency securities	$4,997	$—	$4,997	$—
Certificates of deposit	490	490	—	—
U.S. Treasury securities	9,935	9,935	—	—
Total assets	$15,422	$10,425	$4,997	$—

The Company’s Deerfield Warrant liability, embedded Warrant Put Option and securities are measured at fair value on a recurring basis. As of  September 30, 2022, and December 31, 2021, the Deerfield Warrant liability and the embedded Warrant Put Option are reported on the unaudited condensed consolidated balance sheets in derivative and warrant liability. As of September 30, 2022, and December 31, 2021, the securities are reported on the unaudited condensed consolidated balance sheets in short-term and long-term investments. The Company used a Monte Carlo simulation to value the Deerfield Warrant liability and embedded Warrant Put Option for all periods presented herein. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the Deerfield Warrant liability and embedded Warrant Put Option are reflected in the unaudited condensed consolidated statements of operations for the three and nine months ended  September 30, 2022, and 2021, as a fair value adjustment related to derivative and warrant liability.

The derivative liability for the Deerfield Warrant was $30,000 and $288,000 at  September 30, 2022, and December 31, 2021, respectively. The derivative liability for the embedded Warrant Put Option was $4,000 and $18,000 at September 30, 2022, and December 31, 2021, respectively. A 10% increase in the enterprise value would result in an increase of $13,000 in the estimated fair value of the Deerfield Warrant liability and an increase of $1,000 in the estimated fair value of the embedded Warrant Put Option liability. In addition, the Company assumed a weighted-average probability of a liquidity event occurring of approximately 25% with an estimated probability-weighted value of approximately $40.0 million and a weighted-average probability of a fundamental change event occurring of approximately 29% with an estimated probability-weighted value of approximately $555.0 million, respectively, with estimated timing in each scenario of the third quarter of 2023.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of  September 30, 2022, and December 31, 2021, the KVK Warrant liability is reported on the unaudited condensed consolidated balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the unaudited condensed consolidated statements of operations for the three and nine months ended  September 30, 2022, and 2021, as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance as of beginning of period	$56	$666	$306	$255
Adjustment to fair value	(22)	(305)	(272)	106
Balance as of end of period	$34	$361	$34	$361

I.	Net Loss Per Share

For all periods presented herein, the Company did not use the two-class method to compute net loss attributable to common stockholders per share of common stock, even though it had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings, because these holders are not obligated to participate in a loss. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

As noted above, for all periods presented herein, the Company did not utilize the two-class approach as the Company was in a net loss position and the holders of the participating securities have no obligation to fund losses. The Company did analyze diluted net loss attributable to common stockholders per share of common stock under the treasury-stock/if-converted method and noted that all outstanding stock options and warrants were anti-dilutive for the periods presented. For all period presented, basic net loss attributable to common stockholders per share of common stock was the same as diluted net loss attributable to common stockholders per share of common stock.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Awards under equity incentive plans	2,463,509	1,169,379	2,463,509	1,169,379
Common stock warrants	4,252,600	4,221,350	4,252,600	4,221,350
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	6,716,109	5,390,729	6,716,109	5,390,729

A reconciliation from net loss to basic and diluted net loss attributable to common stockholders per share of common stock for the three and nine months ended  September 30, 2022, and 2021, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic and diluted net loss per share of common stock:

Net income (loss)	$(6,616)	$(1,759)	$(32,522)	$(5,852)
Less: Dividends declared or accumulated	—	—	—	(54,342)
Net (loss) income attributable to shares of common stockholders, basic and diluted	$(6,616)	$(1,759)	$(32,522)	$(60,194)
Less: Net income attributable to participating securities	—	—	—	—
Undistributed net (loss) income attributable to common stockholders, basic and diluted	$(6,616)	$(1,759)	$(32,522)	$(60,194)
Weighted average number of shares of common stock outstanding, basic and diluted	34,495	35,218	34,483	27,905
Basic and diluted net loss attributable to common stockholders per share of common stock	$(0.19)	$(0.05)	$(0.94)	$(2.16)

J.	Leases

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

The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Cost	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$32	$32	$96	$96
Interest on lease liabilities	0	2	1	9
Total finance lease cost	32	34	97	105
Operating lease cost	114	91	304	274
Short-term lease cost	53	50	155	149
Variable lease cost	13	13	39	34
Less: sublease income	(39)	(39)	(117)	(52)
Total lease costs	$173	$149	$478	$510

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$9
Financing cash flows from finance leases	13	156
Operating cash flows from operating leases	381	344
Operating cash flows from short-term leases	155	149
Operating cash flows from variable lease costs	39	34

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	146	—

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	September 30,	December 31,
	2022	2021
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(747)	(651)
Property and equipment, net	$284	$380

Other current liabilities	$7	$15
Other long-term liabilities	1	6
Total finance lease liabilities	$8	$21

Operating Leases
Operating lease right-of-use assets	$1,068	$1,141
Total operating lease right-of-use assets	$1,068	$1,141

Current portion of operating lease liabilities	$474	$356
Operating lease liabilities, less current portion	956	1,232
Total operating lease liabilities	$1,430	$1,588

Weighted Average Remaining Lease Term
Finance leases (years)	1	1
Operating leases (years)	3	4

Weighted Average Discount Rate
Finance leases	14.3%	12.0%
Operating leases	7.2%	7.5%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2022 (excluding the nine months ended September 30, 2022)	$2	$131
2023	6	563
2024	—	488
2025	—	390
2026	—	30
Total lease payments	8	1,602
Less: future interest expense	0	(172)
Lease liabilities	$8	$1,430

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biotechnology company focused on the discovery, development and commercialization of novel treatments for rare central nervous system, or CNS, and neurodegenerative diseases, lysosomal storage disorders and related treatment areas. We have a diverse product portfolio, combining a clinical-stage development pipeline with new drug application, or NDA, stage and commercial assets. The pipeline includes arimoclomol, an orally-delivered, first-in-class investigational product candidate for Niemann-Pick disease type C, or NPC, and KP1077, which we are developing as a treatment for idiopathic hypersomnia, or IH, a rare neurological sleep disorder, and narcolepsy. In addition, the U.S. Food and Drug Administration, or FDA, has approved AZSTARYS®, formally referred to as KP415, a once-daily treatment for attention deficit hyperactivity disorder, or ADHD, in patients age six years and older containing our prodrug, serdexmethylphenidate, or SDX, which is being commercialized by Corium, Inc., or Corium, an affiliate of Gurnet Point Capital, L.P., in the U.S. Corium was tasked by Commave Therapeutics SA (formerly known as Boston Pharmaceutical S.A.), or Commave, an affiliate of Gurnet Point Capital, L.P., to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement (as defined below). The FDA has also approved APADAZ®, an immediate-release combination product containing benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, which is being commercialized by KVK-Tech, Inc. in the U.S.

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

Our most advanced product candidate, arimoclomol, is intended for the treatment of NPC, a lysosomal storage disease, or LSD. NPC is a rare, genetic and progressive disease that impairs the ability of the body to recycle cholesterol and other types of lipids, resulting in damage to the body’s tissues, including the brain. Symptoms of NPC usually occur during mid to late childhood, and include difficulties in swallowing, loss of speech and cognition, motor coordination and ambulation. In more aggressive forms, NPC is frequently fatal by the time patients reach their twenties. We estimate the incidence of NPC to be one in 100,000 live births. Based on these incidence rates, the number of NPC patients in the United States and in Europe is estimated to be approximately 1,800 individuals. Of these, we estimate that approximately 1,100 individuals have been diagnosed, of which approximately 300 are in the United States and approximately 800 are in Europe. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options could increase awareness of the disease and assist in identifying more cases. We believe that there is a significant unmet need for new treatments for NPC due to the side effects, limited availability and efficacy of the existing treatment options.

Arimoclomol is currently available to NPC patients in the United States through our early access program, or EAP, with fifteen active treatment sites as of September 30, 2022. Early access and other compassionate use programs for the treatment of NPC are also available in France, Germany, Denmark, Italy, Switzerland, and the UK, and we may in the future establish early access programs or compassionate use programs in other locations. Both the FDA and the European Medicines Agency, or EMA, have granted arimoclomol orphan drug designation for NPC. The FDA has also granted arimoclomol fast track designation in NPC, has designated arimoclomol as a breakthrough therapy in NPC, and has granted arimoclomol a rare pediatric disease designation in NPC, potentially entitling us to a priority review voucher if arimoclomol is approved in NPC. In June 2021, the FDA issued a Complete Response Letter to the previous sponsor of arimoclomol, Orphazyme. We intend to resubmit the arimoclomol NDA to the FDA as early as the third quarter of 2023.

We also intend to advance our pipeline of prodrug product candidates for the treatment of IH and other CNS/rare diseases, and we reported top-line data from a Phase 1 proof-of-concept study of SDX in the fourth quarter of 2021 and final data for the Phase 1 proof-of-concept study of SDX in the first quarter of 2022. The proof-of-concept study was a dose-escalation study to determine the pharmacokinetics, pharmacodynamic stimulant effects, and safety of single oral doses of SDX in subjects with a history of high-dose stimulant use. The full data set, which builds upon top-line data previously reported in the fourth quarter of 2021, affirmed that 240 mg and 360 mg doses of SDX were well-tolerated and produced d-MPH exposure that appeared to increase proportionally with dose. Mean d-MPH plasma concentrations demonstrated a gradual increase after SDX administration, reaching a broad peak from eight to twelve hours post-dose, followed by a shallow decline thereafter. Increased wakefulness, alertness, hypervigilance, and insomnia effects were reported by study participants, which suggests that SDX produced targeted pharmacodynamic effects that could benefit patients with IH and other sleep disorders.

In January 2022, we announced that we have selected KP1077 for the treatment of IH and narcolepsy as our next clinical development candidate. KP1077 utilizes SDX, our prodrug of d-MPH, as its active pharmaceutical ingredient. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN®, a commonly prescribed CNS stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial confirming the relative cardiovascular effects and pharmacokinetics of SDX compared to immediate-release and long-acting formulations of Ritalin. Based on the data, we believe the initial dosing strengths for the planned Phase 2 clinical trial of KP1077 will be well-tolerated while providing higher overall exposures to d-MPH compared to other methylphenidate products that are often used off-label as a treatment for IH. In addition, on May 5, 2022, we announced that we submitted an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, seeking permission to commence a clinical program to evaluate KP1077 in IH. Upon clearance of the IND, we plan to initiate a Phase 2 clinical trial of KP1077 in IH, in the United States, as early as the fourth quarter of 2022, with a second trial in narcolepsy anticipated to begin soon after the initiation of the IH clinical trial.

In May 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary active pharmaceutical ingredient, or API, in AZSTARYS, was classified as a Schedule IV controlled substance by the U.S. Drug Enforcement Administration, or DEA. AZSTARYS is classified as a Schedule II controlled substance as it includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively.

In March 2021, we announced that the FDA approved the New Drug Application, or NDA, for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Commave has licensed the commercial rights for AZSTARYS as provided by the AZSTARYS License Agreement, and has tasked Corium with leading all commercialization activities for AZSTARYS in the United States. Corium commercially launched AZSTARYS in the United States during the third quarter of 2021. In December 2021, Commave sublicensed commercialization rights for AZSTARYS in greater China to Shanghai Ark Biopharmaceutical Ltd.

We employ our proprietary Ligand Activated Therapy, or LAT, platform technology to discover and develop prodrugs that are new molecules that may potentially improve one or more of the attributes of approved drugs, such as enhanced bioavailability, extended duration of action, increased safety and reduced susceptibility to abuse. A prodrug is a precursor chemical compound of a drug that is inactive or less than fully active, which is then converted in the body to the active form of the drug through a normal metabolic process. Where possible, we seek, to develop prodrugs that will be eligible for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA, otherwise known as a 505(b)(2) NDA, which allows us to submit an NDA that relies on the FDA’s previous findings of safety and effectiveness for one or more approved products, if we demonstrate such reliance is scientifically appropriate.

We continue to seek opportunities to expand our pipeline of product candidates through our business development efforts, and by employing our LAT platform technology and development expertise to develop additional product candidates that address significant unmet medical needs in therapeutic indications which have few existing product options. We believe our prodrug product candidates may be eligible for composition-of-matter patent protection and we intend to use the 505(b)(2) NDA pathway when available, which we believe has the potential to reduce drug development time and expense.

We have historically had minimal positive net cash flows from operations. Our cash flows used in operations for the nine months ended September 30, 2022, and 2021, were $(14.3) million and $11.3 million, respectively. However, the positive net cash flows from operations for the nine months ended September 30, 2021, were primarily due to an adjustment to reconcile net loss to net cash used in operations of approximately $16.1 million related to a loss on extinguishment of debt during the period.

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

Our Product Candidates and Approved Products

We have employed our proprietary LAT platform technology to create a portfolio of approved products that we believe will offer, and product candidates that we believe have the potential to offer, significant improvements over currently available FDA-approved drugs. We also strive to acquire product candidates that we feel complement our portfolio, for example, in May 2022, we purchased all of the assets and operations of Orphazyme related to arimoclomol.

A selection of our product candidates and approved products are summarized in the table below:

Selected KemPharm Partnered and Other Development Assets

Parent Drug (Effect Profile)	Product Candidate / Product
(Indication)	(Status)	Development Status	Next Milestone(s)
Arimoclomol (ER)	Arimoclomol	NDA Preparation	NDA Submission - as early as Q3 2023
(NPC)
Methylphenidate (ER)	KP1077*	Clinical - Phase 2	Initiation of Pivotal Phase 2 Trial - as early as YE 2022
(IH)
Methylphenidate (ER)	KP1077*	Clinical - Phase 2	Initiation of Pivotal Phase 2 Trial - as early as YE 2022
(Narcolepsy Types I and II)
Methylphenidate (ER)	KP879	Clinical - Phase 2	External funding and collaborations
(SUD)
Methylphenidate (ER)	AZSTARYS	FDA Approved	Tracking Payor Contracts and TRx's
(ADHD)	(Partnered)
Hydrocodone/APAP (IR)	APADAZ	FDA Approved	Tracking Payor Contracts and TRx's
(Pain)	(Partnered)

* This product candidate is subject to a right of first negotiation upon completion of a Phase 1 proof-of-concept study in favor of Commave under the terms of the AZSTARYS License Agreement, but is not currently licensed to Commave, thereunder.
These anticipated milestones are based on information currently available to us. Our current plans and expectations are subject to a number of uncertainties, risks, and other important factors that could materially impact our plans, including risks which are not solely within our control. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

Third-Party Agreements

AZSTARYS License Agreement

In September 2019, we entered into a collaboration and license agreement, or the AZSTARYS License Agreement, with Commave. Under the AZSTARYS License Agreement, we granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize our product candidates containing SDX and d-MPH, including AZSTARYS, KP484, and, at the option of Commave, KP879, KP922 or any other product candidate developed by us containing SDX and developed to treat ADHD or any other central nervous system disorder, or the Additional Product Candidates and, collectively with AZSTARYS and KP484, the Licensed Product Candidates.

Under the terms of the AZSTARYS License Agreement, we granted Commave an exclusive, worldwide license to commercialize and develop the Licensed Product Candidates; provided that such license shall apply to an Additional Product Candidate only if Commave exercises its option under the AZSTARYS License Agreement related thereto. If Commave exercises its option related to any Additional Product Candidate under the AZSTARYS License Agreement, the parties are obligated to negotiate in good faith regarding the economic terms of such Additional Product Candidate. We also granted to Commave a right of first refusal to acquire, license or commercialize any Additional Product Candidate, with such right of first refusal expiring upon the acceptance of a new drug application for such Additional Product Candidate. We also granted Commave a right of first negotiation and a right of first refusal, subject to specified exceptions, for any assignment of our rights under the AZSTARYS License Agreement.

Pursuant to the AZSTARYS License Agreement, Commave paid us an upfront payment of $10.0 million and agreed to pay up to $63.0 million in milestone payments upon the occurrence of specified regulatory milestones related to AZSTARYS, including FDA approval and specified conditions with respect to the final approval label, and KP484. In addition, Commave agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420.0 million in the aggregate. Further, Commave will pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the AZSTARYS License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions as described in the AZSTARYS License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the Royalty Term (as defined in the AZSTARYS License Agreement) for the applicable product.

In April 2021, we entered into Amendment No. 1 to the AZSTARYS License Agreement, or the AZSTARYS Amendment. Pursuant to the AZSTARYS Amendment, we agreed to modify the compensation terms of the AZSTARYS License Agreement. In addition, the AZSTARYS Amendment increased the total remaining future regulatory and sales milestone payments related to AZSTARYS up to an aggregate of $590.0 million in payments upon the occurrence of specified regulatory milestones related to AZSTARYS and upon the achievement of specified U.S. net sales milestones. Further, Commave agreed to pay us quarterly, tiered royalty payments ranging from a percentage in the high single digits to the mid-twenties of Net Sales (as defined in the AZSTARYS License Agreement) in the United States and a percentage in the low to mid-single digits of Net Sales in each country outside the United States, in each case subject to specified reductions under certain conditions, including with respect to the final approval label, as described in the AZSTARYS License Agreement. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

Pursuant to the AZSTARYS Amendment, we also agreed to modify Commave’s right of first refusal such that our product candidate, KP922, is no longer subject to Commave’ right of first refusal to acquire, license or commercialize any Additional Product Candidate. Commave’s right of first refusal shall only apply to any Additional Product Candidate which contains SDX, with such right of first refusal expiring upon the acceptance of an NDA for such Additional Product Candidate containing SDX.

Commave agreed to be responsible for and reimburse us for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the AZSTARYS License Agreement.

The AZSTARYS License Agreement will continue on a product-by-product basis (i) until expiration of the royalty term for the applicable Licensed Product Candidate in the United States and (ii) perpetually for all other countries. Commave may terminate the AZSTARYS License Agreement at its convenience upon prior written notice prior to regulatory approval of any Licensed Product Candidate or upon prior written notice after regulatory approval of any Licensed Product Candidate. We may terminate the AZSTARYS License Agreement in full if Commave, any of its sublicensees or any of its or their affiliate challenges the validity of any Licensed Patent (as defined in the AZSTARYS License Agreement) and such challenge is not required under a court order or subpoena and is not a defense against a claim, action or proceeding asserted by us. Either party may terminate the AZSTARYS License Agreement (i) upon a material breach of the AZSTARYS License Agreement by the other party, subject to a cure period, or (ii) if the other party encounters bankruptcy or insolvency. Upon a Serious Material Breach (as defined in the AZSTARYS License Agreement) by us, subject to a cure period, Commave may choose not to terminate the AZSTARYS License Agreement and instead reduce the milestone and royalty payments owed to us. Upon termination, all licenses and other rights granted by us to Commave pursuant to the AZSTARYS License Agreement would revert to us. During the term of the AZSTARYS License Agreement, we may not develop or commercialize any Competing Product (as defined in the AZSTARYS License Agreement).

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

In July 2020, we entered into the Corium Consulting Agreement under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we were entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was earned in monthly installments through March 31, 2022, and paid in arrears. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY, which was approved in the first quarter of 2022. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Period-to-
	2022	2021	Period Change
Revenue, net	$2,874	$1,965	$909
Operating expenses:
Cost of revenue	141	—	141
Research and development	5,385	2,239	3,146
General and administrative	3,974	1,948	2,026
Total operating expenses	9,500	4,187	5,313
Loss from operations	(6,626)	(2,222)	(4,404)
Other (expense) income:
Interest expense on principal	(124)	(6)	(118)
Fair value adjustment related to derivative and warrant liability	22	332	(310)
Interest and other income, net	79	137	(58)
Total other (expense) income	(23)	463	(486)
Loss before income taxes	(6,649)	(1,759)	(4,890)
Income tax benefit	33	—	33
Net loss	$(6,616)	$(1,759)	$(4,857)
Deemed dividend	—	—	—
Net loss attributable to common stockholders	$(6,616)	$(1,759)	$(4,857)

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended September 30, 2022, was $6.6 million compared to net loss attributable to common stockholders of $1.8 million for the three months ended September 30, 2021, a change of $4.9 million. The change was primarily attributable to a change in loss from operations of $4.4 million, a change in fair value adjustment related to derivative and warrant liability of $0.3 million, and a change in net interest expense and other items of $0.2 million.

Revenue

Revenue for the three months ended September 30, 2022, was $2.9 million, an increase of $0.9 million compared to revenue of $2.0 million for the three months ended September 30, 2021. The increase was primarily attributable to an increase in revenue from the Arimoclomol EAP of $2.3 million, partially offset by a decrease in revenue from the Corium Consulting Agreement.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2022, was $0.1 million, an increase of $0.1 million compared to no cost of revenue for the three months ended September 30, 2021. The increase was primarily attributable to cost of goods sold under the Arimoclomol EAP.

Research and Development

Research and development expenses increased by $3.2 million, from $2.2 million for the three months ended September 30, 2021, to $5.4 million for the three months ended September 30, 2022. This increase was primarily attributable to an increase in third-party research and development costs of $2.4 million, an increase in personnel-related costs of $0.5 million and an increase in other research and development costs of $0.3 million.

General and Administrative

General and administrative expenses increased by $2.0 million, from $1.9 million for the three months ended September 30, 2021, to $4.0 million for the three months ended September 30, 2022. This increase was primarily attributable to an increase in personnel-related costs of $0.9 million, an increase in professional fees of $0.7 million and an increase in other general and administrative costs of $0.3 million.

Other (Expense) Income

Other (expense) income changed by $480,000, from $460,000 of income for the three months ended September 30, 2021, to $20,000 of expense for the three months ended September 30, 2022. This period-to-period change was primarily attributable to a change in fair value adjustment related to derivative and warrant liability of $310,000 and a change in net interest expense and other items of $170,000.

Comparison of the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,		Period-to-
	2022	2021	Period Change
Revenue, net	$8,139	$26,068	$(17,929)
Operating expenses:
Cost of revenue	200	2,000	(1,800)
Research and development	13,262	7,352	5,910
General and administrative	10,266	6,145	4,121
Acquired in-process research and development	17,663	—	17,663
Total operating expenses	41,391	15,497	25,894
(Loss) income from operations	(33,252)	10,571	(43,823)
Other (expense) income:
Loss on extinguishment of debt	—	(16,096)	16,096
Interest expense related to amortization of debt issuance costs and discount	—	(150)	150
Interest expense on principal	(165)	(221)	56
Fair value adjustment related to derivative and warrant liability	295	(92)	387
Interest and other (expense) income, net	(152)	136	(288)
Total other (expense) income	(22)	(16,423)	16,401
Loss before income taxes	(33,274)	(5,852)	(27,422)
Income tax benefit	752	—	752
Net loss	$(32,522)	$(5,852)	$(26,670)
Deemed dividend	—	(54,342)	54,342
Net loss attributable to common stockholders	$(32,522)	$(60,194)	$27,672

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the nine months ended September 30, 2022, was $32.5 million compared to net loss attributable to common stockholders of $60.2 million for the nine months ended September 30, 2021, a change of $27.7 million. The change was primarily attributable to a deemed dividend, recognized as a result of the January 2021 Inducement Transaction and June 2021 Inducement Transaction, totaling $54.3 million which did not recur in 2022, a net loss on extinguishment of debt of $16.1 million in 2021 that did not recur in 2022, a change in fair value adjustment related to derivative and warrant liability of $0.4 million, and an income tax benefit of $0.8 million, partially offset by a change in (loss) income from operations of $43.8 million.

Revenue

Revenue for the nine months ended September 30, 2022, was $8.1 million, a decrease of $17.9 million compared to revenue of $26.1 million for the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease in revenue from the AZSTARYS License Agreement and Corium Consulting Agreement; partially offset by an increase in revenue from the Arimoclomol EAP and other consulting arrangements.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2022, was $0.2 million, a decrease of  approximately $1.8 million compared to cost of revenue of $2.0 million for the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease in royalty payments to Aquestive related to revenue from the AZSTARYS License Agreement due to the regulatory milestone revenue earned in the first and second quarters of 2021, partially offset by royalties payable to Aquestive for the AZSTARYS License Agreement royalty revenue and cost of goods sold under the Arimoclomol EAP.

Research and Development

Research and development expenses increased by $5.9 million, from $7.4 million for the nine months ended September 30, 2021, to $13.3 million for the nine months ended September 30, 2022. This increase was primarily attributable to an increase in third-party research and development costs of $4.1 million, an increase in personnel-related costs of $1.3 million and an increase in other research and development expense of $0.5 million.

General and Administrative

General and administrative expenses increased by $4.1 million, from $6.1 million for the nine months ended September 30, 2021, to $10.3 million for the nine months ended September 30, 2022. This increase was primarily attributable to an increase in personnel-related costs of $2.7 million, an increase in professional fees of $0.7 million and increase in other general and administrative costs of $0.7 million.

Acquired In-Process Research and Development

Acquired in-process research and development expense increased by $17.7 million, from $0 for the nine months ended September 30, 2021, to $17.7 million for the nine months ended September 30, 2022. This increase was due to one-time acquired in-process research and development expense as a result of the transactions under Arimoclomol Purchase Agreement.

Other Expenses

Other expenses increased by $16.4 million, from $16.4 million for the nine months ended September 30, 2021, to $22,000 for the nine months ended September 30, 2022. This period-to-period change was primarily attributable to a net loss on extinguishment of debt of $16.1 million during 2021 which did not recur in 2022 and a change in fair value adjustment related to derivative and warrant liability of $0.4 million.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2022, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the AZSTARYS License Agreement, the Corium Consulting Agreement and other consulting arrangements and the Arimoclomol EAP. As of September 30, 2022, we had cash, cash equivalents and investments of $107.4 million.

To date, we have generated revenue from the AZSTARYS License Agreement, reimbursement of out-of-pocket third-party costs, performance of consulting services and product sales under the Arimoclomol EAP.

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

In July 2020, we entered into the Corium Consulting Agreement under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we were entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was earned in monthly installments through March 31, 2022, and paid in arrears. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY, which was approved in the first quarter of 2022. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

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

In July 2021, we entered into the Equity Distribution Agreement with JMP and RBCCM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of our common stock the Equity Distribution Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the Equity Distribution Agreement. We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement, which was declared effective on July 12, 2021. As of September 30, 2022, no shares have been issued or sold under the Equity Distribution Agreement.

Share Repurchase Program

On December 20, 2021, we initiated a share repurchase program, or the Share Repurchase Program, pursuant to which we may repurchase up to $50 million of shares of our common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the AZSTARYS License Agreement, and potentially other sources of non-dilutive capital that may become available to us. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. As of September 30, 2022, we have repurchased 909,953 shares of our common stock for approximately $7.5 million under the Share Repurchase Program.

Convertible Debt

As of September 30, 2022, we had no convertible notes outstanding. During the first quarter of 2021 we repaid in full the convertible notes and terminated the Deerfield Facility Agreement.

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

The latest maturity date of the loans under the Line of Credit is May 31, 2025. The Line of Credit contains customary events of default that could lead to an acceleration of the loans, including cross-default, bankruptcy and payment defaults. As of September 30, 2022, we have drawn $12.8 million from the Line of Credit to finance the transactions under the Arimoclomol Purchase Agreement, and this amount is supported by a $12.8 million certificate of deposit which is shown as long-term investments in the unaudited condensed consolidated balance sheets. The remaining $7.2 million available under the Line of Credit is secured by a separate interest-bearing certificate of deposit and is also recorded as long-term investments in the unaudited condensed consolidated balance sheets as of September 30, 2022. These certificates of deposit are pledged as collateral against the Line of Credit.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(14,255)	$11,287
Net cash used in investing activities	(36,656)	(85)
Net cash provided by financing activities	8,609	115,979
Effect of exchange rate changes on cash and cash equivalents	15	—
Net (decrease) increase in cash and cash equivalents	$(42,287)	$127,181

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities of $14.3 million consisted of a net loss of $32.5 million and $3.9 million in changes in working capital, partially offset by $22.2 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the AZSTARYS License Agreement, Arimoclomol EAP and the Corium Consulting Agreement. The changes in working capital consisted of $1.2 million related to a change in prepaid expenses and other assets, $4.6 million related to a change in accounts and other receivables, $0.2 million related to a change in operating lease liabilities and $0.4 million related to a change in other liabilities, partially offset by $1.3 million related to a change in accounts payable and accrued expenses, $0.3 million related to a change in inventories, $0.1 million related to a change in operating lease right-of-use assets and $0.9 million related to a change in discount and rebate liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $3.3 million, a change in the fair value adjustment related to investments of $0.6 million, $17.7 million related to acquired in-process research and development which was expensed as part of the transactions under the Arimoclomol Purchase Agreement and $0.8 million related to depreciation, amortization and other items, partially offset by a change in the fair value adjustment related to derivative and warrant liabilities of $0.3 million.

For the nine months ended September 30, 2021, net cash provided by operating activities of $11.3 million consisted of $18.5 million in adjustments for non-cash items, partially offset by a net loss of $5.9 million and $1.3 million in changes in working capital. The adjustments for non-cash items primarily consisted of a loss on extinguishment of debt of $16.1 million, stock-based compensation expense of $1.6 million, amortization of debt issuance costs and debt discount of $0.2 million, a change in the fair value adjustment related to derivative and warrant liabilities of $0.1 million and $0.5 million related to depreciation, amortization and other items. Net loss was primarily attributable to a loss on extinguishment of debt and our spending on research and development programs and operating costs, partially offset by revenue received under the AZSTARYS License Agreement and the Corium Consulting Agreement. The changes in working capital consisted of $1.9 million related to a change in accounts payable and accrued expenses, $0.2 million related to a change in operating lease liabilities and $1.4 million related to a change in prepaid expenses and other assets, partially offset by $1.0 million related to a change in accounts and other receivables, $0.1 million related to a change in operating lease right-of-use assets and $1.1 million related to a change in other liabilities.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $36.7 million, which was attributable to net acquisition costs of the transactions under the Arimoclomol Purchase Agreement of $14.1 million and purchases of investments of $23.8 million, partially offset by maturities of investments of $1.3 million.

For the nine months ended September 30, 2021, net cash used in investing activities was $85,000, which was attributable to purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $8.6 million, which was primarily attributable to proceeds from the issuance of debt of $12.8 million, proceeds from insurance financing arrangements of $1.3 million and proceeds from sales of common stock under the Employee Stock Purchase Plan (the "ESPP") of $0.2 million, partially offset by payments to repurchase shares as part of the Share Repurchase Program of $4.7 million, payments of principal on insurance financing arrangements of $0.9 million and payment of offering costs of $0.1 million.

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

Future Funding Requirements

Based on our current operating forecast, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into 2026. This estimate does not include our projected revenue, a portion of which is based on royalties from commercial sales and upon the achievement of milestones in the AZSTARYS License Agreement and the APADAZ License Agreement. Certain of the milestones are associated with regulatory matters that are outside our control.

Potential near-term sources of additional funding include:

●	any revenues generated under either the AZSTARYS License Agreement or the APADAZ License Agreement;

●	any consulting services revenue or short-term milestone payments generated under the AZSTARYS License Agreement;

●	any product sales under the Arimoclomol EAP; and

●	any consulting services revenue generated under potential consulting arrangements.

We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses.

To date, we have generated revenue from the AZSTARYS License Agreement, reimbursements of out-of-pocket third-party costs, the performance of consulting services and product sales under the Arimoclomol EAP. We expect that, for the foreseeable future, our only sources of revenues will be through payments arising from the AZSTARYS License Agreement, the APADAZ License Agreement, through potential consulting arrangements and any other future arrangements related to one of our product candidates and product sales under the Arimoclomol EAP. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the AZSTARYS License Agreement to develop, manufacture and commercialize AZSTARYS and KP484, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the AZSTARYS License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to generate revenue under the Arimoclomol EAP. We also expect to continue to incur additional costs associated with operating as a public company.

The COVID-19 pandemic has caused and continues to cause major disruptions to businesses and markets worldwide. We cannot predict what the long-term effects of this pandemic and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number of future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates. A portion of our projected revenue is based upon the achievement of milestones in the AZSTARYS License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic may have on our ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic and as a result of rising inflation and interest rates may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from the AZSTARYS License Agreement, the APADAZ License Agreement, the Corium Consulting Agreement, product sales under the Arimoclomol EAP and other potential consulting arrangements or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Growth in the global pharmaceutical market has become increasingly tied to (i) global economic growth as an economic downturn may, for example as a result of the COVID-19 pandemic's paralyzing effects on economic activities, reduce the amount of funding for the pharmaceutical sector as a whole or certain diseases targeted by us and (ii) political conditions, tension and uncertainty which could, for instance, impact the regulations applicable to us.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	—	$—	—	$42,500,000
August 1, 2022 through August 31, 2022	—	—	—	42,500,000
September 1, 2022 through September 30, 2022	—	—	—	42,500,000
Total	—	$—	—	$42,500,000

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

KemPharm, Inc.

Date: November 9, 2022	By:	/s/ Travis C. Mickle
Travis C. Mickle, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)