Form 10-K
period 2022-12-31
ZEVRA THERAPEUTICS, INC.
filed 2023-03-07
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File No. 001-36913

Zevra Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5894398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1180 Celebration Boulevard, Suite 103, Celebration, FL 34747	(321) 939-3416
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	ZVRA	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $152.9 million, based upon the closing sales price for the registrant’s common stock, as reported on the Nasdaq Global Select Market on June 30, 2022. The calculation of the aggregate market value of voting and non-voting common equity excludes 210,287 shares of common stock the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 3, 2023, the registrant had 34,540,414 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZEVRA THERAPEUTICS, INC.

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

RISK FACTORS SUMMARY

The risk factors summarized below could materially harm our business, operating results, and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled "Risk Factors". Material risks that may affect our business, financial condition, results of operations, and trading price of our common stock include the following:

●	Our research and development activities are focused on discovering and developing proprietary prodrugs, and we are taking an innovative approach to discovering and developing prodrugs, which may never lead to additional marketable prodrug products.

●	If we are not able to obtain required regulatory approvals for our product candidates, or the approved labels are not sufficiently differentiated from other competing products, we will not be able to commercialize them and our ability to generate revenue or profits or to raise future capital could be limited.

●	If commercialization of our approved products or our product candidates is not successful, or we experience significant delays in commercialization, our business will be harmed.

●	Arimoclomol is currently available to Niemann-Pick disease Type C patients in the United States. France, Germany, and other European Union countries through our early access program, or EAP. The EAP is expected to remain in place until arimoclomol becomes commercially available in each of the current EAP markets. If the EAP is terminated prior to commercialization of arimoclomol, it will have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

●	We may need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts or cease operations altogether.

●	We have incurred significant recurring negative net operating losses since our inception. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.

●	If we are unable to obtain and maintain trade secret protection or patent protection for our technology, our approved products or our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology, our approved products and our product candidates, if approved, may be impaired.

●	If we attempt to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act and the FDA does not conclude that our product candidates are sufficiently bioequivalent, or have comparable bioavailability, to approved drugs, or if the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and the FDA may not ultimately approve our product candidates.

●	The FDA may determine that any NDA we may submit under the 505(b)(2) regulatory pathway for any of our product candidates in the future is not sufficiently complete to permit a substantive review.

●	We have entered into collaborations with Commave Therapeutics, S.A., or Commave, to develop, manufacture and commercialize AZSTARYS worldwide and KVK-Tech, Inc., or KVK, to manufacture and commercialize APADAZ in the United States. In addition, we may seek collaborations with third parties for the development, manufacturing or commercialization of our other product candidates, or in other territories. If those collaborations are not successful, we may not be able to capitalize on the market potential of our approved products or other product candidates, if approved.

●	The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

NOTE REGARDING COMPANY REFERENCE

Unless the context otherwise requires, we use the terms “Zevra,” “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K to refer to Zevra Therapeutics, Inc., formerly known as KemPharm, Inc. prior to February 21, 2023. We have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K that are important to our business, including LAT® and the Zevra logo. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Overview

We are a rare disease company melding science, data and patient need to create transformational therapies for diseases with limited or no treatment options.  With unique, data-driven clinical, regulatory, and commercialization strategies, we are overcoming complex drug development challenges to bring much-needed therapies to patients. We have a diverse portfolio of products and product candidates, which includes a combination of both a clinical stage pipeline and commercial stage assets. The Company’s pipeline includes arimoclomol, an orally-delivered, first in-class investigational product candidate being developed for Niemann-Pick disease Type C, or NPC, which has been granted orphan drug designation, Fast-Track designation, Breakthrough Therapy designation and rare pediatric disease designation for the treatment of NPC by the U.S. Food and Drug Administration, or FDA, and orphan medicinal product designation for the treatment of NPC by the European Medicines Agency, or EMA .KP1077, is our lead clinical development product candidate, which is being developed as a treatment for idiopathic hypersomnia, or IH, a rare neurological sleep disorder, and narcolepsy. KP1077 is comprised solely of serdexmethylphenidate, or SDX, our proprietary prodrug of d-methylphenidate, or d-MPH.  The FDA has granted KP1077 orphan drug designation for the treatment of IH, and the U.S. Drug Enforcement Agency, or DEA, has classified SDX as a Schedule IV controlled substance based on evidence suggesting SDX has a lower potential for abuse when compared to d-MPH, a Schedule II controlled substance.

We have specialized expertise and a track record of success in advancing promising therapies that face complex clinical and regulatory challenges with an approach that balances science and data with patient need. The FDA, has approved AZSTARYS®, formerly referred to as KP415, a once-daily treatment for attention deficit hyperactivity disorder, or ADHD, in patients age six years and older containing our prodrug, SDX, and d-MPH. In September 2019, we entered into a collaboration and license agreement, or the AZSTARYS License Agreement, with Commave Therapeutics SA (formerly known as Boston Pharmaceutical S.A.), or Commave, an affiliate of Gurnet Point Capital, L.P. Under the AZSTARYS License Agreement, we granted to Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX and used to treat ADHD or any other CNS disease. Commave has tasked Corium, Inc., or Corium, an affiliate of Gurnet Point Capital, L.P., to lead all commercialization activities for AZSTARYS in the U.S. under the AZSTARYS License Agreement. Corium commercially launched AZSTARYS in the U.S. during the third quarter of 2021. In December 2021, Commave sublicensed commercialization rights for AZSTARYS in greater China to Shanghai Ark Biopharmaceutical Ltd. The FDA has also approved APADAZ®, an immediate-release combination product containing benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, for the short-term (no more than 14 days) management of acute pain severe enough to require opioid analgesic and for which alternative treatments are inadequate. In October 2018, we entered into a collaboration and license agreement, or the APADAZ License Agreement, with KVK-Tech, Inc., or KVK, under which we granted to KVK the exclusive license to manufacture and commercialize APADAZ in the U.S.

Our primary mission is to deliver life-changing treatments to people with rare conditions, their families, and caregivers who desperately need better options.  This mission guides our efforts to expand our pipeline through both internal development and through our business development activities to collaborate, partner, and potentially acquire additional assets. We intend to target assets that will allow us to leverage the expertise and infrastructure that we have successfully built in order to mitigate risk and enhance our probability of success. In addition, we are considering external opportunities within neurology and neurodegenerative diseases, psychiatric disorders, and other rare diseases, along with adjacent or related therapeutic categories.  We are seeking assets that are undergoing Phase 2 clinical trials or Phase 3 clinical trials, subject to our specific evaluation criteria, that we can in-license or acquire.  If we are successful, expanding our development pipeline could be accretive to our value proposition by potentially adding new clinical data catalysts and have the potential to create incremental long-term value for stockholders.  In addition, we believe that a multi-channel development program with several product candidates addressing various rare disease indications will diversify risk and potentially create an impactful portfolio of commercial-stage products in the future.

For example, in May 2022, we, through our newly formed wholly-owned subsidiary, Zevra Denmark A/S (formerly known as KemPharm Denmark A/S prior to February 21, 2023), or Zevra DK, entered into an Asset Purchase Agreement, or the Arimoclomol Purchase Agreement, with Orphazyme A/S in restructuring, a Danish public limited liability company, or Orphazyme. The transactions agreed to under the Arimoclomol Purchase Agreement closed on May 31, 2022. Under the terms of the Arimoclomol Purchase Agreement, Zevra DK purchased all of the assets and operations of Orphazyme related to arimoclomol and settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million. In addition, Zevra DK agreed to assume an estimated reserve liability of $5.2 million related to revenue generated from Orphazyme’s Early Access Program in France, or the Arimoclomol EAP.

Our most advanced product candidate, arimoclomol, is being developed for the treatment of NPC, a lysosomal storage disease, or LSD. NPC is a rare neurodegenerative disease characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 live births. We estimate that approximately 1,500 individuals have been diagnosed, of which approximately 300 are in the United States and approximately 1,200 are in Europe. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options could increase awareness of the disease and assist in identifying more cases. Therapies to treat NPC are desperately needed, and for this reason, arimoclomol is currently being made available to NPC patients in the United States, France, Germany, and other European Union countries under various early access programs, or EAPs.

On September 16, 2020, the previous sponsor of the arimoclomol program, Orphazyme, submitted a new drug application, or NDA, seeking approval for arimoclomol to treat NPC. In June 2021, the FDA issued a complete response letter, or CRL, which means the FDA determined that it could not approve the NDA in its present form. Our aim is to prepare and resubmit an NDA that presents meaningful evidence of safety and efficacy of arimoclomol for its intended use. To that end, we are continuing to work diligently to characterize the substantial data generated since the CRL, including the recently completed four-year open-label safety trial which was recently presented at the 19th WorldSymposiumTM in February 2023. Results from this analysis, based on up to four years of continuous treatment, suggested that arimoclomol may reduce the long-term progression of NPC. Upon fulfilling the randomized double-blinded portion of the Phase 2/3 clinical trial, both placebo- and arimoclomol-treated patients were given the option to continue into the four-year (48 month) open-label-extension, or OLE, phase of the study with arimoclomol treatment provided in addition to their current standard of care. Progression of NPC disease through the DB and OLE phases was assessed utilizing the five-domain NPC Clinical Severity Scale (5DNPCCSS) and compared with an estimated progression calculated from the combination of untreated patients from the NPC-001 observational trial and placebo patients from the NPC-002 Phase 2/3 trial. We are also investigating correlations between relevant 5DNPCCSS domains and corresponding Scale for the Assessment and Rating of Ataxia, or SARA, test items to potentially provide further supportive evidence for 5DNPCCSS validity as a tool for evaluating NPC progression. The SARA test evaluates impairment related to cerebellar ataxia, which was a secondary endpoint in the Phase 2/3 clinical trial of arimoclomol in NPC (NPC progression based on the 5DNPCCSS was the primary endpoint).  Based on a comparative analysis of both measurements, it was determined that individual 5DNPCCSS domains and relevant performance-based SARA test items showed strong associations and alignment between the two instruments for all analysis methods used. These results provided further support that the evaluated 5DNPCCSS domains are appropriately standardized to allow for reliable and reproducible scoring of disease severity in NPC. We plan to include these data as part of the updated NDA for arimoclomol, which is expected to resubmitted to the FDA as early as the third quarter of 2023.

We also intend to advance our pipeline of prodrug product candidates for the treatment of IH and other CNS/rare diseases, and we reported top-line data from a Phase 1 proof-of-concept study of SDX in the fourth quarter of 2021 and final data for the Phase 1 proof-of-concept study of SDX in the first quarter of 2022. The proof-of-concept study was a dose-escalation study to evaluate the pharmacokinetics, pharmacodynamic stimulant effects, and safety of single oral doses of SDX in subjects with a history of high-dose stimulant use. In the trial, 240 mg and 360 mg doses of SDX were observed to be well-tolerated and produced d-MPH exposure that appeared to increase proportionally with dose. Mean d-MPH plasma concentrations showed a gradual increase after SDX administration, reaching a broad peak from eight to twelve hours post-dose, followed by a shallow decline thereafter. Increased wakefulness, alertness, hypervigilance, and insomnia effects were reported by study participants, which we believe suggests that SDX produced targeted pharmacodynamic effects that have the potential to benefit patients with IH and other sleep disorders. On November 18, 2022, we announced that the FDA has granted the Orphan Drug Designation to SDX for the treatment of IH.

In January 2022, we announced that we have selected KP1077 for the treatment of IH and narcolepsy as our lead clinical development candidate. KP1077 utilizes SDX, our prodrug of d-MPH, as its active pharmaceutical ingredient. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN®, a commonly prescribed CNS stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial, which showed the potential for higher dose formulations of SDX to be safe and well tolerated while avoiding the potential for greater cardiovascular safety risk compared to immediate-release and long-acting formulations of Ritalin. Based on the data, we have identified initial dosing strengths for the planned Phase 2 clinical trial of KP1077 which we believe have the potential to be well-tolerated while providing higher overall exposures to d-MPH compared to other methylphenidate products that are often used off-label as a treatment for IH. In addition, on December 21, 2022, we announced the initiation of a Phase 2 clinical trial evaluating KP1077. The Phase 2 clinical trial is a double-blind, placebo-controlled, randomized-withdrawal, dose-optimizing, multi-center study evaluating the efficacy and safety of KP1077 for the treatment of IH. We expect to enroll approximately 48 adult patients with IH in more than 30 centers in the United States. Part 1 of the trial will consist of a five-week open-label titration phase during which patients will be optimized to one of four doses of SDX (80, 160, 240, or 320 mg/day). Part 2 of the trial will entail a two-week randomized, double-blind, withdrawal phase, during which two-thirds of the trial participants will continue to receive their optimized dose while the remaining one-third will receive placebo. Participants will be further assigned into two evenly divided cohorts. The first cohort will receive a single daily dose just before bedtime, and the second cohort will receive half the daily dose shortly after awakening and half the daily dose prior to bedtime. Interim efficacy and safety data for the Phase 2 trial is expected as early as the third quarter of 2023. We anticipate that we will submit the IND for KP1077 for the treatment of narcolepsy as early as the second quarter of 2023, and subsequently begin a trial in narcolepsy soon after interim data from the Phase 2 IH clinical trial is available.

In May 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary active pharmaceutical ingredient, or API, in AZSTARYS, was classified as a Schedule IV controlled substance by the DEA. AZSTARYS is classified as a Schedule II controlled substance as its formulation includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively.

Our Proprietary Ligand Activated Therapy Platform Technology

We employ our proprietary Ligand Activated Therapy, or LAT® , platform technology to discover and develop prodrugs that are new molecules that may potentially improve one or more of the attributes of approved drugs, such as enhanced bioavailability, extended duration of action, increased safety and reduced susceptibility to abuse. A prodrug is a precursor chemical compound of a drug that is inactive or less than fully active, which is then converted in the body to the active form of the drug through a normal metabolic process. Where possible, we seek, to develop prodrugs that will be eligible for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FFDCA, otherwise known as a 505(b)(2) NDA, which allows us to submit an NDA that relies on the FDA’s previous findings of safety and effectiveness for one or more approved products, if we demonstrate such reliance is scientifically appropriate.

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

A selection of our product candidates and approved products are summarized in the table below:

Selected Zevra Partnered and Other Development Assets

Parent Drug (Effect Profile) - Indication	Product Candidate	Development Status	Next Milestone(s)
Arimoclomol (ER) - NPC	Arimoclomol	NDA Preparation	NDA Submission - as early as Q3 2023
Methylphenidate (ER) - IH	KP1077H*	Clinical - Phase 2	Pivotal Phase 2 Trial ongoing - interim results as early as Q3 2023
Methylphenidate (ER) - Narcolepsy Types I and II	KP1077N*	Clinical - Phase 1/2	IND filing as early as Q2 2023
Methylphenidate (ER) - SUD	KP879	Clinical - Phase 2	Awaiting results of NIH grant application
Methylphenidate (ER) - ADHD	AZSTARYS	FDA Approved/Partnered	Tracking TRx's
Hydrocodone / APAP (IR) - Pain	APADAZ	FDA Approved/Partnered	Tracking Payor Contracts and TRx's

*

This product candidate is subject to a right of first negotiation upon completion of a Phase 1 proof-of-concept study in favor of Commave under the terms of the AZSTARYS License Agreement, but is not currently licensed to Commave, thereunder.

These anticipated milestones are based on information currently available to us. Our current plans and expectations are subject to a number of uncertainties, risks and other important factors that could materially impact our plans, including risks which are not solely within our control. See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Arimoclomol

Arimoclomol is an orally-delivered, first-in-class investigational product candidate being developed as a treatment for NPC. NPC is a rare neurodegenerative disease characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 live births. Based on these incidence rates, the number of NPC patients in the United States, France, Germany, and other European Union countries is estimated to be approximately 1,800 individuals. Of these, we estimate that approximately 1,500 individuals have been diagnosed, of which approximately 300 are in the United States and approximately 1,200 are in Europe. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options could increase awareness of the disease and assist in identifying more cases. Therapies to treat NPC are desperately needed, and for this reason, arimoclomol is currently being made available to NPC patients in the United States, France, Germany, and other European Union countries under various early access programs, or EAPs.

On September 16, 2020, the previous sponsor of the arimoclomol program, Orphazyme, submitted an NDA seeking approval of arimoclomol for the treatment of NPC. In June 2021, the FDA issued a CRL, which means the FDA determined that it could not approve the NDA in its present form. Our aim is to prepare and resubmit an NDA that presents meaningful evidence of safety and efficacy of arimoclomol for its intended use. To that end, we are continuing to work diligently to characterize the substantial data generated since the CRL, including the recently completed four-year open-label safety trial. We expect to resubmit the arimoclomol NDA to the FDA as early as the third quarter of 2023.

Arimoclomol has received Orphan Drug Designation from the FDA for the treatment of NPC and orphan medicinal product designation from the European Medicines Agency for the treatment of NPC, as well as Fast-Track Designation, Breakthrough Therapy Designation, and Rare Pediatric Disease Designation from the FDA, each for the treatment of NPC.

KP1077

KP1077 is based on SDX and is our lead prodrug product candidate in development for the treatment of IH, an underserved indication. IH is a rare neurological sleep disorder affecting approximately 37,000 patients in the United States. The cardinal feature of IH is excessive daytime sleepiness, or EDS, characterized by daytime lapses into sleep, or an irrepressible need to sleep that persists even with adequate or prolonged nighttime sleep.  Additionally, those with IH have extreme difficulty waking, otherwise known as “sleep inertia,” suffer from severe and debilitating brain fog, and may fall asleep unintentionally or at inappropriate times, also known as narcolepsy. These symptoms often further lead to reported memory problems, difficulty maintaining focus, and depression. In the fourth quarter of 2022, we initiated a Phase 2 clinical trial in the U.S. investigating KP1077 as a treatment for IH. Interim safety and efficacy data are expected in the third quarter of 2023 and top-line data are expected by year end 2023. We plan to use our learnings from the ongoing Phase 2 trial to design Phase 3 clinical studies of SDX, the sole pharmaceutical agent in KP1077, in IH and narcolepsy with or without cataplexy. We intend to submit an IND for KP1077 for the treatment of narcolepsy as early as the second quarter of 2023, and subsequently begin a trial in narcolepsy soon after interim data from the Phase 2 IH clinical trial is available.

There is currently only one approved product for the treatment of IH, XYWAV®, developed by Jazz Pharmaceuticals. A second product, WAKIX®, developed by Harmony Biosciences and originally approved for the treatment of EDS or cataplexy in adult patients with narcolepsy, is planned to be studied in a Phase 3 trial with IH patients. Prescribers also utilize narcolepsy medications and various stimulant products “off-label” to treat IH symptoms, with methylphenidate, a Schedule IV controlled substance, being one of the most commonly used stimulants for treating IH. While each of these medications can help to address certain IH symptoms, there are also potential shortcomings, including dosing inconvenience, serious adverse events, such as elevated blood pressure and heart rate, and significant drug-to-drug interactions, or DDIs, including with medications used to manage contraception and depression.  In addition, patients have indicated that the effectiveness of their current medication was poor.

Narcolepsy is a rare, chronic, debilitating neurologic disorder of sleep-wake state instability that impacts up to 200,000 Americans and is primarily characterized by EDS and cataplexy (sudden loss of muscle tone while a person is awake) along with other manifestations of rapid eye movement, or REM, sleep dysregulation, which intrude into wakefulness. In most patients, narcolepsy is caused by the loss of hypocretin, a neuropeptide in the brain that supports sleep-wake state stability. Typical symptom onset occurs in adolescence or young adulthood, but it can take up to a decade to be properly diagnosed. Although there are several approved medications for narcolepsy, we believe a treatment option based on SDX, our proprietary prodrug of d-MPH, with superior exposure/duration characteristics and low abuse potential may be beneficial.

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

KP879

KP879 is based on SDX and is our product candidate in development for the treatment of stimulant use disorder, or SUD, including, for example, abuse or misuse of cocaine, methamphetamine and prescription stimulants. Currently there are no approved drugs in the United States for SUD. We submitted an IND to the FDA for KP879 in December 2020. In January 2021, the FDA completed its review of the KP879 IND, concluding that we may proceed with its planned clinical investigation of the product candidate. We initiated the clinical program in October 2021, reported top-line data from a Phase 1 proof-of-concept study for KP879 in the fourth quarter of 2021 and final data from the Phase 1 proof-of-concept study for KP879 in the first quarter of 2022.

In the second quarter of 2022, we conducted a second Phase 1 trial to evaluate the cardiovascular safety of KP879 compared to immediate-release Ritalin and Ritalin LA in healthy volunteers, and reported top-line data in the third quarter of 2022. In this study, the doses of SDX evaluated were observed to be well-tolerated. d-MPH was observed to have been released as designed and in a manner which we believe to be well-suited for further study in patients with SUD but also in patients with sleep disorders characterized with EDS (see KP1077 above).

In January 2023, we submitted a grant proposal to the National Institute of Drug Abuse (NIDA) for a Phase 1 study in cocaine-dependent volunteers to evaluate the safety of concomitant administration of KP879 and cocaine, in preparation of a Phase 3 trial thereafter. If the grant is approved, a Phase 1 study is planned to be conducted subsequently.

AZSTARYS

Overview

AZSTARYS contains dexmethylphenidate and our prodrug, SDX. On March 2, 2021, the FDA approved the NDA for AZSTARYS in patients age six years and older. In May 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary API in AZSTARYS, was classified as a Schedule IV controlled substance by the DEA. AZSTARYS is classified as a Schedule II controlled substance as its formulation includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively.

In September 2019, we entered into the AZSTARYS License Agreement with Commave. Under the AZSTARYS License Agreement, we granted to Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX for the treatment of ADHD. Commave has tasked Corium with leading all commercialization activities for AZSTARYS in the United States under the AZSTARYS License Agreement. Corium commercially launched AZSTARYS in the United States during the third quarter of 2021.

Pursuant to the AZSTARYS License Agreement, Commave agreed to pay up to $63.0 million in milestone payments upon the occurrence of specified regulatory milestones related to the AZSTARYS, including FDA approval and specified conditions with respect to the final approval label. In addition, Corium agreed to make additional payments upon the achievement of specified U.S. sales milestones of up to $420 million in the aggregate. Further, Commave will pay us quarterly, tiered royalty payments based on a percentage of net sales on a product-by-product basis. Corium also agreed to be responsible for and reimburse us for all of development, commercialization and regulatory expenses for any products or product candidates containing SDX, subject to certain limitations as set forth in the AZSTARYS License Agreement, including consultation fees to be paid to us for services provided to Corium in performing such activities.

In April 2021, we entered into the AZSTARYS Amendment. Pursuant to the AZSTARYS Amendment, we and Corium agreed to modify the compensation terms of the AZSTARYS License Agreement. Corium paid us $10.0 million in connection with the entry into the AZSTARYS Amendment as a result of the FDA approval of AZSTARYS in the United States. Corium also paid us $10.0 million following the receipt of the scheduling determination of the compound SDX by the DEA, which occurred on May 7, 2021. In addition, the AZSTARYS Amendment increased the total remaining future regulatory and sales milestone payments related to AZSTARYS up to an aggregate of $590.0 million.

The AZSTARYS License Agreement will continue on a product-by-product basis (i) until expiration of the royalty term for the applicable product candidate in the United States and (ii) perpetually for all other countries.

APADAZ

Overview

APADAZ is approved by the FDA for the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. APADAZ is an IR combination of our prodrug, benzhydrocodone, and acetaminophen, or APAP. APADAZ contains benzhydrocodone, a Schedule II controlled substance. Benzhydrocodone was developed with our proprietary LAT platform technology.

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

As of December 31, 2022, we have been granted and maintain 62 active patents within the United States, and an additional 241 active foreign patents covering our selected prodrugs and product candidates. The terms of the 62 issued U.S. patents extend to various dates ranging, for example, between 2029 and 2040. The term of our overall domestic and foreign patent portfolio related to our selected prodrugs and product candidates, including patent term adjustments but excluding possible patent term extensions, extend to various dates ranging, for example, between 2029 and 2042, if pending patent applications in each of our patent families issue as patents. As of December 31, 2022, we had 19 pending patent applications under active prosecution in the United States, and an additional 117 pending foreign patent applications potentially covering our selected prodrugs and product candidates. Our issued and granted patents provide protection in jurisdictions that include the United States, Australia, Canada, Chile, China, European Countries, Hong Kong, India, Indonesia, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Philippines, Romania, Russia, Singapore, South Africa, South Korea, and Vietnam.

We have received composition-of-matter patents and also additionally filed composition-of-matter and method of treatment patent applications related to the AZSTARYS families in the United States and in Argentina, Australia, Brazil, Canada, Chile, China, Egypt, Hong Kong, European Countries, India, Israel, Indonesia, Japan, South Korea, Kazakhstan, Mexico, Malaysia, New Zealand, Philippines, Russia, Singapore, South Africa, Thailand, Ukraine, and Vietnam. We anticipate filing additional patent applications for our prodrugs and product candidates.

Since 2013, the United States Patent and Trademark Office, or the USPTO, has issued 14 composition-of-matter or method of treatment patents covering benzhydrocodone, which will expire, after utilizing all appropriate patent term adjustments but excluding possible patent term extensions, no earlier than 2030. Further, there are granted or recently allowed compositions-of-matter patents covering benzhydrocodone in Australia, Canada, Chile, China, Israel, Mexico, South Africa, and South Korea. Patent applications covering benzhydrocodone were pending as of December 31, 2022, in Thailand and Vietnam.

We have additionally received method of use and method of treatment patents, and have filed related patent applications, related to the arimoclomol families (pursuant to the recent acquisition of Orphazyme) in various jurisdictions, including the United States, European countries, Israel, Japan, South Korea, Canada, China, Brazil, Russia and Turkey, with anticipated patent expiration date of 2029, excluding any potential patent term adjustments or extensions. We anticipate filing additional patent applications related to the arimoclomol families.

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

Commercialization

In March 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Corium is leading the commercialization of AZSTARYS per the AZSTARYS License Agreement. Corium commercially launched AZSTARYS in the United States during the third quarter of 2021.

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

With the exception of AZSTARYS and APADAZ, commercialization activities for our product candidates in active development have not yet begun. It is our intention to build a small, nimble commercial team which will be able to fully service the patients and prescribers within the rare disease indications for which we are successful in gaining approval for our product candidates.  However, if our product candidates have large potential market opportunities that would require significant marketing resources, we may conclude that the most appropriate approach to their commercialization, if they receive regulatory approval, will involve forming a commercial collaboration or strategic relationship similar to those we have entered into with Corium and KVK, or consummating some type of strategic transaction, with a larger pharmaceutical or other marketing organization. As we get closer to potential approval of our product candidates which are not currently subject to the AZSTARYS License Agreement, we will work to identify and implement the commercialization strategies that we conclude are the most desirable with regard to the specific product candidates.

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

While there are currently no approved products for the treatment of NPC in the U.S., if approved, we expect the most direct competitor with respect to arimoclomol to be ZAVESCA (miglustat), which was originally developed by Actelion Pharmaceuticals and is now owned by Johnson & Johnson. Miglustat is available as a generic product in several countries, including the U.S., where it is currently approved for the treatment of another LSD, Gaucher disease. Miglustat is currently approved for the treatment of NPC in Europe, Canada, Australia, New Zealand, and several countries in Asia and South America where it is marketed as ZAVESCA, and marketed as BRAZAVES in Japan.

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

AZSTARYS competes against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Janssen’s CONCERTA, Supernus' QUELBREE, Tris Pharma’s QUILLIVANT XR and QUILLICHEW ER, Novartis’ RITALIN, FOCALIN and FOCALIN XR, UCB’s METADATE CD, Noven’s DAYTRANA, Neos Therapeutics’ CONTEMPLA XR-ODT, Ironshore Pharmaceuticals, Inc.’s JORNAY PM and Adlon Therapeutics’ ADHANSIA XR, in addition to multiple other branded and generic methylphenidate products. In addition, AZSTARYS will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

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

Manufacturing

Our manufacturing strategy is to rely on contract manufacturers to produce our product candidates for clinical trials and, if approved, drug product for commercial sale. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We have contracted with a third-party manufacturer to supply arimoclomol, and to supply SDX, which is the primary API for KP1077 and KP879, to be used in our non-clinical, clinical and formulation development programs necessary to support an NDA submission. We expect to contract with third-party manufacturers for the manufacture of all API supply needs outside the United States if and when we receive approval from regulatory authorities outside the United States.

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

Once the FDA’s review of the application is complete, the FDA will issue either a CRL or approval letter. A CRL indicates that the review cycle of the application is complete, and the application cannot be approved in its current form. A CRL will describe all of the deficiencies that the FDA has identified in the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification.  Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than 200,000 individuals in the U.S. and when there is no reasonable expectation that the cost of developing and making available the drug in the U.S. will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

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

Other Healthcare Regulatory Frameworks

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

Data Privacy and Security Laws

We may be subject to data privacy and security laws, regulations, and standards by foreign, federal, state and local governments that govern the collection, use, access to, confidentiality and security of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2032 with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our products or additional pricing pressures.

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

Employees

As of December 31, 2022, we employed 36 employees, 32 of which were full-time employees.

Corporate Information

We were incorporated under the laws of the State of Iowa in October 2006 and were reincorporated under the laws of the State of Delaware in May 2014. We changed our name from KemPharm, Inc. to Zevra Therapeutics, Inc. effective as of February 21, 2023.

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

Risks Related to the Development of Our Product Candidates

If commercialization of our approved products, or any of our product candidates, if approved, are not successful, or we experience significant delays in commercialization, our business will be harmed.

We currently generate minimal commercial revenue from the sale of our approved products and we may never be able to successfully commercialize a product candidate. We cannot guarantee that we, Corium, or any other collaborators will be able to successfully develop, manufacture or commercialize our approved products, or product candidates, if approved, or that we will ever receive any future payments under the AZSTARYS License Agreement or the APADAZ License Agreement.

We have invested substantially all of our internal discovery and development efforts and much of our financial resources in the development of our proprietary LAT ® platform technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from our approved products and any of our product candidates, if approved, will depend heavily on their successful development and eventual commercialization. The success of our approved products and any of our product candidates will depend on several factors, including:

●	successful completion of preclinical studies and requisite clinical trials;

●	successful completion and achievement of endpoints in our clinical trials;

●	demonstration that the risks involved with our approved products and any of our product candidates are outweighed by the benefits;

●

successful development of our manufacturing processes for our approved products and for any of our product candidates, including entering into and maintaining arrangements with third-party manufacturers;

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

●

obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our approved products and any of our product candidates and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including cGMPs;

●	launching commercial sales of our approved products, and any of our product candidates, if and when approved, whether alone or in collaboration with Corium or others;

●	acceptance of our approved products and any of our product candidates, if approved, by patients, the medical community and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement; and

●	maintaining a continued acceptable safety and efficacy profile of any of our products following approval.

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays, we could experience an inability to successfully commercialize any of our approved products or product candidates, if approved, or we could experience an inability to successfully commercialize any of our product candidates approved for marketing in the future, if any, which would harm our business.

Our research and development activities are focused on discovering and developing proprietary prodrugs, and we are taking an innovative approach to discovering and developing prodrugs, which may never lead to marketable prodrug products.

A key element of our strategy is to use our proprietary LAT platform technology to build a pipeline of prodrugs and progress product candidates based on these prodrugs through clinical development for the treatment of a variety of diseases and conditions. The scientific discoveries that form the basis for our efforts to discover and develop prodrugs are relatively new. As our scientific efforts are primarily focused on discovering novel prodrugs with new molecular structures, the evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although our research and development efforts to date have resulted in a pipeline of prodrug product candidates, we may not be able to develop those product candidates into prodrugs that are bioequivalent, safe and/or effective or that offer commercially significant improvements over already approved drugs. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, for reasons including being shown to have harmful side effects, a lack of efficacy, or other characteristics that indicate that they are unlikely to be prodrugs that will receive marketing approval and achieve market acceptance. If our approved products are not successfully commercialized and we do not successfully develop and commercialize any of our product candidates based upon our proprietary LAT platform technology, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

In response to the COVID-19 pandemic, the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspection delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our approved products and certain of our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA and other regulatory agencies.

Our approved products and certain of our product candidates are regulated as controlled substances, which are subject to state, federal, and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation, and distribution.  Among other things, controlled substances are regulated under the federal Controlled Substances Act of 1970, or CSA, and regulations of the DEA. Before we can commercialize any of our products or product candidates, if approved, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. The DEA determined APADAZ and AZSTARYS to be Schedule II controlled substances. In addition, the DEA scheduled SDX as a Schedule IV substance. We expect that most of our product candidates, including KP879 and KP1077, if approved, will also be regulated as “controlled substances” by the DEA, which subjects AZSTARYS, APADAZ and these product candidates to additional restrictions regarding their manufacture, shipment, storage, sale and use, depending on the scheduling of the active ingredients, and may limit the commercial potential of our products and any of our product candidates, if approved.

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

Social issues around the abuse of opioids and stimulants, including law enforcement concerns over diversion and regulatory efforts to combat abuse, could decrease the potential market for our approved products or any of our other applicable product candidates.

Media stories regarding prescription drug abuse and the diversion of opioids, stimulants and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids and stimulants. Such efforts may inhibit the ability to commercialize our approved products or any of our other applicable product candidates. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of hydrocodone or other opioid drugs and stimulants, the limitations of abuse-deterrent formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, sales, marketing, distribution or storage of our products could harm our reputation. Such negative publicity could reduce the potential size of the market for our approved products or any of our other applicable product candidates and decrease the revenue we are able to generate from their sale, if approved. Similarly, to the extent prescription drug abuse becomes a less prevalent or less urgent public health issue, regulators and third-party payors may not be willing to pay a premium for formulations with improved attributes of opioids or stimulants.

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for our approved products and any of our other applicable product candidates. For example, in April 2014, the FDA approved class-wide labeling changes to the indications for use of all approved ER/LA opioids, so that ER/LA opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. These changes have reduced the number of prescriptions for opioids written by physicians and negatively impact the potential market for APADAZ or our other applicable product candidates. The FDA also held a public meeting in October 2014, on the development and regulation of abuse-deterrent formulations of opioid medications. Further, the Centers for Disease Control and Prevention previously issued draft guidelines for the prescribing of opioids for chronic pain, providing recommendations for primary care providers prescribing opioids for chronic pain on when to initiate or continue opioids, opioid selection and discontinuation, and the assessment of the risk and addressing harms of opioid use, among other areas. It is possible that FDA, or other regulatory bodies, will announce new regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for our approved products or any of our other applicable product candidates.

If the Arimoclomol EAP is terminated prior to commercialization of arimoclomol, if approved, it will have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

Arimoclomol is currently available to NPC patients in the United States France, Germany, and other European Union countries through the Arimoclomol EAP. The EAP is expected to remain in place until arimoclomol becomes commercially available in each of the current EAP markets. If the Arimoclomol EAP is terminated prior to commercialization of arimoclomol, it will have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

.

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

We have historically had significant negative net operating cash flows since inception. For the year ended December 31, 2022, net cash used in operations was ($18.7) million. While for the year ended December 31, 2021, we had net cash provided by operations of $10.4 million. We have financed our operations through December 31, 2022 with funds raised in private placements of redeemable convertible preferred stock, the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the AZSTARYS License Agreement, sales of arimoclomol under the Arimoclomol EAP, and the Corium Consulting Agreement.

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

In addition, we cannot predict what the long-term effects of the COVID-19 pandemic or a future public health crisis and the resulting economic disruptions may have on our liquidity and results of operations. The extent of a future public health crisis on our liquidity and results of operations will depend on a number of future developments, including the duration, spread and intensity of such crisis, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. A future public health crisis may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates. A portion of our projected revenue is based upon the achievement of milestones in the AZSTARYS License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic or a future public health crisis may have on our ability to achieve these milestones. If the pandemic continues to be a severe worldwide crisis, or a future public health crisis prevails, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, our approved products or any of our product candidates, if approved, may not achieve commercial success. Our commercial revenue will be derived from sales of prodrug products. We cannot guarantee that Corium will be able to successfully commercialize AZSTARYS to any certain level, or any of the product candidates subject to the AZSTARYS License Agreement, even if approved, or that we will ever receive any additional payments under the AZSTARYS License Agreement from the commercial sales of AZSTARYS or any future payments under the AZSTARYS License Agreement, or that KVK will be able to successfully commercialize APADAZ, or that we will receive any future payments under the APADAZ License Agreement from commercial sales of APADAZ. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of those securities or debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We may need additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts or cease operations altogether.

We expect that our only sources of revenues will be through payments arising from our license agreements with Corium, the Arimoclomol EAP, or through the Corium Consulting Agreement or other potential consulting arrangements and any other future arrangements related to one of our other product candidates. We cannot guarantee that we will be able to generate sufficient proceeds from the AZSTARYS License Agreement, the Arimoclomol EAP, Corium Consulting Agreement or other consulting arrangements, or be successful in completing other transactions, that will fully fund our operating expenses. Further, the recent economic uncertainty, may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Our future capital requirements will depend on many factors, including:

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

●	the commercial revenue received from commercial sales of our approved products, or any of our product candidates subject to the terms of the AZSTARYS License Agreement, or sales of our product candidates for which we receive marketing approval in the future, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of our approved products, or any of our product candidates, from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which our approved products, or any our product candidates are assigned;

●	the success of our partner, Corium, in commercializing AZSTARYS;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

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

We do not have any manufacturing facilities. We procure the bulk drug substances for our approved products and product candidates from sole-source, third-party manufacturers and the partnered products and product candidates that utilize these moieties as the API used in our clinical trials from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our product candidates, as well as for commercial manufacture of our approved products, or any of our product candidates should such candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of benzhydrocodone, SDX, other bulk drug substances or our partnered product or product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

The facilities used by our contract manufacturers to manufacture our approved products, and any of our product candidates are subject to review by the FDA pursuant to inspections that will be conducted after we submit our marketing application to the FDA, and such inspections could result in findings that lead to failure to obtain FDA approval of such marketing applications.

We do not, other than through our contractual arrangements, control the manufacturing process of our approved products, or any of our other product candidates, and we are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we will not be able to secure and maintain regulatory approval of our marketing applications for the use of their manufacturing facilities for our products. In addition, other than through our contractual agreements, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, or a comparable foreign regulatory authority, does not approve these facilities for the manufacturing of our approved products, or any of our other product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our approved products, or any of our other product candidates, if approved.

Further, for our approved products and any of our product candidates, if approved, our suppliers will be subject to regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our approved products or any of our product candidates, if approved, and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another supplier that meets all regulatory requirements, as well as market disruption related to any necessary recalls or other corrective actions.

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

There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for our approved products or product candidates bulk drug substance. If our current contract manufacturer for our approved products or product candidates bulk drug substance cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement. Any performance failure or significant delay could negatively affect our business, results of operations and financial condition.

We have entered into collaborations with Commave, to develop, manufacture and commercialize AZSTARYS worldwide, and KVK, for the commercialization of APADAZ in the United States. In addition, we may seek collaborations with third parties for the development or commercialization of APADAZ or our other product candidates, or in other territories. If those collaborations are not successful, we may not be able to capitalize on the market potential of AZSTARYS, APADAZ, or any of our other product candidates, if approved.

We entered into the AZSTARYS License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize AZSTARYS. Corium was tasked by Commave to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement. We cannot guarantee that the AZSTARYS License Agreement will be successful or that we will receive any future payments under the AZSTARYS License Agreement. For instance, Commave has the option to terminate the AZSTARYS License Agreement, in its entirety or on a product-by-product and country-by-country basis, at their convenience either (i) prior to the first regulatory approval of a product upon sixty days prior written notice or (ii) subsequent to the first regulatory approval of a product upon one hundred twenty days prior written notice. Further, even if Commave does not terminate the AZSTARYS License Agreement, we cannot guarantee that we will receive any additional milestone or royalty payments under the AZSTARYS License Agreement. In addition, under the AZSTARYS License Agreement, we have limited control over the amount and timing of resources that Corium will dedicate to the development, manufacturing or commercialization of AZSTARYS, and we may not always agree with Corium’s efforts. Our ability to generate revenue under the AZSTARYS License Agreement will depend, in part, on Corium’s ability to successfully perform the functions assigned to it under the AZSTARYS License Agreement.

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

We may also seek additional third-party collaborators for the commercialization of APADAZ or for the development or commercialization of any of our other product candidates, which are not subject to the AZSTARYS License Agreement, or those that are subject to the AZSTARYS License Agreement, but the option is not exercised by Commave. In such cases, our likely collaborators would include large and mid-size pharmaceutical companies, regional, national and international pharmaceutical companies and biotechnology companies. If we do enter into any such collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our approved products or any of our other product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Our collaborations with Commave and KVK, or combined, the Collaborators, pose the following risks to us:

●	the Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	the Collaborators may not perform their obligations as expected;

●

the Collaborators may not pursue commercialization of AZSTARYS, any of our product candidates covered under the AZSTARYS License Agreement, if approved, or APADAZ, or may elect not to continue or renew commercialization programs based on post-approval clinical trial results, changes in a Collaborator's strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	the Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with AZSTARYS, any of our other products covered under the AZSTARYS License Agreement, or APADAZ, as applicable, if the Collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●

AZSTARYS, any of our other products covered under the AZSTARYS License Agreement, if approved, and APADAZ may be viewed by the Collaborators as competitive with their own product candidates or products, which may cause the Collaborators to cease to devote resources to the commercialization of AZSTARYS, any of our other products covered under the AZSTARYS License Agreement, if approved, or APADAZ;

●

the Collaborators may not commit sufficient resources to the development, marketing and distribution of AZSTARYS, any of our other products covered under the AZSTARYS License Agreement, and APADAZ, as applicable;

●

disagreements with the Collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the development or commercialization of AZSTARYS, or any of our other products covered under the AZSTARYS License Agreement, or APADAZ, as applicable, might lead to additional responsibilities for us with respect to AZSTARYS, any of our other products covered under the AZSTARYS License Agreement, or APADAZ, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

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

●

the license agreements may be terminated by the Collaborators under specified circumstances and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of AZSTARYS, any of our other products covered under the AZSTARYS License Agreement, or APADAZ.

If we enter into any future collaborations we will face similar risks with any future collaborators as well.

The AZSTARYS License Agreement, the APADAZ License Agreement, and any other licensing or collaboration agreements we may enter into may not lead to commercialization of AZSTARYS, commercialization of APADAZ, or development of KP1077, KP879 or any of our other product candidates in the most efficient manner or at all. If Corium or KVK or a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations for our product candidates, we may have to alter our development and commercialization plans.

Our prodrug development programs and the potential commercialization of our product candidates, if approved, will require substantial additional capital. For our product candidates, which are not subject to the terms of the AZSTARYS License Agreement or the APADAZ License Agreement, we may need to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We are party to a termination agreement with Aquestive Therapeutics, or Aquestive, that may limit the value of any sale, license or commercialization of AZSTARYS, KP879 or KP1077. Under this termination agreement, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS, KP879 or KP1077, and any product candidates which contain SDX, including royalty payments on any license of AZSTARYS, KP879 or KP1077, the sale of AZSTARYS, KP879 or KP1077 to a third party or the commercialization of AZSTARYS, KP879 or KP1077. As part of the AZSTARYS License Agreement, we paid Aquestive a royalty equal to 10% of the regulatory milestone and royalty payments we received in 2021 from AZSTARYS.

We also granted to Commave a right of first refusal to acquire, license or commercialize any additional product candidate which contains SDX and is intended to treat ADHD or any other CNS disorder with such right of first refusal expiring upon the acceptance of a new drug application for such product candidate. We also granted Commave a right of first negotiation and a right of first refusal, subject to specified exceptions, for any assignment of our rights under the AZSTARYS License Agreement. We cannot predict if these obligations will limit the value we may receive from any future sale or license of any additional product candidate.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain trade secret protection or patent protection for our technology, our approved products or our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology, our approved products, or our product candidates, if approved, may be impaired.

Our success depends in large part on our ability to obtain and maintain trade secret protection of our proprietary LAT platform technology as well as patent protection in the United States and other countries with respect to our approved products, and any of our product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product technology and product candidates. As part of the AZSTARYS License Agreement, Commave obtained from us an exclusive, worldwide license to certain patents that cover AZSTARYS. In addition, as part of the APADAZ License Agreement, KVK obtained from us an exclusive license to certain patents that cover APADAZ.

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

Many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees do not use the proprietary information, show-how or know-how of others in their work for us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. For example, in March 2012, we settled litigation regarding similar matters with Shire plc. We may also in the future be subject to claims that we have caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these potential claims.

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

We expect to rely on trademarks as one means to distinguish our product candidates that are approved for marketing from the products of our competitors. We have registered trademarks for LAT andZevra. In addition, we have solicited and applied for trademarks for the Zevra logo and several potential trade names and logos for future product candidates. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

We have only a limited sales and marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to enter into collaborations with one or more parties or establish our own sales and marketing organization. While we entered into the AZSTARYS License Agreement to establish a collaboration for the commercialization of AZSTARYS and any of our product candidates which are subject to such agreement, and we entered into the APADAZ License Agreement to establish a collaboration for the commercialization of APADAZ, we may not choose to enter into a collaboration for any future approved product. Should we decide to establish our own sales, marketing and distribution capabilities, we would encounter a number of risks. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we decide not to or are unable to establish our own sales, marketing and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates in the future, or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including Corium and KVK, and any of them may fail to devote the necessary resources and attention to sell and market our approved products, or any of our product candidates, if approved, effectively. Further, we may be liable for conduct of third parties, including Corium and KVK, acting on our behalf, including failure to comply with legal requirements applicable to sales and marketing of our product or product candidates, if approved. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our approved products, or any of our product candidates, if approved.

Our approved products, or any of our product candidates that may receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Our approved products, or any of our product candidates that may receive marketing approval, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our approved products, or any of our product candidates, if approved for commercial sale, do not achieve an adequate level of market acceptance, they may not generate significant product revenue and we may not become profitable. For instance, under the APADAZ License Agreement, we are entitled to milestone and royalty payments only if APADAZ sales in the United States are above specified levels. If APADAZ does not achieve an adequate level of market acceptance, it is unlikely that sales will satisfy these thresholds and we may not be entitled to any payments under the APADAZ License Agreement. Additionally, the commercialization strategy under the APADAZ License Agreement is novel and untested, and, even if successful we expect that the pricing for any sales of APADAZ will be at or near the prices of currently available generic equivalent drugs. Accordingly, we expect that APADAZ will need to achieve broad market acceptance in order for this strategy to be successful. The degree of market acceptance of our approved products, or any of our product candidates if approved for commercial sale, will depend on a number of factors, including:

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

●

the steps that prescribers and dispensers must take, since our approved products are, and we expect that most of our product candidates are likely going to be considered controlled substances, as well as the perceived risks based upon their controlled substance status;

●	the ability to manufacture our product in sufficient quantities and yields;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement or willingness of patients to pay out of pocket in the absence of third-party coverage;

●	the prevalence and severity of any side effects;

●	any potential unfavorable publicity;

●	any restrictions on the use, sale or distribution of our approved products or any of our product candidates, including through REMS; and

●	any restrictions on the use of our prodrug products together with other medications.

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

Currently, there are no approved drugs in the United States for the treatment of NPC. We consider our most direct competitor with respect to arimoclomol to be Zavesca (miglustat), which was originally developed by Actelion Pharmaceuticals and is now owned by Johnson & Johnson. Miglustat is currently approved for the treatment of NPC in Europe, Canada, Australia, New Zealand, and several countries in Asia and South America as Zavesca and in Japan as Brazaves.

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

AZSTARYS currently competes against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include Janssen’s CONCERTA, Supernus' QUELBREE, Tris Pharma’s QUILLIVANT XR and QUILLICHEW ER, Novartis’ RITALIN, FOCALIN and FOCALIN XR, UCB’s METADATE CD, Noven’s DAYTRANA, Neos Therapeutics’ CONTEMPLA XR-ODT, Ironshore Pharmaceuticals, Inc.’s JORNAY PM and Adlon Therapeutics’ ADHANSIA XR, in addition to multiple other branded and generic methylphenidate products. In addition, AZSTARYS will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in or which may enter into clinical development.

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

Even if we or our collaborators are able to commercialize our approved products, or any of our product candidates, if approved, they may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies.

The successful commercialization of our approved products, and any of our product candidates for which marketing approval is obtained will depend, in part, on the extent to which coverage and adequate reimbursement for AZSTARYS, APADAZ, or any of our product candidates for which marketing approval is obtained, will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and managed care plans and other third-party payors. Government authorities and other third-party payors decide which medical products they will pay for and establish reimbursement levels, including co-payments. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, our approved products, or any of our product candidates for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our prodrug products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Moreover, the trend has been for government and commercial health plans and their pharmacy benefit managers to commoditize drug products through therapeutic equivalence determinations, making formulary decisions based on cost. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize our approved products, or commercialize any of our product candidates for which marketing approval is obtained.

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

There can be no assurance that our approved products, or any of our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect the ability to sell our approved products, or our ability to sell any of any of our product candidates profitably if they are approved for sale.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our approved products, or any of our product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as our approved products, and any of our product candidates that may be approved in the future, are commercialized. This includes the risk that our products may be misused. For example, our approved products do, and we anticipate that any of our product candidates we may choose to develop in the future, if approved, may carry, a boxed warning regarding lethality if our oral tablets or capsules are prepared for injection and hepatotoxicity, as is commonly done by abusers of opioids. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities on behalf of ourselves. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our approved products, and any of our product candidates that we may develop;

●	injury to our reputation and significant negative media attention;

●	termination of clinical trial sites or entire trial programs;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	significant costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards paid to trial participants or patients;

●	product recalls, withdrawals or labeling revisions and marketing or promotional restrictions;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to successfully commercialize any of our approved products, or any of our product candidates that might be approved in the future.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

Failure to obtain marketing approval in international jurisdictions would prevent our approved products, and any of our other product candidates from being marketed abroad.

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

A variety of risks associated with marketing our approved products and any of our product candidates, if approved, internationally, could affect our business.

We may seek regulatory approval for our approved products and any of our product candidates, if approved, outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

Our approved products are, and any of our product candidates for which we obtain marketing approval will remain subject to significant post-marketing regulatory requirements and oversight.

Our approved products are, and any of our product candidates for which we obtain marketing approval could be, subject to significant post-marketing regulatory requirements and oversight, including the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product, significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and burdensome post-approval study or risk management requirements.

For example, we are required to conduct pediatric studies related to AZSTARYS to evaluate its safety and effectiveness for the claimed indication in pediatric patients. Under the AZSTARYS License Agreement, Corium will be responsible for these regulatory activities going forward, and we cannot guarantee they will be complied with. In addition, we are required to conduct pediatric studies related to APADAZ to evaluate its safety and effectiveness for the claimed indication in pediatric patients. Under the APADAZ License Agreement, KVK will be responsible for these regulatory activities going forward, and we cannot guarantee they will be complied with.

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

Our approved products are, and if marketing approval of any of our product candidates is granted, such product candidates may be, subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. For example, in September 2018, the FDA approved the Opioid Analgesic REMS for ER/LA and IR opioids as one strategy among multiple national and state efforts to reduce the risk of abuse, misuse, addiction, overdose, and deaths due to prescription opioid analgesics. APADAZ is subject to this REMS, and we anticipate that any of our other opioid product candidates that we may choose to develop in the future, if approved by the FDA, are likely to also be subject to a REMS requirement. In addition, the FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of our product candidates and increase the cost to commercialize our approved products, and any of our product candidates that may be approved in the future and affect the prices thereof.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect the ability to profitably sell our approved products and our ability to profitably sell any of our product candidates for which we obtain marketing approval.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug's average manufacturer price, beginning January 1, 2024.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Despite the implementation of security measures, our information technology systems and data, and those of our CROs and other third parties on which we rely, are vulnerable to system failure, interruption, compromise, attack or damage from several sources, such as data corruption; breakdown; malicious human acts; malware (such as ransomware); malicious code (such as computer viruses or worms); fraudulent activity; employee misconduct, theft or error; denial-of-service attacks; public health epidemics (such as the COVID-19 pandemic); cyber-attacks by sophisticated nation-state and nation-state supported actors; natural disasters; terrorism; war (such as the current situation with Ukraine and Russia); and telecommunication and electrical failures. Our recovery systems (and those of third parties upon whom we rely) are similarly vulnerable. Any of these events could lead to the unauthorized access, disclosure and use of proprietary, confidential, or otherwise non-public information (such as personal information). The techniques used by criminal actors to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. Attacks upon information technology systems are also increasing in their levels of persistence and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, and the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may also experience security breaches that may remain undetected for an extended period. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual and potential vulnerabilities. Due to the nature of some of these threats, we may be unable to anticipate threats, and there is a risk that a threat may remain undetected for a period of time. The costs of maintaining or upgrading our cyber-security systems at the level commercially reasonable to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause harm to our business, financial condition and results of operations.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if we, our service providers, partners, or other relevant third parties experience any such incident that results in any data loss, deletion or destruction, unauthorized access to, loss of, acquisition or disclosure of, exposure or disclosure of sensitive information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, it may result in a material adverse impact, including without limitation, fines, damages, litigation, enforcement actions, loss of trade secrets, a material disruption of our drug development programs, or other harm to our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. Additionally, applicable data protection laws, privacy policies and data protection obligations (such as contractual obligations) may require us to notify relevant stakeholders of security breaches, including affected individuals, customers and regulators. Such disclosures are costly, and the disclosure or the failure to comply with such requirements, could lead to material adverse impacts, including without limitation, negative publicity, a loss of confidence in our products or operations or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, the California Consumer Privacy Act of 2018, or CCPA, became effective on January 1, 2020. The CCPA gives California residents individual privacy rights, including the right to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action and statutory damages for data breaches that has increased the likelihood of, and risks associated with, class action data breach litigation. Although there are limited exemptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action and establish a new California Privacy Protection Agency to implement and enforce the new law. Similar laws have passed in Virginia, Colorado, Connecticut, and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Foreign data protection laws, such as the GDPR and member state data protection laws, may also apply to health-related and other personal data that we process, including personal data relating to clinical trial participants. European data protection laws impose strict obligations on the ability to process health-related and other personal data of data subjects in Europe, including standards relating to the privacy and security of personal data. For example, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union and the United States remains uncertain. A decision by the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the European Union/EEA to the United States by invalidating the EU-U.S. Privacy Shield Framework, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK data protection.regime, which imposes separate but similar obligations to those under the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.  As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Richard W. Pascoe, our chief executive officer, R. LaDuane Clifton, CPA, our chief financial officer, Sven Guenther, Ph.D., our chief scientific officer, Christal Mickle, M.A., our chief product development officer, Joshua Schafer, our chief commercial officer and executive vice president, business development, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $176.00 per share (adjusted to give effect to the 1-for-16 reverse stock split), our stock price has ranged from a low of $1.94 to a high of $418.40 through March 1, 2023. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

The warrant held by OTA LLC, or the OTA Warrant, includes an exercise price protection provision, pursuant to which the exercise price of the OTA Warrant will be adjusted downward on a broad-based weighted-average basis if we issue or sell any shares of common stock, convertible securities, warrants or options at a sale or exercise price per share less than the greater of (i) $38.34 per share, which represents the OTA Warrant’s exercise price, or (ii) the closing sale price of our common stock on the last trading date immediately prior to such issuance or, in the case of a firm commitment underwritten offering, on the date of execution of the underwriting agreement between us and the underwriters for such offering. Additionally, if we effect an “at the market offering”, as defined in Rule 415 of the Securities Act, of our common stock, the exercise price of the OTA Warrant will be adjusted downward pursuant to this anti-dilution adjustment only if such sales are made at a price less than $38.34 per share, provided that this anti-dilution adjustment will not apply to certain specified sales.

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

For instance, in January 2021, we issued and sold 6,765,463 shares of our common stock, pre-funded warrants to purchase 926,844 shares of our common stock and warrants to purchase 7,692,307 shares of our common stock in the Public Offering (as defined herein). Also in January 2021, the underwriter exercised its over-allotment option, in part, for warrants to purchase 754,035 shares of our common stock. Further, in February 2021, the underwriter again exercised its over-allotment option, in part, to purchase 374,035 shares of our common stock.

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

Pursuant to our equity incentive plan, we may grant equity awards and issue additional shares of our common stock to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under this plan will be subject to automatic annual increases in accordance with the terms of the plans. In January 2023, our Board approved the 2023 Employment Inducement Award Plan, or the 2023 Plan, under which we may grant equity awards to certain new employees. The maximum number of shares of common stock to be issued under the 2023 Plan is 1,500,000. To the extent that new options are granted and exercised, or we issue additional shares of common stock in the future, either through the 2021 ESPP, Equity Distribution Agreement, 2023 Plan, or through other means, our stockholders may experience additional dilution, which could cause our stock price to fall.

The accounting method for the OTA Warrant and certain other warrants issued could have a material effect on our reported financial results.

The OTA Warrant and certain other warrants we issued contain embedded derivatives, which require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our results of operations.

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

We cannot guarantee that any share repurchase program will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of our stock prices and could diminish our cash reserves.

On December 20, 2021, we initiated a share repurchase program, or the Share Repurchase Program, pursuant to which we may repurchase up to $50 million of shares of our common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the AZSTARYS License Agreement, and potentially other sources of non-dilutive capital that may become available to the Company. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. As of December 31, 2022, we had repurchased 909,953 shares of our common stock for approximately $7.5 million under the Share Repurchase Program. Our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock.

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

In addition, the provisions of our termination agreement with Aquestive may delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then Aquestive will be entitled to a royalty equal to 10% of the price being paid to us and our stockholders in such transaction which is attributable to the value of AZSTARYS, KP879 or KP1077.

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

We could be negatively affected as a result of a proxy contest and the actions of activist stockholders.

On January 26, 2023, our board of directors received notice from a stockholder of his intention to nominate three nominees to stand for election to our board of directors at our 2023 annual meeting of stockholder and to submit a proposal at the annual meeting. A proxy contest with respect to election of our directors, or other activist stockholder activities, could adversely affect our business because: (1) responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees; (2) perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (3) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

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

As of December 31, 2022, we had federal net operating loss carryforwards of approximately $236.0 million, due to prior period losses, $138.1 million of which, if not utilized, will begin to expire in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. These federal net operating loss carryforwards are fully reserved under a valuation allowance in the consolidated balance sheet as of December 31, 2022. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may have already experienced an ownership change, or may experience ownership changes in the future, as a result of shifts in our stock ownership, including as a result of the conversion of our outstanding convertible debt or as a result of changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations. As of December 31, 2022, we maintain a full valuation allowance over our deferred tax assets for financial reporting purposes.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic earnings, if any. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. In addition, the recent Inflation Reduction Act enacted in the United States introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. Furthermore, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

If we fail to maintain proper and effective internal control, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. For our fiscal year ended December 31, 2022, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting on an annual basis. This requires that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

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

Global economic uncertainty and other global economic or political and regulatory developments could have a material adverse effect on our business, cash flows, financial condition and/or prospects. Growth in the global pharmaceutical market has become increasingly tied to (i) global economic growth as an economic downturn may, for example as a result of the COVID-19 pandemic's paralyzing effects on economic activities, reduce the amount of funding for the pharmaceutical sector as a whole or certain diseases targeted by us and (ii) political conditions, tension and uncertainty which could, for instance, impact the regulations applicable to us. Uncertain political and geopolitical conditions currently exist in various parts of the world, such as the ongoing conflict between Russia and Ukraine. As a result, the United States and other governments have announced certain sanctions against Russia. The conflict in Ukraine and any retaliatory measures taken by the United States and other governments could threaten global security and result in further regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business. In addition, the full effects of the United Kingdom’s exit from the European Union in January 2020 are impossible to predict but may result in significant market volatility and dislocation, and adversely affect the United Kingdom, European and global economy.

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2022, we have leased approximately 17,000 square feet of headquarters office space in Celebration, Florida, comprised of two contiguous office suites, under a non-cancelable lease agreement that expires in August 2025 and February 2026, respectively. One such office suite, which is approximately 6,300 square feet and has an expiration date of February 2026, is subleased to a third party. We have the right to extend the term of the lease for two successive five-year terms upon expiration. In addition, we occupy leased laboratory space in Coralville, Iowa and Blacksburg, Virginia and leased office space in Chapel Hill, North Carolina and Denmark. We believe that our facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. We believe there is no litigation pending that would reasonably be expected to, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Richard W. Pascoe	59	Chief Executive Officer and Director
Travis C. Mickle, Ph.D.	50	President and Director(1)
Sven Guenther, Ph.D.	51	Chief Scientific Officer
R. LaDuane Clifton, CPA	50	Chief Financial Officer, Secretary and Treasurer
Joshua Schafer	52	Chief Commercial Officer and Executive Vice President of Business Development
Christal M.M. Mickle, M.A.	44	Chief Product Development Officer
Non-Employee Directors
Tamara A. Favorito	64	Director
Matthew R. Plooster	41	Director
Joseph B. Saluri	56	Director
David S. Tierney, M.D.	59	Director
Christopher Posner	53	Director
(1) On January 6, 2023, Travis C. Mickle, Ph.D. resigned as a Class I director and as president of the Company, in each case effective as of the date of the Company's annual meeting of stockholders in 2023.

Executive Officers

Richard W. Pascoe

Richard W. Pascoe has served as a director of our Company since January 2014 and our Company’s Chief Executive Officer since January 2023. He served as our Company’s executive chairman from November 2021 to January 2023. From January 2019 to November 2021, Mr. Pascoe served as the president and chief executive officer and on the board of directors of Histogen Inc., a biologics company. From March 2013 to January 2019, Mr. Pascoe was the chief executive officer and director of Apricus Biosciences. From August 2008 to March 2013, Mr. Pascoe was the president and chief executive officer and a director of Pernix Sleep, Inc. (formerly known as Somaxon Pharmaceuticals, Inc.), a specialty pharmaceutical company. Prior to Pernix, from 2005 to 2008, Mr. Pascoe worked for ARIAD Pharmaceuticals, Inc., a specialty pharmaceutical company, where he was most recently senior vice president and chief operating officer. Mr. Pascoe also serves as a director of Seelos Therapeutics, Inc, a specialty pharmaceutical company. Mr. Pascoe received his B.S. degree from the United States Military Academy at West Point. Our Board believes that Mr. Pascoe’s experience as a chief executive officer at multiple public biotechnology and pharmaceutical companies provides him with the qualifications and skills to serve as a director of our Company. Mr. Pascoe has deep experience in drug development and public company management and leadership, which provides invaluable insight to the Board on long-term strategic planning and execution.

Travis C. Mickle, Ph.D.

Travis C. Mickle, Ph.D. is a co-founder of our Company, the Company’s President and has served as a member of our Board since our inception in 2006.  He previously served as chairman of our Board from November 2014 to November 2021. Dr. Mickle has served as our president since 2006, as our chief scientific officer from 2006 to October 2010, and as our chief executive officer from October 2010 to January 2023. Prior to founding our Company, Dr. Mickle spent five years with New River Pharmaceuticals, a specialty pharmaceutical company, where he was a senior research scientist from 2001 to 2002, the director of chemistry from 2002 to 2003 and the director of drug discovery and CMC from 2003 to 2005. Dr. Mickle received his Ph.D. degree from the University of Iowa and his B.A. degree from Simpson College. Our Board believes that Dr. Mickle’s leadership of our company since its inception, knowledge of our company as founder and experience with pharmaceutical companies provides him with the qualifications and skills to serve as a director of our company. On January 6, 2023, Dr. Mickle resigned as a Class I director and as President effective as of the date of the Annual Meeting and thereafter, Dr. Mickle intends to continue to support the Company as a consultant.

Sven Guenther, Ph.D.

Sven Guenther, Ph.D. has served as our Chief Scientific Officer since January 2023.  Dr. Guenther was one of the first members of Zevra, joined our Company as our group leader of research in 2007, and served as our Executive Vice President, Research and Development, from May 2014 to January 2023. In this role, he was a key contributor to the strategy and execution of all of Zevra’s early discovery work, as well as, the development and approval of three NDAs. As Chief Scientific Officer, he continues to lead Zevra’s research team and play a central role in the advancement of the Company’s pipeline. Dr. Guenther previously served as a Research Scientist for New River Pharmaceuticals, where he was part of the development team for Vyvanse®. He earned his Ph.D. from the University of Iowa and is listed as an inventor on numerous patents, as well as an author of several research papers.

R. LaDuane Clifton, CPA

R. LaDuane Clifton, CPA, has served as our Chief Financial Officer since June 2015 and as our secretary and treasurer since February 2016. Previously, Mr. Clifton served as our vice president of finance and corporate controller from April 2015 to June 2015. Prior to joining our company, Mr. Clifton served in a variety of positions with The LGL Group, Inc., a publicly held producer of industrial and commercial products and services, from August 2009 to February 2015, including chief financial officer, secretary and treasurer from December 2012 to February 2015, chief accounting officer and secretary from March 2010 to December 2012, and corporate controller from August 2009 to March 2010. From August 2008 to August 2009, Mr. Clifton served as the chief financial officer of a21, Inc., a publicly held holding company with businesses in stock photography and the online retail and manufacturer of framed art, and as its corporate controller from March 2007 to August 2008. Mr. Clifton served in a variety of finance and medical cost analysis roles with Aetna, Inc., a publicly held provider of healthcare benefits, from August 1991 to August 2004. Mr. Clifton was an auditor with KPMG, LLP from August 2004 to March 2007. Mr. Clifton received his B.B.A. and M.B.A. degrees from the University of North Florida and is a certified public accountant in the state of Florida.

Joshua Schafer

Joshua Schafer has served as our Chief Commercial Officer and Executive Vice President since January 2023.  Mr. Schafer brings to Zevra over 25 years of pharmaceutical commercial, new product development and merger and acquisition (“M&A”) experience. Mr. Schafer previously served as Senior Vice President and General Manager of the Autoimmune and Rare Disease business at Mallinckrodt Pharmaceuticals from December 2020 to November 2022. Prior to that at Mallinckrodt Pharmaceuticals, he served as Chief Strategy and Business Officer from September 2019 to December 2020 and Senior Vice President of Business Development and General Manager from January 2018 to September 2019. Prior to Mallinckrodt, Mr. Schafer served as Vice President and Oncology Therapeutic Area Head, Global Marketing and Strategy at Astellas Pharmaceuticals, where he was responsible for building the company's global oncology franchise, and also held senior roles at Takeda Pharmaceuticals, Accenture (formerly Anderson Consulting), G. D. Searle & Co. (later acquired by Pfizer) and Cognia Corporation. During his professional career, he has successfully led over $16 billion in aggregate M&A transactions. Mr. Schafer currently serves as a board member of Pharnext SA and Shuttle Pharmaceuticals. He received his B.A. in Biology and German at the University of Notre Dame, and both an M.S. in Biotechnology and an M.B.A. from Northwestern University.

Christal M.M. Mickle, M.A.

Christal M.M. Mickle, M.A. has served as our Chief Product Development Officer since January 2023.  Ms. Mickle, who co-founded and has held a variety of positions at Zevra, most recently served as Senior Vice President, Operations and Product Development from June 2022 to January 2023. In this role, she managed the development of each of  Zevra's products through strategic collaborations across the various drug development disciplines including clinical, regulatory, nonclinical, and manufacturing, enabling efficient use of funds and the ability to meet timelines and milestones. From January 2018 through June 2022, Ms. Mickle served as Zevra's Vice President, Product Development and Operations. Before founding Zevra in 2006, Ms. Mickle started her career as a Research Associate for New River Pharmaceuticals, preparing compounds in ADHD, pain, and thyroid dysfunctions for further study. Throughout her more than 20 years in the pharmaceutical industry, Ms. Mickle has been involved in early discovery as a medicinal chemist, starting and helping build a pharmaceutical company, and interacting with the FDA. In addition, her efforts managing a team of talented scientists has led to the approval of three NDAs. Ms. Mickle received her M.A. degree in Medicinal Chemistry from the University of Virginia and her B.A. and B.S. degrees in Chemistry and Biochemistry, respectively, from Virginia Polytechnic Institute and State University. She is also listed as an inventor on several patents.

Directors

Tamara A. Favorito (formerly Tamara A. Seymour)

Tamara A. Favorito has served as a director of our Company since August 2021. Ms. Favorito has more than 30 years of life sciences industry experience including 20 years as a chief financial officer. She currently serves as a board member and audit committee chair of Artelo Biosciences, Inc. and Kintara Therapeutics, Inc., both publicly-traded clinical-development stage companies. Ms. Favorito served on the board of directors of Beacon Discovery, Inc. from 2018 until their acquisition in March 2021. Ms. Favorito was interim CFO of Immunic, Inc., a publicly-traded clinical-stage drug development company in 2019. She served as CFO of Signal Genetics, Inc. (now Viridian Therapeutics, Inc.), a publicly-traded molecular diagnostics company, from 2014 to 2017, HemaQuest Pharmaceuticals, Inc., a venture-backed clinical-stage drug development company, from 2010 to 2014 and Favrille, Inc. (now MMR Global, Inc.), a publicly-traded clinical-stage drug development company, from 2001 to 2009. Earlier in her career, she spent eight years in public accounting with Deloitte & Touche LLP and PricewaterhouseCoopers LLP. Ms. Favorito is a Certified Public Accountant (inactive). She received an MBA, emphasis in Finance, from Georgia State University, and a BBA, emphasis in Accounting, from Valdosta State University. Our Board believes that Ms. Favorito's deep experience in corporate management, finance and life science as chief financial officer of multiple public companies provides her with the qualifications and skills to serve as a director of our Company. Her extensive experience includes leading multiple private and public financings and M&A transactions as well as leading the finance, investor relations, human resources, administration and managed care functions.

Matthew R. Plooster

Matthew R. Plooster has served as a director of our Company since March 2011 and the Chairman of our Board since January 2023. Mr. Plooster co-founded Bridgepoint Investment Banking, a division of Bridgepoint Holdings, LLC and Bridgepoint Holdings NE, LLC, where he has served as Managing Director since March 2012. Previously, Mr. Plooster worked as an investment banker at DeWaay Investment Banking from October 2010 to March 2012, Morgan Stanley from August 2009 to November 2009 and Deutsche Bank from 2004 to July 2009. Mr. Plooster received his Certificate in Business Excellence from Columbia Business School and his B.A. degree from the University of Chicago. Our Board believes that Mr. Plooster’s experience as an investor in and transaction experience with healthcare companies provides him with the qualifications and skills to serve as a director of our Company. Mr. Plooster has deep experience and expertise in capital raising, capital allocation, strategy and mergers and acquisitions.

Joseph B. Saluri

Joseph B. Saluri has served as a director of our Company since January 2014. Since August 2018, Mr. Saluri has served as the chief executive officer and chairman of the board of BlueAllele, LLC, a start-up biotechnology company located in Oakdale, Minnesota. Mr. Saluri previously served as general counsel and executive vice president for Calyxt, Inc. from June 2017 to March 2018. Prior to his employment with Calyxt, Inc., Mr. Saluri served as general counsel for Stine Seed Company and its affiliates from July 1999 to March 2017.  Mr. Saluri practiced as an attorney and solicitor at law with Nicholas Critelli Associates, PC, in Des Moines, Iowa and London, England from June 1993 to June 1999. Mr. Saluri served as a director of Newlink Genetics Corporation, a public biopharmaceutical company from May 2010 to July 2017. Mr. Saluri received his J.D. degree from Drake University Law School and his B.S.B.A. degree from Drake University Law School and his B.S.B.A. degree from Drake University. Our Board believes that Mr. Saluri’s extensive legal background and experience in corporate management, governance, finance and investor relations provides him with the qualifications and skills to serve as a director of our Company.

David S. Tierney, M.D.

David S. Tierney, M.D. has served as a director of our Company since March 2015. Since December 2020, Dr. Tierney has served as president and chief executive officer of Aramis Biosciences, a clinical-stage immuno‑ophthalmology biopharmaceutical company. From February 2020 until December 2020, Dr. Tierney served as chief executive officer of Pharma Two B, Ltd., a privately held company developing innovative therapeutics based on previously approved drugs for Parkinson disease. From September 2019 until January 2020, Dr. Tierney served as president and chief executive officer of BiopharmX, a dermatology drug development company. From March 2014 until March 2018, Dr. Tierney was president and chief executive officer of Icon Bioscience, Inc., a privately held ophthalmology company, which was merged into Psivida, Inc to form Eyepoint Pharmaceuticals. From January 2013 until March 2014, Dr. Tierney was a venture partner at Signet Healthcare Partners, a New York City based life science private equity fund. Dr. Tierney served as president and chief operating officer and as a member of the board of directors of Oceana Therapeutics, Inc., a private specialty pharmaceutical company, from its organization in 2008 through its sale to Salix Pharmaceuticals, Ltd. in December 2011. Dr. Tierney served as the president and chief executive officer and as a member of the board of directors of Valera Pharmaceuticals, Inc., a specialty pharmaceutical company, between August 2000 and April 2007, when Valera completed a merger with lndevus Pharmaceuticals, Inc. From January 2000 to August 2000, Dr. Tierney served as president of Biovail Technologies, a division of Biovail Corporation, a Canadian drug delivery company. From March 1997 to January 2000, Dr. Tierney was senior vice president of drug development at Roberts Pharmaceutical Corporation and from December 1989 to March 1997, Dr. Tierney was employed by Elan Corporation, a pharmaceutical company, in a variety of management positions. Dr. Tierney is also currently a director of Catalyst Pharmaceuticals, Inc. and previously served as a director of BioPharmX from 2019 to 2020. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine. Our Board believes that Dr. Tierney's extensive experience as chief executive officer at multiple pharmaceutical companies provide him with the qualifications and skills to serve as a director of our Company. Combined with his background in drug development and his medical and scientific expertise, Dr. Tierney’s experience brings impactful perspectives to the Board.

Christopher A. Posner

Christopher A. Posner has served as a director of our Company since November 2022.  Mr. Posner has served as the President and Chief Executive Officer of Cara Therapeutics, Inc. since November 2021 and has served as a member of its board since August 2018. He has broad experience in commercial and marketing operations and product management at both large and specialty pharmaceutical companies, where he has focused on products for autoimmune, inflammatory and pain conditions, including XELJANZ® and ENBREL®. From July 2017 to October 2021, he served as the Chief Executive Officer of LEO Pharma, Inc. US, a subsidiary of LEO Pharma A/S, a global healthcare company specializing in dermatology and critical care, including such conditions as psoriasis and atopic dermatitis. Prior to joining LEO, he was the head of worldwide commercial operations at R-Pharma-US, LLC, a specialty pharmaceutical company focused on oncology and chronic immune disorders, from 2014 until 2017. Previously, Mr. Posner held a variety of senior management positions in commercial and marketing operations at Bristol-Myers Squibb Company, Pfizer Inc., Wyeth Pharmaceuticals, Inc. and Endo International plc. Mr. Posner holds an M.B.A. from Fuqua School of Business, Duke University and a B.A. in Economics from Villanova University. Our Board believes that Mr. Posner’s extensive experience in global pharmaceutical management, sales and products provides him with the qualifications and skills to serve as a director of our Company. His deep experience in commercial and marketing operations and product management provides a critical perspective to the Board as the Company executes on its diverse product portfolio.

 PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Listing

On March 1, 2023, our common stock began trading on The Nasdaq Global Select Market under the ticker symbol "ZVRA". Prior to that, on October 19, 2021, our common stock began trading on The Nasdaq Global Select Market under the ticker symbol "KMPH". Prior to that date, our common stock was listed on the Nasdaq Capital Market under the ticker symbol "KMPH".

Holders of our Common Stock

As of December 31, 2022, there were approximately 98 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

Overview

We are a rare disease company melding science, data and patient need to create transformational therapies for diseases with limited or no treatment options.  With unique, data-driven clinical, regulatory, and commercialization strategies, we are overcoming complex drug development challenges to bring much-needed therapies to patients.  We have a diverse portfolio of products and product candidates, which includes a combination of both a clinical stage pipeline and commercial stage assets. The Company’s pipeline includes arimoclomol, an orally-delivered, first in-class investigational product candidate being developed for Niemann-Pick disease Type C, or NPC, which has been granted orphan drug designation, Fast-Track designation, Breakthrough Therapy designation and rare pediatric disease designation for the treatment of NPC by the U.S. Food and Drug Administration, or FDA, and orphan medicinal product designation for the treatment of NPC by the European Medicines Agency, or EMA.  KP1077 is our lead clinical development product candidate which is being developed as a treatment for idiopathic hypersomnia, or IH, a rare neurological sleep disorder, and narcolepsy. KP1077 is comprised solely of serdexmethylphenidate, or SDX, our proprietary prodrug of d-methylphenidate, or d-MPH.  The FDA has granted KP1077 orphan drug designation for the treatment of IH, and the U.S. Drug Enforcement Agency, or DEA, has classified SDX as a Schedule IV controlled substance based on evidence suggesting SDX has a lower potential for abuse when compared to d-MPH, a Schedule II controlled substance.

We have specialized expertise and a track record of success in advancing promising therapies that face complex clinical and regulatory challenges with an approach that balances science and data with patient need.  The FDA has approved AZSTARYS®, formerly referred to as KP415, a once-daily treatment for attention deficit hyperactivity disorder, or ADHD, in patients age six years and older containing our prodrug, SDX, and d-MPH. In September 2019, we entered into a collaboration and license agreement, or the AZSTARYS License Agreement, with Commave Therapeutics S.A. (formerly known as Boston Pharmaceutical S.A.), or Commave, an affiliate of Gurnet Point Capital, L.P. Under the AZSTARYS License Agreement, we granted to Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX and used to treat ADHD or any other CNS disease. Commave has tasked Corium, Inc., or Corium, an affiliate of Gurnet Point Capital, L.P., to lead all commercialization activities for AZSTARYS in the U.S. under the AZSTARYS License Agreement. Corium commercially launched AZSTARYS in the U.S. during the third quarter of 2021. In December 2021, Commave sublicensed commercialization rights for AZSTARYS in greater China to Shanghai Ark Biopharmaceutical Ltd. The FDA has also approved APADAZ®, an immediate-release combination product containing benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, for the short-term (no more than 14 days) management of acute pain severe enough to require opioid analgesic and for which alternative treatments are inadequate. In October 2018, we entered into a collaboration and license agreement , or the APADAZ License Agreement, with KVK-Tech, Inc., or KVK, under which we granted to KVK the exclusive license to manufacture and commercialize APADAZ in the U.S.

Our primary mission is to deliver life-changing treatments to people with rare conditions, their families, and caregivers who desperately need better options.  This mission guides our efforts to expand our pipeline through both internal development and through our business development activities to collaborate, partner, and potentially acquire additional assets. We intend to target assets that will allow us to leverage the expertise and infrastructure that we have successfully built in order to mitigate risk and enhance our probability of success. In addition, we are considering external opportunities within neurology and neurodegenerative diseases, psychiatric disorders, and other rare diseases, along with adjacent or related therapeutic categories. We are seeking assets that are undergoing Phase 2 clinical trials or Phase 3 clinical trials, subject to our specific evaluation criteria, that we can in-license or acquire. If we are successful, expanding our development pipeline could be accretive to our value proposition by potentially adding new clinical data catalysts and have the potential to create incremental long-term value for stockholders. In addition, we believe that a multi-channel development program with several product candidates addressing various CNS/rare disease indications will diversify risk and potentially create an impactful portfolio of commercial-stage products in the future.

For example, in May 2022, we, through our newly formed wholly-owned subsidiary, Zevra Denmark A/S (formerly known as KemPharm Denmark A/S prior to February 21, 2023, or Zevra DK, entered into an Asset Purchase Agreement, or the Arimoclomol Purchase Agreement, with Orphazyme A/S in restructuring, a Danish public limited liability company, or Orphazyme. The transactions agreed to under the Arimoclomol Purchase Agreement closed on May 31, 2022. Under the terms of the Arimoclomol Purchase Agreement, Zevra DK purchased all of the assets and operations of Orphazyme related to arimoclomol and settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million. In addition, Zevra DK agreed to assume an estimated reserve liability of $5.2 million related to revenue generated from Orphazyme’s Early Access Program in France, or the Arimoclomol EAP.

Our most advanced product candidate, arimoclomol, is being developed for the treatment of NPC, a lysosomal storage disease, or LSD. NPC is a rare neurodegenerative disease characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 live births. We estimate that approximately 1,500 individuals have been diagnosed, of which approximately 300 are in the United States and approximately 1,200 are in Europe. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options could increase awareness of the disease and assist in identifying more cases. Therapies to treat NPC are desperately needed, and for this reason, arimoclomol is currently being made available to NPC patients in the United States, France, Germany, and other European Union countries under various early access programs, or EAPs.

On September 16, 2020, the previous sponsor of the arimoclomol program, Orphazyme, submitted a new drug application, or NDA, seeking approval for arimoclomol to treat NPC. In June 2021, the FDA issued a complete response letter, or CRL, which means the FDA determined that it could not approve the NDA in its present form. Our aim is to prepare and resubmit an NDA that presents meaningful evidence of safety and efficacy of arimoclomol for its intended use. To that end, we are continuing to work diligently to characterize the substantial data generated since the CRL, including the recently completed four-year open-label safety trial which was recently presented at the 19th WorldSymposiumTM in February 2023. Results from this analysis, based on up to four years of continuous treatment, suggest that arimoclomol may reduce the long-term progression of NPC. Upon fulfilling the randomized double-blinded portion of the phase 2/3 clinical trial, both placebo- and arimoclomol-treated patients were given the option to continue into the four-year (48 month) open-label-extension, or OLE, phase of the study with arimoclomol treatment provided in addition to their current standard of care. Progression of NPC disease through the DB and OLE phases was assessed utilizing the five-domain NPC Clinical Severity Scale (5DNPCCSS) and compared with an estimated progression calculated from the combination of untreated patients from the NPC-001 observational trial and placebo patients from the NPC-002 Phase 2/3 trial. We are also investigating correlations between relevant 5DNPCCSS domains and corresponding Scale for the Assessment and Rating of Ataxia, or SARA, test items to potentially provide further supportive evidence for 5DNPCCSS validity as a tool for evaluating NPC progression. The SARA test evaluates impairment related to cerebellar ataxia, which was a secondary endpoint in the Phase 2/3 clinical trial of arimoclomol in NPC (NPC progression based on the 5DNPCCSS was the primary endpoint).  Based on a comparative analysis of both measurements, it was determined that individual 5DNPCCSS domains and relevant performance-based SARA test items showed strong associations and alignment between the two instruments for all analysis methods used. These results provide further support that the evaluated 5DNPCCSS domains are appropriately standardized to allow for reliable and reproducible scoring of disease severity in NPC. We plan to include these data as part of the updated NDA for arimoclomol, which is expected to be resubmitted to the FDA as early as the third quarter of 2023.

We also intend to advance our pipeline of prodrug product candidates for the treatment of IH and other CNS/rare diseases, and we reported top-line data from a Phase 1 proof-of-concept study of SDX in the fourth quarter of 2021 and final data for the Phase 1 proof-of-concept study of SDX in the first quarter of 2022. The proof-of-concept study was a dose-escalation study to evaluate the pharmacokinetics, pharmacodynamic stimulant effects, and safety of single oral doses of SDX in subjects with a history of high-dose stimulant use. In the trial, 240 mg and 360 mg doses of SDX were observed to be well-tolerated and produced d-MPH exposure that appeared to increase proportionally with dose. Mean d-MPH plasma concentrations showed a gradual increase after SDX administration, reaching a broad peak from eight to twelve hours post-dose, followed by a shallow decline thereafter. Increased wakefulness, alertness, hypervigilance, and insomnia effects were reported by study participants, which we believe suggests that SDX produced targeted pharmacodynamic effects that have the potential to benefit patients with IH and other sleep disorders. On November 18, 2022, we announced that the FDA has granted the Orphan Drug Designation to SDX for the treatment of IH.

7

In January 2022, we announced that we have selected KP1077 for the treatment of IH and narcolepsy as our lead clinical development candidate. KP1077 utilizes SDX, our prodrug of d-MPH, as its active pharmaceutical ingredient. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN®, a commonly prescribed CNS stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial, which showed the potential for higher dose formulations of SDX to be safe and well tolerated while avoiding the potential for greater cardiovascular safety risk compared to immediate-release and long-acting formulations of Ritalin. Based on the data, we have identified initial dosing strengths for the planned Phase 2 clinical trial of KP1077 which we believe have the potential to be well-tolerated while providing higher overall exposures to d-MPH compared to other methylphenidate products that are often used off-label as a treatment for IH. In addition, on December 21, 2022, we announced the initiation of a Phase 2 clinical trial evaluating KP1077. The Phase 2 clinical trial is a double-blind, placebo-controlled, randomized-withdrawal, dose-optimizing, multi-center study evaluating the efficacy and safety of KP1077 for the treatment of IH. We expect to enroll approximately 48 adult patients with IH in more than 30 centers in the United States. Part 1 of the trial will consist of a five-week open-label titration phase during which patients will be optimized to one of four doses of SDX (80, 160, 240, or 320 mg/day). Part 2 of the trial will entail a two-week randomized, double-blind, withdrawal phase, during which two-thirds of the trial participants will continue to receive their optimized dose while the remaining one-third will receive placebo. Participants will be further assigned into two evenly divided cohorts. The first cohort will receive a single daily dose just before bedtime, and the second cohort will receive half the daily dose shortly after awakening and half the daily dose prior to bedtime. Interim efficacy and safety data for the Phase 2 trial is expected as early as the third quarter of 2023. We anticipate that we will submit the IND for KP1077 for the treatment of narcolepsy as early as the second quarter of 2023, and subsequently begin a trial in narcolepsy soon after interim data from the Phase 2 IH clinical trial is available.

In May 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary active pharmaceutical ingredient, or API, in AZSTARYS, was classified as a Schedule IV controlled substance by the DEA. AZSTARYS is classified as a Schedule II controlled substance as its formulation includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively.

In March 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Commave has licensed the commercial rights for AZSTARYS as provided by the AZSTARYS License Agreement and has tasked Corium with leading all commercialization activities for AZSTARYS in the United States. Corium commercially launched AZSTARYS in the United States during the third quarter of 2021. In December 2021, Commave sublicensed commercialization rights for AZSTARYS in greater China to Shanghai Ark Biopharmaceutical Ltd.

We employ our proprietary Ligand Activated Therapy, or LAT ®, platform technology to discover and develop prodrugs that are new molecules that may potentially improve one or more of the attributes of approved drugs, such as enhanced bioavailability, extended duration of action, increased safety and reduced susceptibility to abuse. A prodrug is a precursor chemical compound of a drug that is inactive or less than fully active, which is then converted in the body to the active form of the drug through a normal metabolic process. Where possible, we seek, to develop prodrugs that will be eligible for approval under Section 505(b)(2) of the FFDCA, otherwise known as a 505(b)(2) NDA, which allows us to submit an NDA that relies on the FDA’s previous findings of safety and effectiveness for one or more approved products, if we demonstrate such reliance is scientifically appropriate.

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

We have historically had minimal positive net cash flows from operations. Our cash flows (used in) provided by operations for the years ended December 31, 2022, and 2021, were $(18.7) million and $10.4 million, respectively. However, the positive net cash flows from operations for the year ended December 31, 2021, were primarily due to an adjustment to reconcile net loss to net cash used in operations of approximately $16.1 million related to a loss on extinguishment of debt during the period.

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

In order to relist our common stock on the Nasdaq Capital Market, our common stock was required to satisfy the initial listing standards of the Nasdaq Capital Market., which included among others, that we have stockholders’ equity of at least $5.0 million, a market value of unrestricted publicly held shares of at least $15.0 million, at least 1.0 million unrestricted publicly held shares, at least 300 unrestricted round lot stockholders, at least three market makers and a bid price of at least $4.00 per share, or, collectively, the Nasdaq Listing Requirements. Accordingly, on December 23, 2020, we effectuated a 1-for-16 reverse stock split of our common stock in order to satisfy the bid price component of the Nasdaq Listing Requirements.

On January 7, 2021, our common stock was approved for listing on the Nasdaq Capital Market. Our common stock began trading on the Nasdaq Capital Market on January 8, 2021, under the ticker symbol “KMPH”.

On October 19, 2021, our common stock was approved for listing on the Nasdaq Global Select Market. Our common stock began trading on the Nasdaq Global Select Market on that date, under the ticker symbol “KMPH”. On March 1, 2023, our common stock began trading on The Nasdaq Global Select Market under the ticker symbol "ZVRA".

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

Each share of Series B-2 convertible preferred stock issued pursuant to the December 2020 Exchange Agreement has a stated value of $1,000 and is convertible into shares of our common stock at any time, subject to specified limits. The shares of Series B-2 convertible preferred stock issued under the December 2020 Exchange Agreement are convertible into an aggregate of 4,842,690 shares of our common stock.

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

Public Offering

On January 8, 2021, we issued and sold 6,765,463 shares of our common stock, pre-funded warrants to purchase 926,844 shares of our common stock and warrants to purchase 7,692,307 shares of our common stock in the Public Offering. In addition, we granted the underwriter for the Public Offering an option to purchase, for a period of 45 days, up to an additional 1,153,846 shares of our common stock and/or warrants to purchase up to an additional 1,153,846 shares of our common stock. On January 8, 2021, the underwriter exercised its over-allotment option, in part, for warrants to purchase 754,035 shares of our common stock. On January 12, 2021, we closed the Public Offering. Further, on February 1, 2021, the underwriter again exercised its over-allotment option, in part, to purchase 374,035 shares of our common stock. On February 3, 2021, we closed the underwriter's partial exercise of its over-allotment option.

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

December 2020 Exchange Agreement Amendment

On January 12, 2021, in connection with the transactions contemplated by the December 2020 Exchange Agreement, we entered into an Amendment to Senior Secured Convertible Notes and Amendment to Warrant, or the January 2021 Amendment, with Deerfield and Deerfield Special Situations Fund, LP, collectively the Deerfield Holders. The January 2021 Amendment modified certain specified terms of (i) the Facility Notes and (ii) the warrant held, issued on June 2, 2014, to, among other things, exclude the transactions contemplated by the December 2020 Exchange Agreement and issuance of securities pursuant to the Underwriting Agreement from the anti-dilution provisions of the Facility Notes and the warrant. Deerfield assigned the warrant, or the OTA Warrant, to OTA LLC, or OTA, in December 2022.

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

Pursuant to the payoff letter, all outstanding indebtedness and obligations owed by us to the Facility Note holders under the Facility Agreement have been paid in full. The Facility Agreement and the notes thereunder

June 2021 Warrant Exercise Inducement Letters and Issuance of Warrants

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

We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement. The Form S-3 was declared effective on July 12, 2021. As of December 31, 2022, no shares have been issued or sold under the Equity Distribution Agreement.

Share Repurchase Program

On December 20, 2021, the Company initiated a share repurchase program, or the Share Repurchase Program, pursuant to which the Company may repurchase up to $50 million of shares of its common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the AZSTARYS License Agreement, and potentially other sources of non-dilutive capital that may become available to the Company. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by the Company is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. As of December 31, 2022, the Company has repurchased 909,953 shares of its common stock for approximately $7.5 million under the Share Repurchase Program.

Third-Party Agreements

AZSTARYS License Agreement

See Part I, Item 1. "Business—AZSTARYS” of this Annual Report on Form 10-K for information regarding the AZSTARYS License Agreement.

APADAZ License Agreement

See Part I, Item 1. “Business—APADAZ” of this Annual Report on Form 10-K for information regarding the APADAZ License Agreement.

Other Third-Party Agreements

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS and any product candidates containing SDX. In connection with the AZSTARYS License Agreement, we paid Aquestive a royalty equal to 10% of the regulatory milestone and royalty payments we received in 2021 from AZSTARYS.

In July 2020, we entered into the Corium Consulting Agreementunder which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we are entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which will be paid in quarterly installments through March 31, 2022. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY. This $2.0 million was earned in the first quarter of 2022. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

Components of our Results of Operations

Revenue

Our commercial revenue is, and will be, primarily derived from sales of our approved products or any of our product candidates for which we obtain regulatory approval, and sales of arimoclomol under the Arimoclomol EAP. We expect that our other sources of revenues will be through payments arising from our license agreements with Corium and KVK, and through any other future arrangements related to one of our product candidates. To date, we have generated revenue from the AZSTARYS License Agreement, sale of arimoclomol under the Arimoclomol EAP, reimbursement of out-of-pocket third-party costs, and the performance of consulting services. We cannot guarantee that either Corium will be able to successfully commercialize AZSTARYS or our product candidates covered under the AZSTARYS License Agreement, or KVK will be able to successfully commercialize APADAZ, or that we will ever receive any payments under the APADAZ License Agreement from commercial sales of APADAZ or any future payments under the APADAZ License Agreement. We also do not know when, if ever, any other product candidate will be commercially available.

Cost of Revenue

The components of our cost of revenue are royalties and expenses directly attributable to revenue. To date, we have generated revenue from the AZSTARYS License Agreement, sales of arimoclomol under the Arimoclomol EAP, reimbursement of out-of-pocket third-party costs and the performance of consulting services. In connection with the AZSTARYS License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment and all regulatory milestone and royalty payments. In addition, we capitalized incremental costs directly attributable to the AZSTARYS License Agreement, these costs are amortized to royalties and contract costs as revenue is recognized.

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

The following table summarizes our research and development costs for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Outsourced development costs directly identified to programs:
Arimoclomol	$2,940	$-
KP1077	5,325	86
KP879	34	1,647
AZSTARYS	111	68
Total outsourced development costs directly identified to programs	8,410	1,801
Research and development costs not directly identified to programs:
Personnel costs including cash compensation, benefits and stock-based compensation	7,709	5,801
Facilities costs	575	525
Other costs	2,920	2,034
Total research and development costs not directly allocated to programs	11,204	8,360
Total research and development expenses	$19,614	$10,161

We anticipate that our research and development expense will fluctuate for the foreseeable future as we continue our efforts to advance the development of our product candidates, subject to the availability of additional funding. In accordance with the AZSTARYS License Agreement, Corium has also agreed to be responsible and reimburse us for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the AZSTARYS License Agreement.

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

Other (Expense) Income

Other (expense) income consists primarily of non-cash costs associated with fair value adjustments to our derivative and warrant liability, amortization of debt issuance costs and debt discount to interest expense and a net loss on extinguishment of debt arising primarily from the debt payoff in the first quarter of 2021. Other (expense) income also includes interest expense incurred on our outstanding borrowings as well as interest and other income consisting primarily of interest earned on investments. These items are unrelated to our core business and thus are recognized as other (expense) income in our consolidated statements of operations.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of refundable state income tax credits and adjustments to those credits. To date, we have not been required to pay U.S. federal or state income taxes or Denmark taxes because we have not generated taxable income. We have received state income tax credits related to our qualified research activities in Iowa and Denmark. These refundable state income tax credits and adjustments to those credits are recognized as income tax expense (benefit) in our consolidated statements of operations, and to the extent the refundable state income tax credits are not collected as of period end, they are recognized as accounts receivable in our consolidated balance sheets.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Period-to
	2022	2021	Period Change
Revenue, net	$10,458	$28,650	$(18,192)
Operating expenses:
Cost of revenue	343	2,059	(1,716)
Research and development	19,614	10,161	9,453
General and administrative	15,343	8,701	6,642
Acquired in-process research and development	17,663	-	17,663
Total operating expenses	52,963	20,921	32,042
(Loss) income from operations	(42,505)	7,729	(50,234)
Other (expense) income:
Loss on extinguishment of debt	-	(16,096)	16,096
Interest expense related to amortization of debt issuance costs and discount	-	(150)	150
Interest expense	(335)	(226)	(109)
Fair value adjustment related to derivative and warrant liability	328	(26)	354
Fair value adjustment related to investments	(577)	(13)	(564)
Interest and other income, net	760	261	499
Total other income (expense)	176	(16,250)	16,426
Loss before income taxes	(42,329)	(8,521)	(33,808)
Income tax benefit (expense)	786	(34)	820
Net loss	$(41,543)	$(8,555)	$(32,988)

Net Loss

Net loss for the year ended December 31, 2022, was $41.5 million compared to net loss of $8.6 million for the year ended December 31, 2021. The change was primarily attributable to a change in (loss) income from operations of $50.2 million, partially offset by a $16.1 million decrease in loss on extinguishment of debt, an increase in net interest income and other income of $0.3 million and an increase in income tax benefit of $0.8 million. Acquired in-process research and development expense of $17.7 million for the year ended December 31, 2022, resulted from the acquisition of an intangible asset related to arimoclomol. The portion of the purchase that was allocated to in-process research and development assets acquired from Orphazyme was immediately expensed in accordance with ASC Subtopic 730-10-25, Accounting for Research and Development Costs.

Revenue

Revenue for the year ended December 31, 2022, was $10.5 million, a decrease of $18.2 million compared to revenue of $28.7 million for the year ended December 31, 2021. The decrease was primarily attributable to a decrease in revenue from the AZSTARYS License Agreement of approximately $20.1 million. a decrease in revenue from the Corium Consulting Agreement of approximately $0.9 million and a decrease in other consulting and reimbursement revenue of $2.6 million, partially offset by an increase in sales under the Arimoclomol EAP of approximately $5.5 million.

Cost of Revenue

Cost of revenue for the year ended December 31, 2022, was $0.3 million, a decrease of $1.7 million compared to cost of revenue of $2.0 million for the year ended December 31, 2021. The decrease was primarily attributable to a decrease in royalty payments related to revenue from the AZSTARYS License Agreement of approximately $2.0 million, partially offset by an increase in costs of goods sold under the Arimoclomol EAP.

Research and Development

Research and development expenses increased by $9.5 million, from $10.1 million for the year ended December 31, 2021, to $19.6 million for the year ended December 31, 2022. This increase was primarily attributable to an increase in third-party research and development costs of $6.9 million, an increase in other research and development costs of $0.6 million and an increase in personnel-related costs of $1.9 million.

General and Administrative

General and administrative expenses increased by $6.6 million, from $8.7 million for the year ended December 31, 2021, to $15.3 million for the year ended December 31, 2022. This increase was primarily attributable to an increase in professional fees of $2.2 million and an increase in personnel-related costs of $3.3 million and an increase in other expenses of $1.0 million.

Acquired in-process research and development

Acquired in-process research and development increased by $17.7 million for the year ended December 31, 2022, due to the acquisition of an intangible asset related to the arimoclomol acquisition on May 15, 2022. In accordance with Accounting Standards Codification (ASC) Subtopic 730-10-25, Accounting for Research and Development Costs, the up-front payments to acquire a new drug compound, as well as future milestone payments when paid or payable, are immediately expensed as acquired IPR&D in transactions other than a business combination provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Therefore, the portion of the purchase price that was allocated to the IPR&D assets acquired was immediately expensed.

Other Income (Expense)

Other income (expense) increased by $16.4 million, from $16.3 million expense for the year ended December 31, 2021, to $0.2 million of income for the year ended December 31, 2022. This period-to-period decrease in expense was primarily attributable to a loss on extinguishment of debt of $16.1 million during the first quarter of 2021 and an increase in net interest and other income of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2022, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the Arimoclomol EAP, AZSTARYS License Agreement, the Corium Consulting Agreement and other consulting arrangements. As of December 31, 2022, we had cash, cash equivalents and investments of $102.9 million.

To date, we have generated revenue from the Arimoclomol EAP, AZSTARYS License Agreement, reimbursement of out-of-pocket third-party costs, and the performance of consulting services.

In July 2020, we entered into the Corium Consulting Agreement under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we are entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was paid in quarterly installments through March 31, 2022. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY. This $2.0 million was earned in the first quarter of 2022. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services.

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

We have had recurring negative net operating cash flows and we anticipate that we may continue to incur minimal positive net cash flows from operations or negative net cash flows from operations for at least the next several years. We expect that our sources of revenue will be through payments arising from our license agreements with Corium and KVK, or through our Corium Consulting Agreement, and other potential consulting arrangements and any other future arrangements related to one of our product candidates.

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

In April 2020, we received proceeds of $0.8 million from a loan, or the PPP Loan, under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which we used to retain current teams, maintain payroll and make lease and utility payments. In May 2021, we received notice from the U.S. Small Business Administration that our PPP Loan was forgiven in full, including all principal and interest.

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

We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement. The Form S-3 was declared effective on July 12, 2021. As of December 31, 2022, no shares have been issued or sold under the Equity Distribution Agreement.

Share Repurchase Program

On December 20, 2021, we initiated the Share Repurchase Program pursuant to which we may repurchase up to $50 million of shares of its common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the AZSTARYS License Agreement, and potentially other sources of non-dilutive capital that may become available to us. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. As of December 31, 2022, we have repurchased 909,953 shares of its common stock for approximately $7.5 million under the Share Repurchase Program.

Line of Credit

On May 31, 2022, we and Ameris Bank, as lender, entered into a $20.0 million revolving loan agreement, or the Line of Credit. Proceeds of the revolving facility provided by the Line of Credit are to be used for general corporate purposes. Loans under the Line of Credit bear interest at the Secured Overnight Financing Rate, or the SOFR, plus 1.60%, with a SOFR floor of 0.00%.

The revolving facility under the Line of Credit is secured by a perfected security interest in deposit accounts. The revolving facility under the Line of Credit is subject to customary affirmative and negative covenants.

The latest maturity date of the loans under the Line of Credit is May 31, 2025. The Line of Credit contains customary events of default that could lead to an acceleration of the loans, including cross-default, bankruptcy and payment defaults. As of December 31, 2022, we have drawn $12.8 million from the Line of Credit to finance the transactions under the Arimoclomol Purchase Agreement, and this amount is supported by a $12.8 million certificate of deposit which is shown as long-term investments in the consolidated balance sheets. The remaining $7.2 million under the Line of Credit is in a separate interest-bearing certificate of deposit and is also recorded as long-term investments in the consolidated balance sheet as of December 31, 2022. These certificates of deposit are pledged as collateral against the Line of Credit and cannot be redeemed so long as the $20.0 million remains available under the Line of Credit. The total value of the certificates of deposit held with Ameris Bank must meet or exceed the amount available to borrow under the Line of Credit so long as the Line of Credit remains active.

Convertible Debt

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

Pursuant to the Deerfield Facility Agreement, we also issued to Deerfield a warrant to purchase 14,423,076 shares of our Series D Preferred. Upon closing of our initial public offering, this warrant converted into a warrant exercisable for 1,923,077 shares of our common stock (effected for the 16-for-1 reverse stock split in December 2020, this became a warrant exercisable for 120,192 shares of our common stock). Deerfield assigned the warrant to OTA LLC in December 2022.

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

2021 Note Exchange Effected in January 2020

In January 2020, we entered into a January 2020 Exchange Agreement, or the January 2020 Exchange Agreement, with M.Kingdon Offshore Master Fund, LP, or Kingdon. Under the January 2020 Exchange Agreement, we issued the January 2020 Note as a senior secured convertible note in the aggregate principal amount of approximately $3.0 million in exchange for the cancellation of an aggregate of approximately $3.0 million of principal amount and accrued interest of the 2021 Note then owned by Kingdon. The terms of the January 2020 Note include (a) a conversion price of $93.60 per share and (b) a floor price of $9.328 per share, and (ii) amended Deerfield Facility Agreement. The Deerfield Facility Agreement was amended to (x) provide for Kingdon to join the Deerfield Facility Agreement as a Lender (as defined in the Deerfield Facility Agreement) and (y) provide that the 2020 Note and shall constitute a “Senior Secured Convertible Note” (as defined in the Deerfield Facility Agreement) for purposes of the Deerfield Facility Agreement and other Transaction Documents (as defined in the Deerfield Facility Agreement).

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

The shares of Series B-2 Preferred Stock were convertible into an aggregate of 4,842,690 shares of our common stock. Each share of Series B-2 Preferred Stock had an aggregate stated value of $1,000 and was convertible into shares of our common stock.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Period-to
	2022	2021	Period Change
Net cash (used in) provided by operating activities	$(18,717)	$10,439	$(29,156)
Net cash used in investing activities	(36,719)	(15,524)	(21,195)
Net cash provided by financing activities	8,352	113,109	(104,757)
Effect of exchange rate changes on cash and cash equivalents	204	-	204
Net (decrease) increase in cash and cash equivalents	$(46,880)	$108,024	$(154,904)

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities of $18.7 million consisted of a net loss of $41.5 million and $0.5 million in changes in working capital, partially offset by $23.3 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the AZSTARYS License Agreement, Arimoclomol EAP and the Corium Consulting Agreement. The changes in working capital consisted of $0.7 million related to a change in prepaid expenses and other assets, $6.8 million related to a change in accounts and other receivables, $0.4 million related to a change in operating lease liabilities and $0.4 million related to a change in other liabilities, partially offset by $3.1 million related to a change in accounts payable and accrued expenses, $0.1 million related to a change in inventories, $0.3 million related to a change in operating lease right-of-use assets, $0.4 million related to other long-term assets, and $3.8 million related to a change in discount and rebate liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $4.3 million, consulting fees paid in stock of $0.2 million, a change in the fair value adjustment related to investments of $0.6 million, $17.7 million related to acquired in-process research and development which was expensed as part of the transactions under the Arimoclomol Purchase Agreement and $0.9 million related to depreciation, amortization and other items, partially offset by a change in the fair value adjustment related to derivative and warrant liabilities of $0.3 million.

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

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $36.7 million, which was attributable to net acquisition costs of the transactions under the Arimoclomol Purchase Agreement of $14.1 million and purchases of investments of $23.8 million, partially offset by maturities of investments of $1.3 million.

For the year ended December 31, 2021, net cash used in investing activities was $15.5 million, which was attributable to purchases of property and equipment of $0.1 million and purchases of long-term investments of $15.4 million.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $8.3 million, which was primarily attributable to proceeds from the issuance of debt of $12.8 million, proceeds from insurance financing arrangements of $1.3 million and proceeds from sales of common stock under the Employee Stock Purchase Plan, or the  ESPP, of $0.3 million, partially offset by payments to repurchase shares as part of the Share Repurchase Program of $4.7 million, and payments of principal on insurance financing arrangements of $1.3 million.

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

Future Funding Requirements

Based on our current operating forecast, we believe that our existing cash, cash equivalents and long-term investments will be sufficient to fund our operations into 2026. This estimate does not include our projected revenue, a portion of which is based on royalties from commercial sales and upon the achievement of milestones in the AZSTARYS License Agreement and the APADAZ License Agreement. Certain of the milestones are associated with regulatory matters that are outside our control.

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

To date, we have generated revenue from the AZSTARYS License Agreement, reimbursements of out-of-pocket third-party costs, the performance of consulting services and product sales under the Arimoclomol EAP. We expect that, for the foreseeable future, our only sources of revenues will be through payments arising from the AZSTARYS License Agreement, the APADAZ License Agreement, through potential consulting arrangements and any other future arrangements related to one of our product candidates and product sales under the Arimoclomol EAP. While we have entered into the APADAZ License Agreement to commercialize APADAZ in the United States, and entered into the AZSTARYS License Agreement to develop, manufacture and commercialize AZSTARYS, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the AZSTARYS License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to generate revenue under the Arimoclomol EAP. We also expect to continue to incur additional costs associated with operating as a public company.

The COVID-19 pandemic has caused major disruptions to businesses and markets worldwide. We cannot predict what the long-term effects of this pandemic or future public health crises and the resulting economic disruptions may have on our liquidity and results of operations. The extent of the effect of the COVID-19 pandemic on our liquidity and results of operations will depend on a number of future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. A future public health crisis may make it more difficult for us to enroll patients in any future clinical trials or cause delays in the regulatory approval of our product candidates. A portion of our projected revenue is based upon the achievement of milestones in the AZSTARYS License Agreement associated with regulatory matters that may be impacted by the COVID-19 pandemic. As a result, we cannot predict what, if any, impact that the COVID-19 pandemic or a future public health crisis may have on our ability to achieve these milestones. The economic uncertainty surrounding the COVID-19 pandemic and as a result of rising inflation and interest rates may also dramatically reduce our ability to secure debt or equity financing necessary to support our operations.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from the AZSTARYS License Agreement, the APADAZ License Agreement, product reimbursements under the Arimoclomol EAP and potential consulting arrangements or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note B to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

In-process research and development

We accounted for the arimoclomol acquisition as an asset acquisition as the majority of the value of the assets acquired related to the arimoclomol acquired in-process research and development, or the IPR&D asset. The intangible asset associated with IPR&D relates to arimoclomol. The estimated fair value of $17.7 million was determined using the excess earnings valuation method, a variation of the income valuation approach. The excess earnings valuation method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset over its remaining economic life. Some of the more significant assumptions utilized in our asset valuations included projected revenues, probability of commercial success, and the discount rate. The fair value using the excess earnings valuation method was determined using an estimated weighted average cost of capital of 42%, which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 fair value measurement.

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

Stock-Based Compensation

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period. Stock-based compensation expense has been reported in our statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,443	$914
General and administrative	2,851	1,522
Total stock-based compensation	$4,294	$2,436

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

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the periods indicated:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.70% - 3.80%	0.92% - 1.55%
Expected term (in years)	5.50 - 7.00	5.50 - 10.00
Expected volatility	91.28% - 98.91%	96.91% - 102.57%
Expected dividend yield	0	0

Fair Value of Financial Instruments

We have a common stock warrant issued to OTA, put options embedded within those OTA warrants, and common stock warrants issued to KVK that meet the definition of derivative financial instruments and are accounted for as derivatives. The fair value of the common stock warrant issued to OTA, and put options embedded within the OTA Warrants are based on Monte Carlo simulations, while the common stock warrant issued to KVK is valued using a probability-weighted Black-Scholes option pricing model. These derivatives are fair valued at each reporting period.

The derivative liability for the OTA common stock warrant was $1,000 and $288,000 at December 31, 2022, and 2021, respectively. The derivative liability for the put options embedded within the OTA common stock warrant was $0 and $18,000 at December 31, 2022, and 2021, respectively. The derivative liability for the KVK common stock warrant was $0 and $24,000 at December 31, 2022 and 2021, respectively. A 10% increase in the enterprise value would result in a negligible increase in the estimated fair value of the OTA common stock warrant, the put options embedded within the OTA common stock warrant and the KVK common stock warrant at December 31, 2022. Upon exercise of the warrants, we will adjust the associated derivative liability to fair value with any changes recorded in other (expense) income. At such time, such derivative liability will also be reclassified to additional paid-in capital, and no further revaluations will be necessary.

Utilization of Net Operating Loss Carryforwards and Research and Development Credits

As of December 31, 2022, we had federal net operating loss, or NOL, carryforwards of approximately $236.0 million, due to prior period losses, $138.1 million of which, if not utilized, will begin to expire in 2027 and $97.9 million with no expiration. We also had research and development credit carryforwards of $3.8 million with expiration dates ranging from 2027 to 2037 and $3.1 million with no expiration. As of December 31, 2022, we maintain a full valuation allowance over our deferred tax assets for financial reporting purposes.

In accordance with Section 382 of the Code, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOL carryforwards created during the tax periods prior to the change in ownership. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may have already experienced an ownership change, or may experience an ownership changes in the future, as a result of shifts in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share, or EPS, guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The adoption of ASU 2020-06 did not have a material impact on our financial statements and disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the FASB Emerging Issues Task Force, or ASU 2021-04, which aims to clarify and reduce diversity in issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This update applies to all entities that issue freestanding written call options that are classified in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The adoption of ASU 2021-04 did not have a material impact on our consolidated financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth beginning in Item 15 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 304 of Regulation S-K has been previously reported.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled "Internal Control – Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Our evaluation of internal control over financial reporting did not include internal controls of Zevra Denmark A/S (formerly known as KemPharm Denmark A/S prior to February 21, 2023), our wholly-owned subsidiary formed in May 2022, through which we acquired all of the assets and operations of Orphazyme related to arimoclomol during the second quarter of fiscal year 2022. This fiscal year 2022 acquisition represented 9.5% of our consolidated total assets and 51.5% of our consolidated total revenue as of and for the fiscal year ended December 31, 2022. We have included the financial results of the acquired operations in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K from the date of acquisition, and we are in the process of incorporating Zevra Denmark A/S into our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022, the end of our most recent fiscal year.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be set forth in the headings “Proposal 1 – Election of Directors,” “Executive Officers” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive proxy statement for our 2023 annual meeting of stockholders, or the proxy statement, and, is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our website at www.zevra.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We intend to post any amendments to the Code of Conduct or any waivers of its requirements for any executive officer or director on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation", "Director Compensation" and “Information Regarding the Board of Directors and Corporate Governance” in our proxy statement and is incorporated herein by reference.

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

The items required by this Item 13 will be set forth under the headings “Information Regarding the Board of Directors and Corporate Governance” and “Transactions with Related Persons” in the proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be set forth under the proposal with the heading “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” in the proxy statement and is incorporated herein by reference.

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

Orlando, Florida

March 30, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zevra Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zevra Therapeutics, Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Asset Purchase
Description of the Matter

As described in Note A to the consolidated financial statements, on May 31, 2022, the Company completed a transaction to acquire the net assets of Arimoclomol from the third party seller (Orphazyme) in a transaction accounted for as an asset purchase (“the Transaction”).  The net assets acquired were recorded at fair value and included acquired in-process research and development (“IPR&D”) associated with Arimoclomol of $17.7 million and was recorded as an operating expense in the Company’s consolidated statement of operations.

Auditing the Company’s accounting for the Transaction was complex because of the judgment involved in evaluating whether the transaction met the criteria of a business combination or an asset acquisition among other accounting considerations. The subjective considerations included whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets which was supported by a fair value analyses of the acquired units of account, the most significant of which is the IPR&D asset.

How We Addressed the Matter in Our Audit

To test the Company’s accounting for the Transaction, we performed audit procedures that included, among others, evaluating the Company's application of the relevant accounting guidance as well as procedures over the Company’s fair value estimates of the units of account which included the value assigned to the IPR&D asset.  The procedures over the fair value estimates included the involvement of our valuation specialists to assist in evaluating the methodology used to estimate the fair value of the IPR&D asset and to test certain significant assumptions, including the discount rate. Our valuation specialists  independently calculated the fair values of the acquired units of account to compare to the Company’s recorded amounts.  We also tested the significant assumptions used to develop the prospective financial information, including the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the Company's business and other guideline companies within the same industry and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the IPR&D asset resulting from changes in the assumptions.  We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Orlando, Florida

March 7, 2023

ZEVRA THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$65,466	$112,346
Securities at fair value	16,900	-
Short-term investments - other	481	-
Accounts and other receivables	8,299	1,528
Prepaid expenses and other current assets	1,877	1,182
Total current assets	93,023	115,056
Inventories	671	-
Property and equipment, net	794	884
Operating lease right-of-use assets	988	1,141
Securities at fair value	-	14,932
Long-term investments - other	20,000	490
Other long-term assets	53	438
Total assets	$115,529	$132,941

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,169	$3,038
Current portion of operating lease liabilities	480	356
Current portion of discount and rebate liabilities	4,655	-
Other current liabilities	422	836
Total current liabilities	11,726	4,230
Line of credit payable	12,800	-
Derivative and warrant liability	1	330
Operating lease liabilities, less current portion	843	1,232
Discount and rebate liabilities, less current portion	4,327	-
Other long-term liabilities	25	31
Total liabilities	29,722	5,823

Commitments and contingencies (Note H)

Stockholders' equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 or December 31, 2021	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 35,450,257 shares issued and 34,540,304 shares outstanding as of December 31, 2022; 35,325,801 shares issued and 35,005,640 shares outstanding as of December 31, 2021	3	4
Additional paid-in capital	401,799	396,957
Treasury stock, at cost	(7,536)	(2,814)
Accumulated deficit	(308,572)	(267,029)
Accumulated other comprehensive income	113	-
Total stockholders' equity	85,807	127,118
Total liabilities and stockholders' equity	$115,529	$132,941

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue, net	$10,458	$28,650
Operating expenses:
Cost of revenue	343	2,059
Research and development	19,614	10,161
General and administrative	15,343	8,701
Acquired in-process research and development	17,663	-
Total operating expenses	52,963	20,921
(Loss) income from operations	(42,505)	7,729
Other (expense) income:
Loss on extinguishment of debt	-	(16,096)
Interest expense related to amortization of debt issuance costs and discount	-	(150)
Interest expense	(335)	(226)
Fair value adjustment related to derivative and warrant liability	328	(26)
Fair value adjustment related to investments	(577)	(13)
Interest and other income, net	760	261
Total other income (expense)	176	(16,250)
Loss before income taxes	(42,329)	(8,521)
Income tax benefit (expense)	786	(34)
Net loss	(41,543)	(8,555)
Deemed dividend	-	(54,342)
Net loss attributable to common stockholders	$(41,543)	$(62,897)

Basic and diluted net loss per share of common stock:
Net loss attributable to common stockholders	$(1.20)	$(2.11)

Weighted average number of shares of common stock outstanding:
Basic and diluted	34,488,800	29,766,347

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

ZEVRA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Net loss attributable to common stockholders	$(41,543)	$(62,897)
Other comprehensive income:
Foreign currency translation adjustment	113	-
Other comprehensive income	113	-
Comprehensive loss	$(41,430)	$(62,897)

ZEVRA THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series B-2
	Convertible		Additional			Other	Total
	Preferred	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Stock	Deficit	Income	(Deficit) Equity
Balance as of January 1, 2021	$-	$-	$192,062	$-	$(258,474)		$(66,412)
Net loss	-	-	-	-	(8,555)		(8,555)
Stock-based compensation expense	-	-	2,436	-	-		2,436
Issuance of common stock in connection with Public Offering, net of discounts and commissions	-	1	49,284	-	-		49,285
Issuance of common stock in connection with the exercise of warrants in the January 2021 Inducement Transaction, net of discounts and commissions	-	1	40,390	-	-		40,391
Issuance of common stock in connection with the exercise of common stock warrants	-	-	30,819	-	-		30,819
Fair value of warrants issued in connection with the Exchange Agreement	-	-	15,990	-	-		15,990
Fair value of Series B-2 Preferred Stock issued in accordance with the Exchange Agreement	29,056	-	-	-	-		29,056
Issuance of common stock as a result of Series B-2 Preferred Stock conversion	(29,056)	1	29,055	-	-		-
Fair value of warrants issued in connection with the January 2021 Inducement Transaction	-	-	38,437	-	-		38,437
Deemed dividend related to the January 2021 Inducement Transaction	-	-	(37,444)	-	-		(37,444)
Issuance of common stock in connection with the exercise of warrants in the June 2021 Inducement Transaction, net of discounts and commissions	-	1	36,559	-	-		36,560
Fair value of warrants issued in connection with the June 2021 Inducement Transaction	-	-	17,089	-	-		17,089
Deemed dividend related to the June 2021 Inducement Transaction	-	-	(16,898)	-	-		(16,898)
Shares repurchased as part of the Share Repurchase Program	-	-	-	(2,814)	-		(2,814)
Offering expenses charged to equity	-	-	(1,124)	-	-		(1,124)
Issuance of common stock in exchange for consulting services	-	-	302	-	-		302
Balance as of December 31,2021	$-	$4	$396,957	$(2,814)	$(267,029)	$-	$127,118
Net loss	-	-	-	-	(41,543)	-	(41,543)
Stock-based compensation expense	-	-	4,294	-	-	-	4,294
Shares repurchased as part of the Share Repurchase Program	-	(1)	-	(4,722)	-	-	(4,723)
Issuance of common stock as part of the Employee Stock Purchase Plan		-	324	-	-	-	324
Issuance of common stock in exchange for consulting services		-	224	-	-	-	224
Other comprehensive income	-	-	-	-	-	113	113
Balance as of December 31, 2022	$-	$3	$401,799	$(7,536)	$(308,572)	$113	$85,807

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(41,543)	$(8,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	-	16,096
Stock-based compensation expense	4,294	2,436
Non-cash interest expense	-	8
Amortization of debt issuance costs and debt discount	-	150
Depreciation and amortization expense	944	257
Fair value adjustment related to derivative and warrant liability	(328)	26
Fair value adjustment related to investments	577	-
Loss on sublease and disposal of property and equipment	9	76
Consulting fees paid in common stock	224	302
Acquired in-process research and development	17,663	-
Gain on foreign currency exchange rates	(91)	-
Change in assets and liabilities:
Accounts and other receivables	(6,772)	1,051
Prepaid expenses and other assets	(657)	(825)
Inventories	147	-
Operating lease right-of-use assets	277	133
Other long-term assets	386	-
Accounts payable and accrued expenses	3,131	(1,113)
Discount and rebate liabilities	3,782	-
Operating lease liabilities	(389)	(326)
Other liabilities	(371)	723
Net cash (used in) provided by operating activities	(18,717)	10,439

Cash flows from investing activities:
Acquisitions, net	(14,090)	-
Purchases of property and equipment	(93)	(102)
Purchases of long-term investments, net	(22,536)	(15,422)
Net cash used in investing activities	(36,719)	(15,524)

Cash flows from financing activities:
Proceeds from Public Offering, net of discounts and commissions	-	49,285
Proceeds from January 2021 Inducement Transaction, net of discounts and commissions	-	41,384
Proceeds from June 2021 Inducement Transaction, net of discounts and commissions	-	36,751
Proceeds from issuance of debt	12,800	-
Proceeds from insurance financing arrangements	1,273	-
Proceeds from Employee Stock Purchase Plan	324	-
Payments of principal on insurance financing arrangements	(1,306)	-
Payment to repurchase shares as part of the Share Repurchase Program	(4,723)	(2,814)
Payment of offering costs	-	(1,338)
Repayment of principal on finance lease liabilities	(16)	(173)
Payment of debt issuance costs	-	(2,881)
Repayment of principal on convertible notes	-	(37,924)
Net proceeds from exercise of common stock warrants	-	30,819
Net cash provided by financing activities	8,352	113,109
Effect of exchange rate changes on cash and cash equivalents	204	-
Net (decrease) increase in cash and cash equivalents	(46,880)	108,024
Cash and cash equivalents, beginning of period	112,346	4,322
Cash and cash equivalents, end of period	$65,466	$112,346

Supplemental cash flow information:
Cash paid for interest	$321	$218
Right-of-use assets obtained in exchange for lease liabilities	123	-
Facility Notes principal converted to Series B-2 Preferred Stock	-	31,477
Amounts due for deferred offering costs included in accounts payable and accrued expenses	-	48
Fair value of warrants issued to underwriters in connection with Public Offering	-	3,485

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

A.	Description of Business, Basis of Presentation, and Significant Transactions

Organization

Zevra Therapeutics, Inc. (the "Company") is a biotechnology company focused on the discovery, development, and commercialization of novel treatments for rare central nervous system (“CNS”) and neurodegenerative diseases, lysosomal storage disorders, and related treatment areas. The Company has a diverse product portfolio, combining a clinical-stage pipeline with new drug application (“NDA”) stage and commercial assets. The Company’s pipeline includes arimoclomol, an orally-delivered, first-in-class investigational product candidate for Niemann-Pick disease type C (“NPC”), and KP1077, which the Company is developing as a treatment for idiopathic hypersomnia (“IH”), a rare neurological sleep disorder, and narcolepsy. In addition, the U.S. Food and Drug Administration (“FDA”) has approved AZSTARYS®, formerly referred to as KP415, a once-daily treatment for attention deficit hyperactivity disorder (“ADHD”) in patients six years and older containing the Company’s prodrug, serdexmethylphenidate (“SDX”), which is being commercialized by Corium, Inc. (“Corium”), an affiliate of Gurnet Point Capital, L.P. (“GPC”), in the U.S. The FDA has also approved APADAZ®, an immediate-release combination product containing benzhydrocodone, the Company’s prodrug of hydrocodone, and acetaminophen, which is being commercialized by KVK-Tech, Inc. (“KVK”) in the U.S. The Company changed its name from KemPharm, Inc. to Zevra Therapeutics, Inc. effective as of February 21, 2023.

Basis of Presentation

The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, reflect all adjustments, including normal recurring items that are necessary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Arimoclomol Acquisition

On May 15, 2022, the Company and Zevra Denmark A/S (formerly known as KemPharm Denmark A/S prior to February 21, 2023) (“Zevra DK”), a newly formed Danish company and wholly-owned subsidiary of the Company entered into an asset purchase agreement (the “Arimoclomol Purchase Agreement”) with Orphazyme A/S in restructuring, a Danish public limited liability company (“Orphazyme”). The Arimoclomol Purchase Agreement closed on May 31, 2022. Under the terms of the Arimoclomol Purchase Agreement, Zevra DK purchased all of the assets and operations of Orphazyme related to arimoclomol and settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million. In addition, Zevra DK agreed to assume an estimated reserve liability of $5.2 million related to revenue generated from Orphazyme’s Early Access Program in France.

The Company accounted for the arimoclomol acquisition as an asset acquisition as the majority of the value of the assets acquired related to the arimoclomol acquired in-process research and development (“IPR&D”) asset. The intangible asset associated with IPR&D relates to arimoclomol. The estimated fair value of $17.7 million was determined using the excess earnings valuation method, a variation of the income valuation approach. The excess earnings valuation method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset over its remaining economic life. Some of the more significant assumptions utilized in our asset valuations included projected revenues, probability of commercial success, and the discount rate. The fair value using the excess earnings valuation method was determined using an estimated weighted average cost of capital of 42%, which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 fair value measurement.

In accordance with Accounting Standards Codification (ASC) Subtopic 730-10-25, Accounting for Research and Development Costs, the up-front payments to acquire a new drug compound, as well as future milestone payments when paid or payable, are immediately expensed as acquired IPR&D in transactions other than a business combination provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Therefore, the portion of the purchase price that was allocated to the IPR&D assets acquired was immediately expensed. Other assets acquired and liabilities assumed, were recorded at fair value. The company also recorded a $0.8 million income tax benefit for the year-ended December 31, 2022, related to research and development credits that are expected to be realized from the local jurisdiction in Denmark.

The following represents the consideration paid and purchase price allocation for the acquisition of arimoclomol (in thousands):

Cash	$12,800
Assumed reserve liability	5,200
Total consideration	$18,000

Total consideration	18,000
Direct transaction costs associated with the acquisition (1)	1,290
Total purchase price to be allocated	$19,290

Property and equipment, inventory and assembled workforce acquired	1,627
IPR&D (2)	17,663
Total allocated purchase price	$19,290

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

Underwriting Agreement

On  January 8, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Underwriter” or “Roth”), to issue and sell 6,765,463 shares of common stock of the Company, pre-funded warrants to purchase 926,844 shares of common stock and warrants to purchase 7,692,307 shares of common stock in an underwritten public offering (the “Public Offering”) pursuant to a registration statement on Form S-1 (File No. 333-250945) and a related prospectus, in each case filed with the SEC. The offering price to the public was $6.50 per share of common stock and accompanying warrant, representing a public offering price of $6.4999 per share of common stock and $0.0001 per related warrant. In addition, the Company granted the Underwriter an option to purchase, for a period of 45 days, up to an additional 1,153,846 shares of the Company’s common stock and/or warrants to purchase up to an additional 1,153,846 shares of the Company’s common stock and/or warrants to purchase up to an additional 1,153,846 of the Company’s common stock.

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

On March 1, 2023, following its name change, the Company's common stock began trading on the Nasdaq Global Select Market under the ticker symbol "ZVRA".

Entry into 2021 ATM Agreement

On  July 2, 2021, the Company entered into an equity distribution agreement (the “2021 ATM Agreement”) with JMP Securities LLC (“JMP”) and RBC Capital Markets, LLC (“RBCCM”) under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. The Company filed a registration statement on Form S-3 covering the sale of the shares of its common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2021 ATM Agreement, which was declared effective on  July 12, 2021. As of  December 31, 2022 and 2021, no shares have been issued or sold under the 2021 ATM Agreement.

Share Repurchase Program

On December 20, 2021, the Company initiated a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $50 million of shares of its common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the AZSTARYS License Agreement (refer to Note B), and potentially other sources of non-dilutive capital that may become available to the Company. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by the Company is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. As of  December 31, 2022, the Company has repurchased 909,953 shares of its common stock for approximately $7.5 million under the Share Repurchase Program.

Reclassifications

Certain reclassifications were made to the 2021 consolidated financial statements to conform to the classifications used in 2022. These reclassifications had no impact on the consolidated net loss, changes in stockholder's equity, or cash flows previously reported.

B.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the useful lives of property and equipment, the recoverability of long-lived assets, the incremental borrowing rate for leases, and assumptions used for purposes of determining stock-based compensation, income taxes, the fair value of long-term investments, the fair value of the derivative and warrant liability and discount and rebate liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

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

Investments

The Company maintains investment securities that are classified as available-for-sale securities for which the Company has elected the fair value option under ASC 825, Financial Instruments.   As such, these securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the consolidated statements of operations. The securities primarily consist of U.S. Treasury securities and U.S. government-sponsored agency securities and are included in Securities at fair value in the consolidated balance sheets. As of December 31, 2022, and 2021, the Company held securities with an aggregate fair value of $16.9 million and $14.9 million, respectively, that contained aggregate unrealized losses of approximately $577,000 and $13,000, respectively. Applying fair value accounting to these debt securities more accurately represents the Company's investment strategy due to the fact that excess cash is currently being invested for the purpose of funding future operation s.  In addition, the Company holds certificates of deposit totaling $20.5 million and $0.5 million as of December 31, 2022, and 2021, respectively, and are included in long-term investments - other in the consolidated balance sheets. Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities Interest income is included in Interest and other income, net in the consolidated statements of operations.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation and amortization. Costs of renewals and improvements that extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to ten years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the related lease. Upon retirement or disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts with the resulting gains or losses, if any, reflected in the consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs incurred in connection with financing arrangements are recorded as a reduction of the related debt on the balance sheet and amortized over the life of the respective financing arrangement using the effective interest method. In the first quarter of 2021, all outstanding debt was extinguished through a series of debt payments and a conversion of debt principal and interest to Series B-2 Preferred Stock (Note G). As a result of the debt extinguishment, the associated discount and debt issuance costs were written off and recorded as a loss on extinguishment.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying values, an impairment loss is recorded for the difference between the carrying values and fair values of the asset. No such impairment occurred for the years ended December 31, 2022 , or 2021 .

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and, as a result, follows the five-step model when recognizing revenue: 1) identifying a contract; 2) identifying the performance obligations; 3) determining the transaction price; 4) allocating the price to the performance obligations; and 5) recognizing revenue when the performance obligations have been fulfilled.

Arimoclomol Early Access Program

Net revenue includes revenue from the sale of arimoclomol for the treatment of NPC under the remunerated early access compassionate use program in France (“French nATU”). An early access compassionate use program is a program giving specific patients access to a drug, which is not yet approved for commercial sale. Only drugs targeting serious or rare indications and for which there is currently no appropriate treatment are considered for early access compassionate use programs. Further, to be considered for the early access compassionate use program, the drug must have proven efficacy and safety and must either be undergoing price negotiations or seeking marketing approval. In accordance with ASC 606, the Company recognizes revenue when fulfilling its performance obligation under the Arimoclomol Early Access Program ("Arimoclomol EAP") by transferring control of promised goods or services to its customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining when the customer obtains control of the product, the Company considers certain indicators, including whether the Company has a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received. Revenue is recognized net of sales deductions, including discounts, rebates, applicable distributor fees, and revenue-based taxes. Under the French nATU, the manufacturer can set its own price for the drug products until a price agreement with the authorities is in place. Any excess in the price charged by the manufacturer compared to the price agreed with the health authorities once the drug product is approved in France must be repaid. The repayment is considered in the clawback liability (rebate). An estimate of net revenue and clawback liability are recognized using the ‘expected value’ method. Accounting for net revenue and clawback liability requires determination of the most appropriate method for the expected final transaction price, which depends on the terms and conditions in the contracts with the French Health Authorities and is subject to price negotiations with the French Health Authorities, following marketing approval. This estimate also requires assumptions with respect to inputs into the method, including current pricing of comparable marketed products within the rare disease area in France. Management has considered the expected final sales price as well as the price of similar drug products. The Company is operating within a rare disease therapeutic area where there is unmet treatment need and hence a limited number of comparable commercialized drugs products. The limited available relevant market information for directly comparable commercialized drugs within rare disease increases the uncertainty in management's estimate. For the year ended December 31, 2022, the Company recognized revenue related to the Arimoclomol EAP in France of $4.8 million, which is net of a clawback liability of $3.8 million. As part of the Arimoclomol Purchase Agreement the Company assumed an estimated reserve liability of $5.2 million related to revenue generated from the Arimoclomol EAP in France. The total estimate reserve liability as of December 31, 2022, including the additional clawback liability for the year ended December 31, 2022, was $9.0 million. As of December 31, 2022, this estimated reserve liability is recorded as discount and rebate liabilities in the consolidated balance sheet and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

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

AZSTARYS License Agreement

In  September 2019, the Company entered into a Collaboration and License Agreement (the "AZSTARYS License Agreement") with Commave Therapeutics SA (“Commave”), an affiliate of GPC. Under the AZSTARYS License Agreement, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-methylphenidate (“d-MPH”), including AZSTARYS, or any other product candidate developed by the Company containing SDX and developed to treat ADHD or any other CNS disorder. Corium was tasked by Commave, to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement. Pursuant to the AZSTARYS License Agreement, Corium agreed to pay milestone payments upon the occurrence of specified regulatory milestones related to AZSTARYS, additional fixed payments upon the achievement of specified U.S. sales milestones, and quarterly, tiered royalty payments based on a range of percentages of net sales. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

In  April 2021, the Company entered into Amendment No. 1 to the AZSTARYS License Agreement (the "AZSTARYS Amendment"). Pursuant to the AZSTARYS Amendment, the Company and Commave agreed to modify the compensation terms of the AZSTARYS License Agreement. Pursuant to the AZSTARYS Amendment, Commave paid the Company $10.0 million in connection with the entry into the AZSTARYS Amendment as a result of the regulatory approval of AZSTARYS in the United States, which occurred on  March 2, 2021. Commave also paid the Company $10.0 million following the receipt of the scheduling determination of the compound SDX by the U.S. Drug Enforcement Agency ("DEA"), which occurred on  May 7, 2021. In addition, the AZSTARYS Amendment increased the total remaining future regulatory and sales milestone payments related to AZSTARYS up to an aggregate of $590.0 million in payments upon the occurrence of specified regulatory milestones related to AZSTARYS and upon the achievement of specified U.S. net sales milestones.

Commave also agreed to be responsible for and reimburse the Company for all of the development, commercialization and regulatory expenses incurred on the licensed products, subject to certain limitations as set forth in the AZSTARYS License Agreement. As part of this agreement, the Company is obligated to perform consulting services on behalf of Commave related to the licensed products. For these consulting services, Commave has agreed to pay the Company a set rate per hour on any consulting services performed on behalf of Commave for the benefit of the licensed products.

In accordance with the terms of the Company’s  March 20, 2012 Termination Agreement with Aquestive Therapeutics, Aquestive Therapeutics has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to AZSTARYS, KP879 or KP1077 under the AZSTARYS License Agreement.

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

The Company is entitled to additional payments from Commave conditioned upon the achievement of specified regulatory milestones related to AZSTARYS and the achievement of certain U.S. sales milestones. Further, Commave will pay the Company quarterly, tiered royalty payments based on a range of percentages of Net Sales (as defined in the AZSTARYS License Agreement). The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the years ended December 31, 2022, and 2021, the Company recognized revenue under the AZSTARYS License Agreement of $0.9 million and $20.9 million, respectively. There was no deferred revenue related to this agreement as of December 31, 2022, and 2021.

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

Corium Consulting Agreement

In  July 2020, the Company entered into a consultation services arrangement (the “Corium Consulting Agreement”) with Corium, Inc. (“Corium”) under which Corium engaged the Company to guide the product development and regulatory activities for certain current and potential future products in Corium’s portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS (together, “Corium Consulting Services”). Corium is a portfolio company of GPC and was tasked by Commave to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement, as discussed above.

Under the Corium Consulting Agreement, the Company is entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was paid in quarterly installments through  March 31, 2022. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY. This $2.0 million was earned in the first quarter of 2022. Corium also agreed to be responsible for and reimburse the Company for all development, commercialization and regulatory expenses incurred as part of the performance of the Corium Consulting Services. The Corium Consulting Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer / vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the Corium Consulting Agreement. The Company identified the performance of consulting services, which includes the reimbursement to the Company of third-party pass-through costs, as its only performance obligation at inception. The Company further determined that the transaction price, at inception, under the agreement was $13.6 million which is the fair value of the consulting services, including the reimbursement of third-party pass-through costs. The Company concluded that the regulatory milestone contains a significant uncertainty associated with a future event. As such, this milestone is constrained at contract inception and is not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments.

The Company determined that the performance of consulting services, including reimbursement of third-party pass-through costs, is a performance obligation that is satisfied over time as the services are performed and the reimbursable costs are paid. As such, the revenue related to the performance obligation will be recognized as the consulting services are performed and the services associated with the reimbursable third-party pass-through costs are incurred and paid by the Company, in accordance with the practical expedient allowed under ASC 606 regarding an entity’s right to consideration from a customer in an amount that corresponds directly to the value to the customer of the entity’s performance completed to date. As of  December 31, 2022, the Company has recognized approximately all of the consulting services and third-party pass-through costs under the Corium Consulting Agreement.

For the years ended December 31, 2022, and 2021, the Company recognized revenue under the Corium Consulting Agreement of $4.7 million and $7.7 million, respectively. As of  December 31, 2022, the Company had no deferred revenue related to this agreement. As of December 31, 2021, the Company had deferred revenue related to this agreement of $0.4 million.

Other Consulting Arrangements

For the years ended  December 31, 2022, and 2021, the Company recognized revenue under other consulting arrangements of $0.1 million and $0.1 million, respectively. There was no deferred revenue from other consulting arrangements as of  December 31, 2022, or 2021.

Accounts and Other Receivables

Accounts and other receivables consist of receivables under the AZSTARYS License Agreement and Arimoclomol EAP, as well as receivables related to consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and royalties on product sales. Receivables under the Arimoclomol EAP are recorded for product sales under the French nATU. These receivables, as well as the receivables related to consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date.

Inventory

As discussed in Note A, a portion of the purchase price was allocated to inventory acquired representing the value of inventory associated with forecasted EAP revenues and as of December 31, 2022, the Company had inventory of $0.7 million remaining. Inventories are stated at net realizable value using the first-in, first-out method of valuation.

The Company may scale-up and make commercial quantities of its product candidates prior to the date it anticipates that such product will receive final regulatory approval. The scale-up and commercial production of pre-launch inventory involves the risk that such products may not be approved for marketing on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventory of product that have not received final regulatory approval when the Company believes such action is appropriate in relation to the commercial value of the product launch opportunity. Inventory manufactured prior to regulatory approval is recorded as research and development expense until regulatory approval for the product is obtained. As of December 31, 2022, and 2021, the Company did not have pre-launch inventory that qualified for capitalization.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of  December 31, 2022 and 2021.

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

On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” ("Tax Act"). Effective January 1, 2018, the Tax Act provides for a new global intangible low-taxed income ("GILTI") provision.  Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment. The Company holds assets in both the United States and Europe as of December 31, 2022 and 2021.

Foreign currency

Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income/loss in the accompanying consolidated statements of stockholders’ equity.

Application of New or Revised Accounting Standards—Adopted

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies issue accounting standards that are adopted by the Company as of the specified effective date.

In  August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after  December 15, 2021, and interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements and disclosures.

In  May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the FASB Emerging Issues Task Force (“ASU 2021-04”), which aims to clarify and reduce diversity in issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This update applies to all entities that issue freestanding written call options that are classified in equity. This guidance is effective for financial statements issued for fiscal years beginning after  December 15, 2021, and interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The adoption of ASU 2021-04 did not have a material impact on the Company’s consolidated financial statements and disclosures.

C.	Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable	$7,185	$1,421
Other receivables	1,114	107
Total accounts and other receivables	$8,299	$1,528

D.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$577	$637
Prepaid offering costs	-	293
Other prepaid expenses and current assets	1,300	252
Total prepaid expenses and other current assets	$1,877	$1,182

E.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$710	$645
Furniture and office equipment	104	71
Computers and hardware	462	338
Leasehold improvements	710	724
Finance lease right-of-use assets	251	1,031
Total property and equipment	2,237	2,809
Less: accumulated depreciation and amortization	(1,443)	(1,925)
Property and equipment, net	$794	$884

The estimated useful lives of property and equipment are as follows:

Useful Life
Asset Category	(in years)
Laboratory equipment	10
Furniture and office equipment	5 - 10
Computers and hardware	3 - 7
Leasehold improvements	9

Depreciation and amortization expense, including amounts pertaining to assets held under finance leases, was approximately $298,000 and $257,000 for the years ended December 31, 2022 and 2021, respectively.

F.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued banking fees	-	700
Accrued payroll	1,673	1,054
Accrued professional fees	256	259
Accounts payable	3,611	516
Other accrued expenses	629	509
Total accounts payable and accrued expenses	$6,169	$3,038

G.	Debt Obligations

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

Pursuant to the Deerfield Facility Agreement, the Company issued to Deerfield a warrant to purchase 14,423,076 shares of Series D Preferred, which is exercisable until  June 2, 2024, and Deerfield assigned this warrant to OTA LLC in December of 2022 (the “OTA Warrant”). Upon completion of the Company’s initial public offering, the OTA Warrant automatically converted into a warrant to purchase 120,192 shares of the Company’s common stock. This warrant qualifies as a participating security under ASC Topic 260, Earnings per Share, and is treated as such in the net loss per share calculation (Note O). If a Major Transaction occurs (as defined in the Deerfield Facility Agreement), OTA  may require the Company to redeem the OTA Warrant for a cash amount equal to the Black-Scholes value of the portion of the OTA Warrant to be redeemed (the “Warrant Put Option”).

The Company recorded the fair value of the shares of Series D Preferred to debt issuance costs on the date of issuance. The Company also recorded the fair value of the OTA Warrant and the embedded Warrant Put Option to debt discount on the date of issuance. The debt issuance costs and debt discount were amortized over the term of the related debt and the expense was recorded as interest expense related to amortization of debt issuance costs and discount in the consolidated statements of operations. As discussed below, in the first quarter of 2021, the debt was extinguished, through a series of debt payments and a conversion of debt principal and interest to Series B-2 Preferred Stock. As a result of the debt extinguishment, the associated discount and debt issuance costs were written off and recorded as a loss on extinguishment in the consolidated statements of operations.

5.50% Senior Convertible Notes

In  February 2016, the Company issued $86.3 million aggregate principal amount of its 5.50% Senior Convertible Notes due 2021 (the “2021 Notes”) to Cowen and RBC Capital Markets, LLC, as representatives of several initial purchasers, who subsequently resold the 2021 Notes to qualified institutional buyers, including Kingdon Offshore Master Fund, LP (“Kingdon”) in reliance on the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended.

As described in more detail below, in multiple exchanges, all outstanding 2021 Notes were exchanged by the holders thereof for either shares of our common stock or senior secured convertible promissory notes issued under the terms of the Deerfield Facility Agreement.

2021 Note Exchange Effected in  December 2019

In  December 2019, the Company entered into the  December 2019 Exchange Agreement and Amendment to Facility Agreement, Senior Secured Convertible Notes and Warrants (the  “December 2019 Exchange Agreement”) with Deerfield and Deerfield Special Situations Fund LP (collectively, “the Deerfield Lenders”) and Delaware Street Capital Master Fund, L.P. (“DSC” and, collectively with the Deerfield Lenders, the  “December 2019 Holders”). Under the  December 2019 Exchange Agreement, the Company issued senior secured convertible promissory notes under the Deerfield Facility Agreement in the aggregate principal amount of approximately $71.4 million (the  “December 2019 Notes”), in exchange for the cancellation of an aggregate of approximately $71.4 million principal amount and accrued interest of the Company’s 2021 Notes. The  December 2019 Notes bore interest at 6.75% per annum.

2021 Note Exchange Effected in  January 2020

In  January 2020, the Company entered into the  January 2020 Exchange Agreement (the  “January 2020 Exchange Agreement”) with Kingdon. Under the  January 2020 Exchange Agreement, the Company issued a senior secured convertible note in the aggregate principal amount of approximately $3.0 million (the  “January 2020 Note”) in exchange for the cancellation of an aggregate of $3.0 million principal amount and accrued interest of the 2021 Note then owned by Kingdon.

December 2020 Exchange Agreement and Amendment to Facility Agreement, Notes and Investors’ Rights Agreement

In  December 2020, the Company entered into a  December 2020 Exchange Agreement and Amendment to Facility Agreement, Notes and Investors’ Rights Agreement (the  “December 2020 Exchange Agreement”). with the Deerfield Lenders, DSC and Kingdon (collectively, the “Facility Agreement Note Holders”). Under the  December 2020 Exchange Agreement, the Company and the Facility Agreement Note Holders agreed that the Company would make a cash pre-payment of a portion of principal amount of the Deerfield Convertible Note, the  December 2019 Notes and the  January 2020 Note  to the Facility Agreement Note Holders (the “Debt Payment”) equal to approximately $30.3 million, plus accrued interest and that the Company would issue shares of its Series B-2 Preferred Stock and warrants exercisable for shares of its common stock (the “Exchange Warrants”), in exchange for the cancellation of a portion of the principal amount of the Deerfield Facility Agreement (such transaction, the  “December 2020 Exchange”).

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

●	Made the Debt Payment, in partial repayment of the remaining outstanding principal and accrued interest of the Facility Notes.

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

The changes to the Facility Notes, under the  December 2020 Exchange Agreement, were accounted for as a debt extinguishment as the cash flows immediately after the  December 2020 Exchange Agreement were substantially different from the cash flows immediately prior to the  December 2020 Exchange Agreement and while the Company was experiencing financial difficulties it was determined that the lender did not grant a concession. As such, a loss on extinguishment of debt is recorded in the consolidated statement of operations for the year ended December 31, 2021, and additional debt issuance costs related the new notes were capitalized and amortized using the effective interest method through the Payoff of Facility Agreement Notes (discussed below).

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

PPP Loan

On  April 23, 2020, the Company received proceeds of $0.8 million from a loan under the Paycheck Protection Program (“PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a portion of which  may be forgiven, which the Company used to retain current employees, maintain payroll and make lease and utility payments. In  May 2021, the Company received notice from the U.S. Small Business Administration that the principal and interest due under its PPP Loan had been forgiven in full. This gain on extinguishment is shown, net of the loss on extinguishment of debt discussed above, within other (expense) income in the statements of operations for the year ended  December 31, 2021.

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

The latest maturity date of the loans under the Line of Credit is May 31, 2025. The Line of Credit contains customary events of default that could lead to an acceleration of the loans, including cross-default, bankruptcy and payment defaults. As of December 31, 2022, the Company has drawn $12.8 million from the Line of Credit to finance the transactions under the Arimoclomol Purchase Agreement, and this amount is supported by a $12.8 million certificate of deposit which is shown as long-term investments - other in the consolidated balance sheets. The remaining $7.2 million under the Line of Credit is in a separate interest-bearing certificate of deposit and is also recorded as long-term investments - other in the consolidated balance sheet as of December 31, 2022. These certificates of deposit are pledged as collateral against the Line of Credit and cannot be redeemed so long as the $20.0 million remains available under the Line of Credit. The total value of the certificates of deposit held with Ameris Banks must meet or exceed the amount available to borrow under the Line of Credit so long as the Line of Credit remains active.

On January 26, 2023, the Company and Wells Fargo, as lender, entered into a margin account agreement under which the Company initially borrowed $12.8 million. The margin account bears interest at the Prime rate minus 225 basis-points.

On January 31, 2023, the Company repaid the $12.8 million outstanding under the Line of Credit in full, but the line of credit remains available for future use. As such, the certificates of deposit continue to be classified as long-term investments - other.

H.	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in various legal proceedings arising in the normal course of business. For some matters, a liability is not probable, or the amount cannot be reasonably estimated and, therefore, an accrual has not been made. However, for such matters when it is probable that the Company has incurred a liability and can reasonably estimate the amount, the Company accrues and discloses such estimates. As of December 31, 2022, and 2021, no accruals have been made related to commitments and contingencies.

I.	Preferred Stock and Warrants

Authorized, Issued, and Outstanding Preferred Stock

As of December 31, 2022, and 2021, the Company had 10,000,000 shares of authorized, unallocated and unissued preferred stock.

As of  December 31, 2022, and 2021, no shares of preferred stock were designated, issued or outstanding.

Series B-2 Preferred Stock

Pursuant to the  December 2020 Exchange Agreement, on  January 12, 2021, the Company issued to the Facility Agreement Note Holders an aggregate of 31,476.98412 shares of its Series B-2 Preferred Stock and warrants exercisable for an aggregate of 3,632,019 shares of the Company’s common stock (the “Exchange Warrants”). The Series B-2 Preferred Stock was convertible into an aggregate of 4,842,690 shares of the Company’s common stock upon issuance. at a conversion price equal to $6.4999.

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

Immediately following the closing of the Public Offering, pursuant to the terms of the  December 2020 Exchange Agreement, the Company:

●	exchanged approximately $31.5 million of the outstanding principal and accrued interest on the Facility Notes for (i) the Series B-2 Preferred Stock and (ii) the Exchange Warrants; and

●	made a payment of approximately $30.3 million in partial repayment of the remaining outstanding principal and accrued interest on the Facility Notes.

In  March 2021, all shares of Series B-2 Preferred Stock converted into 4,842,699 shares of common stock.

J.	Common Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of December 31, 2022, and 2021, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 35,450,257 and 35,325,801 shares of common stock were issued as of December 31, 2022, and 2021, respectively, and 34,540,304 and 35,005,640 shares of common stock were outstanding as of  December 31, 2022, and 2021, respectively.

As of December 31, 2022, and 2021, the Company had reserved authorized shares of common stock for future issuance as follows:

	December 31,
	2022	2021
Outstanding awards under equity incentive plans	2,456,407	1,273,879
Outstanding common stock warrants	4,252,600	4,252,600
Possible future issuances under equity incentive plans	4,421,508	4,209,935
Possible future issuances under employee stock purchase plan	1,417,365	1,500,000
Total common shares reserved for future issuance	12,547,880	11,236,414

Common Stock Activity

The following table summarizes common stock activity for the years ended December 31, 2022 and 2021:

Shares of
Common Stock
Balance as of January 1, 2021	4,537,321
Common stock issued as a result of the Public Offering	7,139,498
Common stock issued as a result of Series B-2 Preferred Stock conversions	4,842,699
Common stock issued as a result of warrant exercises	18,772,510
Common stock issued as compensation to third-parties	35,129
Adjustment for cash paid in lieu of DTC fractional shares	(1,356)
Common stock repurchased as a result of the Stock Repurchase Program	(320,161)
Balance as of December 31, 2021	35,005,640
Common stock issued as compensation to third-parties	41,821
Common stock repurchased as a result of the Stock Repurchase Program	(589,792)
Common stock issued as a result of the Employee Stock Purchase Plan	82,635
Balance as of December 31, 2022	34,540,304

Warrants

On  June 2, 2014, pursuant to the terms of the Deerfield Facility Agreement, the Company issued the OTA Warrant to purchase 14,423,076 shares of Series D Preferred (Note G). The Company recorded the fair value of the OTA Warrant as a debt discount and a warrant liability. The OTA Warrant, if unexercised, expires on the earlier of  June 2, 2024, or upon a liquidation event. Upon completion of the Company’s initial public offering (the “IPO”), the OTA Warrant automatically converted into a warrant to purchase 1,923,077 shares of the Company’s common stock. at an exercise price of $5.85 per share. After giving effect to the Reverse Stock Split effected in  December 2020, the exercise price of the OTA Warrant became $93.60 and the shares of the Company’s common stock issuable upon exercise of the OTA Warrant became 120,192 shares of common stock. As a result of the  January 2021 Inducement Transaction (discussed below) the anti-dilution provisions within the OTA Warrant were triggered and the exercise price was reduced from $93.60 per share to $46.25 per share. In addition, as a result of the  June 2021 Inducement Transaction (discussed below) the anti-dilution provision within the OTA Warrant were triggered and the exercise price was reduced from $46.25 per share to $38.34 per share. The Company amortized the debt discount over the term of the Deerfield Convertible Note and the expense was recorded as interest expense related to amortization of debt issuance costs and discount in the consolidated statements of operations. The Deerfield Convertible Note was extinguished in  February 2021 and the remaining debt discount was written off and recognized as a loss on extinguishment of debt.

The Company determined that the OTA Warrant should be recorded as a liability and stated at fair value at each reporting period upon inception. As stated above, upon completion of the IPO, the OTA Warrant automatically converted into warrants to purchase the Company’s common stock. The OTA Warrant remains classified as a liability and is recorded at fair value at each reporting period since it can be settled in cash. Changes to the fair value of the warrant liability are recorded through the consolidated statements of operations as a fair value adjustment (Note L).

In connection with the APADAZ License Agreement, in  October 2018, the Company issued to KVK a warrant to purchase up to 31,250 shares of common stock of the Company at an exercise price of $2.30 per share (the “KVK Warrant”). The KVK Warrant is initially not exercisable for any shares of common stock. Upon the achievement of each of four specified milestones under the KVK Warrant, the KVK Warrant will become exercisable for an additional 7812.5 shares, up to an aggregate of 31,250 shares of the Company’s common stock. The exercise price and the number and type of shares underlying the KVK Warrant are subject to adjustment in the event of specified events, including a reclassification of the Company’s common stock, a subdivision or combination of the Company’s common stock, or in the event of specified dividend payments. The KVK Warrant is exercisable until  October 24, 2023. Upon exercise, the aggregate exercise price  may be paid, at KVK’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise. After giving effect to the Reverse Stock Split effected in  December 2020, the exercise price of the KVK Warrant became $36.80 and the shares of common stock issuable upon exercise of the KVK Warrant became 31,250 shares of common stock.

The Company determined that, since KVK qualifies as a customer under ASC 606, the KVK Warrant should be recorded as a contract asset and recognized as contra-revenue as the Company recognizes revenue from the APADAZ License Agreement. In addition, the Company determined that the KVK Warrant qualifies as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the consolidated statements of operations. Changes in the number of shares that are expected to be issued are treated as changes in variable consideration under ASC 606 and are recorded as a change in contract asset on the consolidated balance sheets.

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

Warrants to Purchase Common Stock

On  January 12, 2021, pursuant to the terms of the Underwriting Agreement and  December 2020 Exchange Agreement, the Company issued warrants to purchase 12,078,361 shares of the Company’s common stock (collectively, the “Offering Warrants”) in the Public Offering and in connection with the transactions contemplated under the  December 2020 Exchange Agreement. The Offering Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date, at an exercise price per share of common stock equal to $6.50 per share. A holder (together with its affiliates)  may not exercise any portion of the Offering Warrant to the extent that the holder and its affiliates would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the Offering Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the Offering Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the Offering Warrants, including any voting rights, until they exercise their Offering Warrants. The Offering Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction (as described in the Offering Warrants), the holders of the Offering Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Offering Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the Offering Warrants have the right to require the Company or a successor entity to redeem the Offering Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the Offering Warrants have the right to require the Company or a successor entity to redeem the Offering Warrants in the amount of the Black Scholes value of the unexercised portion of the Offering Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. The Offering Warrants meet the equity classification requirements and thus are recorded in additional paid-in capital on the accompanying consolidated balance sheets. As of  December 31, 2022, 3,461,858 Offering Warrants have been exercised for 3,030,881 shares of common stock and gross proceeds of approximately $16.9 million. These amounts are exclusive of the Offering Warrants exercised as part of the  January 2021 Inducement Transaction discussed below.

Underwriter Warrant

On  January 12, 2021, pursuant to the terms of the Underwriting Agreement, the Company issued to the Underwriter a warrant to purchase 806,932 shares of the Company’s common stock (the “Underwriter Warrant”). The Underwriter Warrant is subject to substantially the same terms and conditions as the Warrants. If the Underwriter exercises any additional portion of its over-allotment option, then the Company shall issue the Underwriter an additional Underwriter Warrant exercisable for a number of shares of common stock equal to 5.0% of the number of shares of common stock issued in such over-allotment exercise (including the shares of common stock issuable upon the exercise of any Warrants issued in connection therewith). In connection with the closing of the Underwriter's partial exercise of its over-allotment option, on  February 3, 2021, the Underwriter was issued an additional warrant to purchase 18,702 shares of common stock. As of  December 31, 2022, 400,000 Underwriter Warrants have been exercised for 400,000 shares of common stock and gross proceeds of approximately $3.3 million.

January 2021 Warrant Exercise Inducement Letters and Issuance of Warrants

On  January 26, 2021, the Company entered into warrant exercise inducement offer letters (  “January 2021 Inducement Transaction”) with certain holders of warrants issued in the Public Offering discussed above (the "Existing Warrants") (collectively, the “Exercising Holders”) pursuant to which such holders agreed to exercise for cash their Existing Warrants to purchase 6,620,358 shares of the Company’s common stock in exchange for the Company’s agreement to issue new warrants to purchase up to 7,944,430 shares of the Company’s common stock  (the  “January 2021 Inducement Warrants”) on substantially the same terms as the Existing Warrants. The Company received aggregate gross proceeds of approximately $44.0 million from the exercise of the Existing Warrants by the Exercising Holders and the sale of the  January 2021 Inducement Warrants. The Company engaged Roth as its exclusive placement agent in connection with these transactions and paid Roth a fee equal to 6% of gross proceeds from the exercise of the Existing Warrants by the Exercising Holders and the sale of the  January 2021 Inducement Warrants.

The  January 2021 Inducement Warrants were immediately exercisable and expire on the fifth anniversary of their issuance date. The  January 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the  January 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates)  may not exercise any portion of the  January 2021 Inducement Warrant to the extent that the holder and its affiliates would own more than 4.99% (or, upon election by a holder prior to the issuance of its  January 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the  January 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the  January 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the  January 2021 Inducement Warrants, including any voting rights, until they exercise their  January 2021 Inducement Warrants. The  January 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction (as described in the  January 2021 Inducement Warrants), the holders of the  January 2021 Inducement Warrants will be entitled to receive upon exercise of the  January 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the  January 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the  January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  January 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the  January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the   January 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  January 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the  January 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of  December 31, 2022, 1,676,921  January 2021 Inducement Warrants have been exercised for 1,676,921 shares of common stock and gross proceeds of approximately $10.7 million. These amounts are exclusive of the  January 2021 Inducement Warrants exercised as part of the  June 2021 Inducement Transaction discussed below.

In accordance with the  January 2021 Inducement Transaction we recognized a deemed dividend of $37.4 million for the year ended December 31, 2021, which is the difference between the grant date fair value of the  January 2021 Inducement Warrants and the purchase price of the  January 2021 Inducement Warrants. This deemed dividend is added to net loss to arrive at net loss attributable to common stockholders on the consolidated statements of operations.

June 2021 Warrant Exercise Inducement Letters and Issuance of Warrants

On  June 18, 2021, the Company entered into warrant exercise inducement offer letters (  “June 2021 Inducement Transaction”) with certain holders of warrants issued in the  January 2021 Inducement Transaction discussed above (the  "January 2021 Inducement Warrants") (collectively, the  “June 2021 Exercising Holders”) pursuant to which such holders agreed to exercise for cash their  January 2021 Inducement Warrants to purchase 6,117,509 shares of the Company’s common stock in exchange for the Company’s agreement to issue new warrants to purchase up to 1,529,379 shares of the Company’s common stock (the  “June 2021 Inducement Warrants”) on substantially the same terms as the  January 2021 Inducement Warrants,. The Company received aggregate gross proceeds of approximately $39.1 million from the exercise of the  January 2021 Inducement Warrants by the  June 2021 Exercising Holders and the sale of the  June 2021 Inducement Warrants. The Company engaged Roth as its exclusive placement agent in connection with these transactions and paid Roth a fee equal to 6% of gross proceeds from the exercise of the  January 2021 Inducement Warrants by the  June 2021 Exercising Holders and the sale of the  June 2021 Inducement Warrants.

The  June 2021 Inducement Warrants were immediately exercisable and expire on  December 31, 2026. The  June 2021 Inducement Warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice, provided that payment in full for the number of shares of the Company’s common stock purchased upon such exercise is delivered to the Company in accordance with the terms of the  June 2021 Inducement Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder  may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the warrants. A holder (together with its affiliates)  may not exercise any portion of the  June 2021 Inducement Warrant to the extent that the holder and its affiliates would own more than 4.99% (or, upon election by a holder prior to the issuance of its  June 2021 Inducement Warrants, 9.99%) of the Company’s outstanding common stock immediately after exercise. Except as otherwise provided in the  June 2021 Inducement Warrants or by virtue of such holder’s ownership of shares of the Company’s common stock, the holders of the  June 2021 Inducement Warrants do not have the rights or privileges of holders of common stock with respect to the shares of common stock underlying the  June 2021 Inducement Warrants, including any voting rights, until they exercise their  June 2021 Inducement Warrants. The  June 2021 Inducement Warrants provide that holders have the right to participate in distributions or dividends paid on the Company’s common stock. In the event of a fundamental transaction (as described in the  June 2021 Inducement Warrants), the holders of the  June 2021 Inducement Warrants will be entitled to receive upon exercise of the  June 2021 Inducement Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the  June 2021 Inducement Warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction which is approved by the Company’s board of directors, the holders of the  June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  June 2021 Inducement Warrants for cash in the amount of the Black Scholes value of the unexercised portion of the  June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction. In the event of a fundamental transaction which is not approved by the Company’s board of directors, the holders of the   June 2021 Inducement Warrants have the right to require the Company or a successor entity to redeem the  June 2021 Inducement Warrants in the amount of the Black Scholes value of the unexercised portion of the  June 2021 Inducement Warrants on the date of the consummation of the fundamental transaction payable in the form of consideration paid to the holders of common stock in such fundamental transaction. As of  December 31, 2022, and 2021, no  June 2021 Inducement Warrants have been exercised.

In accordance with the  June 2021 Inducement Transaction, we recognized a deemed dividend of $16.9 million for the year ended December 31, 2021, which is the difference between the grant date fair value of the  June 2021 Inducement Warrants and the purchase price of the  June 2021 Inducement Warrants. This deemed dividend is added to net loss to arrive at net loss attributable to common stockholders on the consolidated statements of operations.

K.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In  November 2014, the Board of Directors of the Company ("the Board"), and in  April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in   April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan is 6,889,885 as of  December 31, 2022. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on  January 1 of each year, beginning on  January 1, 2016, and ending on and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on  December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the A&R 2014 Plan, on  January 1, 2023, the common stock reserved for issuance under the A&R 2014 Plan automatically increased by 1,381,612 shares.

During the years ended December 31, 2022, and 2021, no stock options were exercised.

In June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), following its adoption by the Board in April 2021. The maximum number of shares of common stock that may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of  December 31, 2022, 82,635 shares have been issued under the ESPP.

In January 2023, our Board approved the 2023 Employment Inducement Award Plan (“2023 Plan”). The maximum number of shares of common stock that may be issued under the 2023 Plan is 1,500,000.

Stock-based compensation expense recorded under the Incentive Stock Plan, 2014 Plan, A&R 2014 Plan, and ESPP is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2022	2021
Research and development	$1,443	$914
General and administrative	2,851	1,522
Total stock-based compensation expense	$4,294	$2,436

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

Using the Black-Scholes option-pricing model, the weighted-average fair value of awards granted during the years ended December 31, 22 and 2021, fair value was $5.01 and $7.53 per share, respectively. The assumptions used to estimate fair value are as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.70% - 3.80%	0.92% - 1.55%
Expected term (in years)	5.50 - 7.00	5.50 - 10.00
Expected volatility	91.28% - 98.91%	96.91% - 102.57%
Expected dividend yield	0	0

The activity under the Incentive Stock Plan, 2014 Plan and A&R 2014 Plan for the year ended December 31, 2022, is summarized as follows:

		Weighted	Weighted Avg	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding balance at January 1, 2022	1,273,879	$27.58	8.73	$254,207
Granted	1,434,245	$6.32
Exercised or released	-	$-
Canceled or forfeited	245,593	$9.23		$74,033
Expired	6,124	$93.60
Outstanding balance at December 31, 2022	2,456,407	$16.84	8.51	$11,819
Exercisable at December 31, 2022	615,001	$44.52	6.99	$2,722
Vested and expected to vest at December 31, 2022	2,375,700	$17.15	8.49	$11,628

Information regarding currently outstanding and exercisable options as of December 31, 2022, is as follows:

	Options Outstanding		Options Exercisable
		Weighted Avg		Weighted Avg
	Number of	Remaining	Number of	Remaining
Exercise Price	Shares	Contractual Term	Shares	Contractual Term
$2.848 to $10.00	2,175,436	8.90	351,151	8.19
$10.01 to $30.00	69,375	8.17	69,375	8.17
$30.01 to $50.00	68,514	6.11	51,393	6.11
$50.01 to $70.00	41,866	4.08	41,866	4.08
$70.01 to $327.20	101,216	3.70	101,216	3.70
	2,456,407	8.51	615,001	6.99

The total fair value of stock options vested during the years ended December 31, 2022 and 2021, was $3.7 million and $2.0 million, respectively.

Unvested stock options as of December 31, 2022 and 2021, were as follows:

	Number of Unvested Options
	December 31,
Exercise Price	2022	2021
$2.848 to $10.00	1,824,285	861,139
$10.01 to $30.00	-	60,000
$30.01 to $50.00	17,121	36,190
$50.01 to $70.00	-	-
$70.01 to $327.20	-	9,335
Total number of unvested stock options	1,841,406	966,664

As of December 31, 2022, there was $8.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2014 Plan and A&R 2014 Plan. That compensation cost is expected to be recognized over a weighted-average period of 2.82 years.

There was $0.4 million and $0.4 million
of
stock-based compensation expense related to performance-based awards recognized during the years ended
December 31,  2022, and  2021, respectively.

L.	Fair Value of Financial Instruments

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

The carrying amounts of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2022 and 2021 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
OTA Warrant liability	$1	$-	$-	$1
Total liabilities	$1	$-	$-	$1
Securities:
U.S. government-sponsored agency securities	$7,189	$-	$7,189	$-
U.S. Treasury securities	9,711	9,711	-	-
Total assets	$16,900	$9,711	$7,189	$-

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
OTA Warrant liability	$288	$-	$-	$288
Embedded Warrant Put Option	18	-	-	18
KVK Warrant liability	24	-	24	-
Total liabilities	$330	$-	$24	$306

The Company’s OTA Warrant liability, embedded Warrant Put Option and securities are measured at fair value on a recurring basis. As of  December 31, 2022, and 2021, the OTA Warrant liability and embedded Warrant Put Option are reported on the accompanying consolidated balance sheets in derivative and warrant liability. As of December 31, 2022, and 2021, the securities are reported on the accompanying consolidated balance sheets in short-term and long-term investments. The Company used a Monte Carlo simulation to value the OTA Warrant liability and embedded Warrant Put Option for all periods presented herein. Significant unobservable inputs used in measuring the fair value of these financial instruments included the Company’s estimated enterprise value, an estimate of the timing of a liquidity or fundamental change event and a present value discount rate. Changes in the fair value of the OTA Warrant liability and embedded Warrant Put Option are reflected in the accompanying consolidated statements of operations for the years ended  December 31, 2022, and 2021, as a fair value adjustment related to derivative and warrant liability.

The derivative liability for the OTA Warrant was $1,000 and $288,000 at  December 31, 2022, and 2021, respectively. The derivative liability for the embedded Warrant Put Option was $0 and $18,000 at  December 31, 2022, and 2021, respectively. A 10% increase in the enterprise value would result in a negligible increase in the estimated fair value of the OTA Warrant liability and the estimated fair value of the embedded Warrant Put Option liability. In addition, the Company assumed a weighted-average probability of a liquidity event occurring of approximately 25% with an estimated probability-weighted value of approximately $30.0 million and a weighted-average probability of a fundamental change event occurring of approximately 28% with an estimated probability-weighted value of approximately $379 million, respectively, with estimated timing in each scenario of the fourth quarter of 2023.

The Company’s KVK Warrant liability is measured at fair value on a recurring basis. As of  December 31, 2022, and 2021, the KVK Warrant liability is reported on the accompanying consolidated balance sheets in derivative and warrant liability. The Company estimates the fair value of the KVK Warrant using a probability-weighted Black-Scholes option-pricing model, which requires the use of subjective assumptions, including the expected term of the warrant, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the warrant. The expected term represents the period of time the warrant is expected to be outstanding. For the KVK Warrant, the Company used an expected term equal to the contractual term of the warrant. Expected volatility is based on the Company's historical volatility since the IPO. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. Changes in the fair value of the KVK Warrant liability are reflected in the consolidated statements of operations for the years ended  December 31, 2022, and 2021, as a fair value adjustment related to derivative and warrant liability.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	2022	2021
Balance as of beginning of period	$306	$255
Adjustment to fair value	(305)	51
Balance as of end of period	$1	$306

M.	Income Taxes

The Company’s financial statements include a total state tax expense of $31,000 and state tax benefit of $34,000 related to research and development credits on a loss before income taxes of approximately $42.3 million and $8.5 million for the years ended December 31, 2022 and 2021, respectively. The Company met the requirements to receive a tax credit of $0.8 million for losses in Denmark resulting from research and development costs, which is included in income tax benefit for the year ended December 31, 2022. A reconciliation of the difference between the (expense)/benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands, except amounts pertaining to rate which are shown as a percentage):

	Year ended December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
Effect of:
Change in valuation allowance	(22.06)	(28.39)
Return to provision and deferred true-up	(3.41)	(0.26)
Federal research and development credit	1.16	-
State research and development credit	0.07	-
Change in rate	0.51	3.00
State tax benefit (net of federal)	3.03	5.14
Warrant liability	0.16	(0.06)
Stock-based compensation	(0.69)	(2.68)
PPP Loan forgiveness	-	1.94
Global intangible low-taxed income credit	(1.22)	-
Foreign research and development excess benefit	3.16	-
Other	0.15	(0.08)
Federal income tax provision effective rate	1.86%	(0.39)%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets relating to:
Net operating loss carryforwards	$66,373	$60,977
Research and development tax carryforward	6,900	6,411
Stock-based compensation	4,185	4,807
174 expenses	3,730	-
Right-of-use liability	359	424
Property and equipment	22	14
Other deferred tax assets	598	288
Total gross deferred tax assets	82,167	72,921
Deferred tax liabilities relating to:
Right-of-use asset	(336)	(401)
Other deferred tax liabilities	-	(9)
Total gross deferred tax liabilities	(336)	(410)
Deferred tax assets less liabilities	81,831	72,511
Valuation allowance	(81,831)	(72,511)
Net deferred tax asset (liability)	$-	$-

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

The Company recorded certain retainable research and development tax credits as income tax benefit in the consolidated statement of operations for the year ended December 31, 2022. These refundable tax credits are a result of increased qualified research and development spending in certain jurisdictions which allow for a refundable credit even when the Company has no current period income tax expense.

In accordance with the Tax Cuts and Jobs Act of 2017, the Company evaluated its plans for reinvestment or repatriation of current and future earnings of foreign operations and determined to indefinitely reinvest current and future earnings of foreign operations in the foreign operation. The Company has not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor does the Company anticipate the need to do so. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized.

The Company has federal operating loss carryforwards totaling $236.0 million, $138.1 million of which, if not utilized, will begin to expire in 2027 and $97.9 million of which have no expiration date.

The Company also has certain state net operating loss carryforwards totaling $225.2 million, which, if not utilized, will begin to expire in 2027. Due to potential ownership changes that may have occurred or would occur in the future, Internal Revenue Code Section 382 may place additional limitations on the Company’s ability to utilize the net operating loss carryforward.

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

N.	Net Loss Per Share

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

Under the two-class method, for periods with net income attributable to common stockholders, basic net income attributable to common stockholders per share of common stock is computed by dividing the undistributed net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Undistributed net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed and subtracting the actual or deemed dividends declared. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net income attributable to common stockholders per share of common stock is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus the potential dilutive effects of stock options and warrants. In addition to analyzing under the two class method, the Company analyzes the potential dilutive effect of stock options and warrants, under the treasury-stock method when calculating diluted income (loss) attributable to common stockholders per share of common stock, in which it is assumed that the stock options and warrants convert into common stock at the beginning of the period or date of issuance, if the stock option or warrant was issued during the period. The Company reports the more dilutive of the approaches (two-class or treasury-stock/if-converted) as its diluted net income (loss) attributable to common stockholders per share of common stock during the period.

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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	December 31,
	2022	2021
Awards under equity incentive plans	2,456,407	1,273,879
Common stock warrants	4,252,600	4,221,350
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	6,709,007	5,495,229

A reconciliation from net loss to basic net loss attributable to common stockholders per share of common stock and diluted net loss attributable to common stockholders per share of common stock for the years ended  December 31, 2022, and 2021, is as follows (in thousands):

	December 31,
	2022	2021
Basic and diluted net loss per share of common stock:

Net loss	$(41,543)	$(8,555)
Less: Dividends declared or accumulated	-	(54,342)
Net loss attributable to common stockholders	$(41,543)	$(62,897)
Less: Net loss attributable to participating securities	$-	$-
Undistributed net loss attributable to shares of common stockholders, basic and diluted	$(41,543)	$(62,897)
Weighted average number of shares of common stock outstanding, basic and diluted	34,489	29,766
Basic and diluted net loss attributable to common stockholders per share of common stock	$(1.20)	$(2.11)

O.	Leases

The Company has operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. The Company determines if an arrangement is a lease at contract inception. Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company does not separate lease and non-lease components. Leases with a term of 12 months or less at commencement are not recorded on the consolidated balance sheets. Lease expense for these arrangements is recognized on a straight-line bases over the lease term. The Company’s leases have remaining lease terms of less than 1 year to approximately 4 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year.

Effective June 1, 2021, the Company agreed to sublease office space in Florida, comprised of one of the two contiguous suites, under a non-cancelable operating lease, which expires in February 2026.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
Lease Cost	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$129	$129
Interest on lease liabilities	2	9
Total finance lease cost	131	138
Operating lease cost	418	365
Short-term lease cost	210	199
Variable lease cost	39	47
Less: sublease income	(157)	(91)
Total lease costs	$641	$658

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$9
Financing cash flows from finance leases	16	173
Operating cash flows from operating leases	522	460
Operating cash flows from short-term leases	210	199
Operating cash flows from variable lease costs	39	47

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$-	$-
Operating leases	123	-

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	December 31,
	2022	2021
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(780)	(651)
Property and equipment, net	$251	$380

Other current liabilities	$6	$15
Other long-term liabilities	-	6
Total finance lease liabilities	$6	$21

Operating Leases
Operating lease right-of-use assets	$988	$1,141
Total operating lease right-of-use assets	$988	$1,141

Current portion of operating lease liabilities	$480	$356
Operating lease liabilities, less current portion	843	1,232
Total operating lease liabilities	$1,323	$1,588

Weighted Average Remaining Lease Term
Finance leases	1 year	1 year
Operating leases	3 years	4 years

Weighted Average Discount Rate
Finance leases	14.3%	12.0%
Operating leases	7.3%	7.5%

Maturities on lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2023	$7	$563
2024	-	488
2025	-	389
2026	-	30
2027	-	-
Thereafter	-	-
Total lease payments	7	1,470
Less: future interest expense	(1)	(147)
Lease liabilities	$6	$1,323

P.	Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) that covers substantially all employees. The Company may provide a discretionary match with a maximum amount of 4% of the participant’s compensation, which vests immediately. The Company made matching contributions under the 401(k) Plan of $197,000 and $164,000 for the years ended December 31, 2022, and 2021, respectively.

The Company has a discretionary profit sharing plan (the “Profit Sharing Plan”) that covers all employees. Employees become eligible participants in the Profit Sharing Plan once they have provided three years of service to the Company. The Company made no contributions to the Profit Sharing Plan in 2022, or 2021.

Q.	Significant Events

On January 6, 2023, the Board appointed Richard W. Pascoe to serve as the Company’s Chief Executive Officer, effective immediately. Concurrently with his appointment as Chief Executive Officer, Mr. Pascoe stepped down as the Company’s Executive Chairman. Mr. Pascoe will continue to serve as a member of the Board. Mr. Pascoe has been designated as the Company’s principal executive officer, succeeding Travis C. Mickle, Ph.D., the Company’s President and former Chief Executive Officer, in such role. On January 6, 2023, Dr. Mickle resigned his role (i) as Chief Executive Officer, effective immediately, and (ii) as President and as a member of the Board, in each case, effective as of the date of the Company’s 2023 Annual Meeting of Stockholders. Additionally, the Board has appointed Matthew R. Plooster, a member of the Board, as the Chairman of the Board.

In connection with Mr. Pascoe’s appointment as the Company’s Chief Executive Officer, the Company and Mr. Pascoe entered into an amendment to the employment agreement, dated November 5, 2021, by and between the Company and Mr. Pascoe (the “Amendment”). Pursuant to the Amendment, Mr. Pascoe became entitled to receive an option under the A&R 2014 Plan to purchase 700,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on January 9, 2023. The option will vest in four equal annual installments, with the first such installment occurring on January 6, 2024 (subject to Mr. Pascoe’s continued service to the Company through the applicable vesting date).

In connection with the management transition, the Company entered into (i) a transition agreement with Dr. Mickle (the “Transition Agreement”) and (ii) a consulting agreement with Dr. Mickle (the “Consulting Agreement”). Pursuant to the terms of the Transition Agreement, subject to his timely delivering a release of claims in the Company’s favor, Dr. Mickle will receive severance payments and benefits consisting of (i) continued payment of his base salary for 18 months following the date on which Dr. Mickle’s employment with the Company ends (the “Separation Date”), (ii) up to 18 months of continued medical, dental and vision coverage pursuant to COBRA and (iii) a one-time, lump sum bonus payment equal to a pro rata amount of his annual performance-based target bonus for the year in which the Separation Date occurs. In addition, immediately prior to the Separation Date, all outstanding options to purchase the Company’s common stock held by Dr. Mickle will be vested in full, and such accelerated vested options may be exercised through the later of (i) the 18-month anniversary of the date of the Transition Agreement and (ii) the date of the termination of the Consulting Agreement. Pursuant to the terms of the Consulting Agreement, Dr. Mickle has agreed to provide consulting services until the first anniversary of the Company’s 2023 Annual Meeting of Stockholders. In exchange for such services, Dr. Mickle will receive consulting fees of $40,000 per month. In addition, Dr. Mickle was granted, under the A&R 2014 Plan, 547,945 performance-based restricted stock units, which will vest in full upon the timely achievement of a clinical and development milestone, subject to forfeiture upon certain disqualifying events.

R.	Subsequent Events

The Company evaluated events and transactions occurring subsequent to December 31, 2022, through March 7, 2023, the date the accompanying financial statements were issued. During this period, there were no subsequent events, other than the debt activity discussed in Note G, the adoption of the 2023 Plan discussed in Note K, and the significant events disclosed in Note Q, that required recognition in the accompanying consolidated financial statements nor were there any additional nonrecognized subsequent events that required disclosure.

EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc.
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.1.2	Certificate of Elimination of Series A Convertible Preferred Stock of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.3	Certificate of Elimination of Series B-1 Convertible Preferred Stock of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.4	Certificate of Elimination of Series B-2 Convertible Preferred Stock of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 24, 2023).
3.2

Amended and Restated Bylaws, as currently in effect, of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 24, 2023).

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

10.3.1	Fourth Amendment to Senior Secured Convertible Note and Warrant, effective as of October 3, 2016, by and between the Registrant and Deerfield Private Design Fund III, L.P. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on October 3, 2016).
10.3.2	Amendment to Convertible Note and Warrant Agreement, dated November 20, 2018, between the Company and Deerfield Private Design Fund III, L.P. (as incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on November 20, 2018).
10.3.3	Seventh Amendment to Senior Secured Convertible Note and Sixth Amendment to Warrant, dated February 28, 2019, between the Company and Deerfield Private Design Fund III, L.P. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.3.4	Amendment to Senior Secured Convertible Notes and Amendment to Warrant, dated as of February 17, 2020, by and among Registrant and the noteholders party thereto (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 18, 2020)
10.3.5	Amendment to Senior Secured Convertible Notes and Amendment to Warrant, dated as of January 12, 2021, by and among the Company, Deerfield Private Design Fund III, L.P. and Deerfield Special Situations Fund, L.P.(incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2021)
10.4	Warrant to Purchase Shares of Series D Preferred Stock issued to Deerfield Private Design Fund III, L.P., dated as of June 2, 2014 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).
10.4.1	Form of Stock Purchase Warrant to purchase shares of Series D Convertible Preferred Stock issued in bridge financing, along with a schedule of warrant holders (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-202660) as filed with the SEC on March 11, 2015).

EXHIBITS, CONTINUED

Exhibit No.	Description
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

10.7.3#	Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2021).
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

10.7.6#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2019)
10.7.7#	2021 Employee Stock Purchase Plan (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2021).
10.7.8*#	2023 Employment Inducement Award Plan and forms of award agreements thereunder.
10.8*#	Eighth Amended and Restated Non-Employee Director Compensation Policy effective February 15, 2023.
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

10.12.2#	Transition Agreement by and between the Registrant and Travis C. Mickle, Ph.D., dated as of January 4, 2023, as amended (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 9, 2023).
10.12.3#+	Consulting Agreement by and between the Registrant and Travis C. Mickle, Ph.D., dated as of January 6, 2023 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 9, 2023).
10.13#

Amended and Restated Employment Agreement by and between the Registrant and Sven Guenther, dated as of April 13, 2016 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2016).

10.14#	Executive Employment Agreement by and between the Registrant and Richard W. Pascoe, dated as of November 5, 2021 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on November 10, 2021).
10.14.1#	Amendment to Executive Employment Agreement by and between the Registrant and Richard W. Pascoe, dated as of January 6, 2023 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 9, 2023).

EXHIBITS, CONTINUED

Exhibit No.	Description
10.15	Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of November 3, 2014 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.15.1	First Amendment to the Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of April 21, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.15.2	Second Amendment to the Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of December 22, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.15.3	Third Amendment to the Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of July 15, 2016 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.16+	Collaboration and License Agreement by and between the Company and KVK Tech, Inc. dated as of October 25, 2018 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.16.1+	Warrant to Purchase Shares of Common Stock issued to KVK Tech, Inc. dated October 25, 2018 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 1, 2019).
10.17	Purchase Agreement, dated February 17, 2020, by and between the Registrant and Lincoln Park Capital Fund, LLC. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 18, 2020).
10.18+	Collaboration and License Agreement, dated as of September 3, 2019, by and between the Registrant and Boston Pharmaceuticals Holdings SA (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 4, 2019).
10.19+	Amendment No. 1 to Collaboration and License Agreement, effective as of April 8, 2021, by and between the Company and Commave Therapeutics SA (formerly known as Boston Pharmaceuticals Holdings SA) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2021).
10.20	Form of Inducement Letter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 26, 2021).
10.21	Form of Inducement Letter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
10.22	Equity Distribution Agreement, dated July 2, 2021, by and among the Company, JMP Securities LLC and RBC Capital Markets, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 2, 2021).
10.23†	Asset Purchase Agreement by and among the Registrant, Zevra Denmark A/S and Orphazyme A/S, in restructuring, dated May 15, 2022 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on May 16, 2022).
10.24	Revolving Loan Agreement dated May 31, 2022 by and among the Registrant and Ameris Bank, as lender (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 1, 2022).
16.1	Letter from RSM US LLP dated June 17, 2022 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 17, 2022).
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

Zevra Therapeutics, Inc.

Dated: March 7, 2023	By:	/s/ Richard W. Pascoe
Richard W. Pascoe
Chief Executive Officer (Principal Executive Officer)

Dated: March 7, 2023	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitute and appoint Richard W. Pascoe and R. LaDuane Clifton, and each of them (with full power to each of them to act alone), as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Pascoe
Richard W. Pascoe	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2023

/s/ R. LaDuane Clifton
R. LaDuane Clifton, CPA	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 7, 2023

/s/ Timothy J. Sangiovanni
Timothy J. Sangiovanni, CPA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 7, 2023

/s/Travis C. Mickle, Ph.D.
Travis C. Mickle, Ph.D.	President and Director	March 7, 2023

/s/ Matthew R. Plooster
Matthew R. Plooster	Chairman of the Board of Directors	March 7, 2023

/s/ Joseph B. Saluri
Joseph B. Saluri	Director	March 7, 2023

/s/ Tamara A. Favorito
Tamara A. Favorito	Director	March 7, 2023

/s/ David S. Tierney
David S. Tierney	Director	March 7, 2023

/s/ Christopher Posner
Christopher Posner	Director	March 7, 2023