Form 10-Q
period 2023-06-30
ZEVRA THERAPEUTICS, INC.
filed 2023-08-14
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the registrant had 33,932,639 shares of common stock outstanding.

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

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	our ability to raise additional funds on commercially reasonable terms, or at all, in order to support our continued operations;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and results of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our products and product candidates;

●	the size and characteristics of the markets that may be addressed by our products and product candidates;

●	our intention to seek to establish, and the potential benefits to us from, any strategic collaborations or partnerships for the development or sale of our products and product candidates; if approved;

●	our expectations as to future financial performance, expense levels and liquidity sources;

●	the timing of commercializing our products and product candidates, if approved;

●	senior leadership and board member transitions and refreshments; and

●	other factors discussed elsewhere in this report.

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

PART I — FINANCIAL INFORMATION

Item 1.	unaudited condensed CONSOLIDATED Financial Statements

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$66,196	$65,466
Securities at fair value	20,696	16,900
Short-term investments - other	479	481
Accounts and other receivables	14,033	8,299
Prepaid expenses and other current assets	2,023	1,877
Total current assets	103,427	93,023
Inventories	546	671
Property and equipment, net	689	794
Operating lease right-of-use assets	803	988
Long-term investments - other	—	20,000
Other long-term assets	53	53
Total assets	$105,518	$115,529

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$10,510	$6,169
Current portion of operating lease liabilities	456	480
Current portion of discount and rebate liabilities	6,965	4,655
Other current liabilities	321	422
Total current liabilities	18,252	11,726
Line of credit payable	12,709	12,800
Operating lease liabilities, less current portion	627	843
Discount and rebate liabilities, less current portion	5,114	4,327
Other long-term liabilities	317	26
Total liabilities	37,019	29,722

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2023 or December 31, 2022	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 35,503,697 shares issued and 33,928,005 shares outstanding as of June 30, 2023; 35,450,257 shares issued and 34,540,304 shares outstanding as of December 31, 2022	3	3
Additional paid-in capital	405,127	401,799
Treasury stock, at cost	(10,983)	(7,536)
Accumulated deficit	(325,423)	(308,572)
Accumulated other comprehensive (loss) income	(225)	113
Total stockholders' equity	68,499	85,807
Total liabilities and stockholders' equity	$105,518	$115,529

See accompanying notes to unaudited condensed consolidated financial statements.

 ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue, net	$8,470	$1,300	$11,349	$5,265
Operating expenses:
Cost of revenue	677	51	802	59
Research and development	7,433	4,795	16,277	7,877
Selling, general and administrative	7,005	3,558	13,839	6,292
Acquired in-process research and development	—	17,663	—	17,663
Total operating expenses	15,115	26,067	30,918	31,891
Loss from operations	(6,645)	(24,767)	(19,569)	(26,626)
Other (expense) income:
Interest expense	(197)	(36)	(379)	(41)
Fair value adjustment related to derivative and warrant liability	—	32	—	273
Fair value adjustment related to investments	131	(352)	327	(495)
Interest and other income, net	1,553	366	2,593	264
Total other income	1,487	10	2,541	1
Loss before income taxes	(5,158)	(24,757)	(17,028)	(26,625)
Income tax benefit	74	715	177	719
Net loss	$(5,084)	$(24,042)	$(16,851)	$(25,906)

Basic and diluted net loss per share of common stock:
Net loss	$(0.15)	$(0.70)	$(0.49)	$(0.75)
Weighted average number of shares of common stock outstanding:
Basic and diluted	33,898,233	34,447,206	34,180,818	34,476,737

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(5,084)	$(24,042)	$(16,851)	$(25,906)
Other comprehensive loss:
Foreign currency translation adjustment	(162)	—	(338)	—
Other comprehensive loss:	(162)	—	(338)	—
Comprehensive loss	$(5,246)	$(24,042)	$(17,189)	$(25,906)

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (loss)	Equity
Balance as of January 1, 2023	$3	$401,799	$(7,536)	$(308,572)	$113	$85,807
Net loss	—	—	—	(11,767)	—	(11,767)
Stock-based compensation expense	—	591	—	—	—	591
Shares repurchased as part of the Share Repurchase Program	—	—	(3,447)	—	—	(3,447)
Issuance of common stock in exchange for consulting services	—	42	—	—	—	42
Severance expense	—	354	—	—	—	354
Other comprehensive loss	—	—	—	—	(176)	(176)
Balance as of March 31, 2023	$3	$402,786	$(10,983)	$(320,339)	$(63)	$71,404
Net loss	—	—	—	(5,084)	—	(5,084)
Stock-based compensation expense	—	1,103	—	—	—	1,103
Issuance of common stock in exchange for consulting services	—	25	—	—	—	25
Severance expense	—	1,048	—	—	—	1,048
Issuance of common stock as part of the Employee Stock Purchase Plan	—	165	—	—	—	165
Other comprehensive loss	—	—	—	—	(162)	(162)
Balance as of June 30, 2023	$3	$405,127	$(10,983)	$(325,423)	$(225)	$68,499

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(in thousands)

		Additional			Total
	Common	Paid-in	Treasury	Accumulated	Stockholders'
	Stock	Capital	Stock, at cost	Deficit	Equity
Balance as of January 1, 2022	$4	$396,957	$(2,814)	$(267,029)	$127,118
Net loss	—	—	—	(1,864)	(1,864)
Stock-based compensation expense	—	918	—	—	918
Shares repurchased as part of the Share Repurchase Program	(1)	—	(4,722)	—	(4,723)
Issuance of common stock in exchange for consulting services	—	50	—	—	50
Balance as of March 31, 2022	$3	$397,925	$(7,536)	$(268,893)	$121,499
Net income	—	—	—	(24,042)	(24,042)
Stock-based compensation expense	—	1,510	—	—	1,510
Issuance of common stock in exchange for consulting services	—	50	—	—	50
Issuance of common stock as part of the Employee Stock Purchase Plan	—	216	—	—	216
Balance as of June 30, 2022	$3	$399,701	$(7,536)	$(292,935)	$99,233

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,851)	$(25,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,694	2,428
Severance expense	1,402	—
Depreciation and amortization expense	157	246
Fair value adjustment related to derivative and warrant liability	—	(273)
Fair value adjustment related to investments	(327)	495
Loss on sublease and disposal of property and equipment	—	9
Consulting fees paid in common stock	67	100
Acquired in-process research and development	—	17,663
Gain on foreign currency exchange	(138)	—
Change in assets and liabilities:
Accounts and other receivables	(5,734)	(1,292)
Prepaid expenses and other assets	(146)	(1,892)
Inventories	125	39
Operating lease right-of-use assets	161	(24)
Accounts payable and accrued expenses	3,338	630
Discount and rebate liability	3,097	496
Operating lease liabilities	(216)	(37)
Other liabilities	622	(339)
Net cash used in operating activities	(12,749)	(7,657)

Cash flows from investing activities:
Acquisitions, net	—	(14,090)
Purchases of property and equipment	(52)	(31)
Purchases of investments	(17,467)	(23,832)
Maturities of investments	34,000	1,025
Net cash provided by (used in) investing activities	16,481	(36,928)

Cash flows from financing activities:
Proceeds from issuance of debt	12,800	12,800
Repayment of debt	(13,007)	—
Proceeds from insurance financing arrangements	1,256	1,273
Proceeds from Employee Stock Purchase Plan	166	216
Payments of principal on insurance financing arrangements	(564)	(469)
Payments to repurchase shares as part of the Share Repurchase Program	(3,447)	(4,723)
Payment of offering costs	—	(68)
Repayment of principal on finance lease liabilities	(3)	(11)
Net cash (used in) provided by financing activities	(2,799)	9,018
Effect of exchange rate changes on cash and cash equivalents	(203)	—
Net increase (decrease) in cash and cash equivalents	730	(35,567)
Cash and cash equivalents, beginning of period	65,466	112,346
Cash and cash equivalents, end of period	$66,196	$76,779

Supplemental cash flow information:
Cash paid for interest	$261	$41

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that  may be expected for the full year ending  December 31, 2023.

This interim information should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended  December 31, 2022, filed with the United States Securities and Exchange Commission (“SEC”) on  March 7, 2023.

Basis of Presentation

The Company prepared the unaudited condensed consolidated financial statements in accordance with U.S. GAAP and the rules and regulations of the SEC and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary.

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

Entry into 2021 ATM Agreement

On  July 2, 2021, the Company entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. The Company filed a registration statement on Form S-3 covering the sale of the shares of its common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2021 ATM Agreement, which was declared effective on  July 12, 2021. As of June 30, 2023, no shares have been issued or sold under the 2021 ATM Agreement.

Share Repurchase Program

On December 20, 2021, the Company initiated a share repurchase program (the "Share Repurchase Program") pursuant to which the Company may repurchase up to $50 million of shares of its common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including the Company's business results, the receipt of royalties and sales milestones under the AZSTARYS License Agreement (refer to Note B), and potentially other sources of non-dilutive capital that may become available to the Company. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by the Company is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. As of June 30, 2023, the Company had repurchased 1,575,692 shares of its common stock for approximately $11.0 million under the Share Repurchase Program.

Reclassifications

Certain reclassifications were made to the 2022 unaudited condensed consolidated financial statements to conform to the classifications used in 2023. These reclassifications had no impact on the consolidated net loss, changes in stockholder's equity, or cash flows previously reported.

B.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Investments

The Company maintains investment securities that are classified as available-for-sale securities for which the Company has elected the fair value option under ASC 825, Financial Instruments. As such, these securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the unaudited condensed consolidated statements of operations. The securities primarily consist of U.S. Treasury securities and U.S. government-sponsored agency securities and are included in securities at fair value in the unaudited condensed consolidated balance sheets. As of June 30, 2023, and December 31, 2022, the Company held securities with an aggregate fair value of $20.7 million and $16.9 million, respectively, that contained aggregate unrealized losses of approximately $0.3 million and $0.6 million, respectively. Applying fair value accounting to these debt securities more accurately represents the Company's investment strategy due to the fact that excess cash is currently being invested for the purpose of funding future operations. In addition, the Company held certificates of deposit totaling $20.5 million as of December 31, 2022, which are included in investments - other in the condensed consolidated balance sheet as of December 31, 2022. These certificates of deposit matured in May 2023. Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities. Interest income is included in interest and other income, net in the unaudited condensed consolidated statements of operations.

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

The French Health Authorities and the manufacturer have agreed to a price for sales during the French nATU, but the final transaction price depends on the terms and conditions in the contracts with the French Health Authorities and is subject to price negotiations with the French Health Authorities, following market approval. Any excess in the price charged the manufacturer compared to the price agreed with the health authorities once the drug product is approved in France must be repaid. The repayment is considered in the clawback liability (rebate). An estimate of net revenue and clawback liability are recognized using the ‘expected value’ method. Accounting for net revenue and clawback liability requires determination of the most appropriate method for the expected final transaction price. This estimate also requires assumptions with respect to inputs into the method, including current pricing of comparable marketed products within the rare disease area in France. Management has considered the expected final sales price as well as the price of similar drug products. The Company is operating within a rare disease therapeutic area where there is unmet treatment need and hence a limited number of comparable commercialized drugs products. The limited available relevant market information for directly comparable commercialized drugs within rare disease increases the uncertainty in management's estimate.

For the three and six months ended June 30, 2023, the Company recognized revenue related to the Arimoclomol EAP in France of $2.8 million and $4.8 million, respectively, which is net of a clawback liability of $1.6 million and $3.1 million, respectively, and other gross to net adjustments. For the three and six months ended June 30, 2022, the Company recognized revenue related to the Arimoclomol EAP in France of $0.9 million, which is net of a clawback liability of $0.5 million during the same periods. As part of the Arimoclomol Purchase Agreement the Company assumed an estimated reserve liability of $5.2 million related to revenue generated from the Arimoclomol EAP in France. The total estimate reserve liability as of June 30, 2023, including the additional clawback liability for the six months ended June 30, 2023, was $12.1 million. The total reserve liability as of December 31, 2022, was $9.0 million. As of June 30, 2023, and December 31, 2022, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

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

As part of the accounting for these agreements, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. Generally, the estimation of the stand-alone selling price may include such estimates as independent evidence of market price, forecasted revenues or costs, development timelines, discount rates, and probability of regulatory success. The Company evaluates each performance obligation to determine if they can be satisfied at a point in time or over time, and it measures the services delivered to the licensee which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

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

AZSTARYS License Agreement

In  September 2019, the Company entered into a Collaboration and License Agreement (the “AZSTARYS License Agreement”) with Commave Therapeutics SA ("Commave"), an affiliate of Gurnet Point Capital ("GPC"). Under the AZSTARYS License Agreement, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-MPH, including AZSTARYS, or any other product candidates containing SDX and developed to treat ADHD or any other central nervous system ("CNS") disease. Corium, Inc. ("Corium") was tasked by Commave to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement. Pursuant to the AZSTARYS License Agreement, Commave agreed to pay milestone payments upon the occurrence of specified regulatory milestones related to AZSTARYS, additional fixed payments upon the achievement of specified U.S. sales milestones, and quarterly, tiered royalty payments based on a range of percentages of net sales. Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

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

In accordance with the terms of the Company’s  March 20, 2012 Termination Agreement with Aquestive Therapeutics, Aquestive Therapeutics has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to AZSTARYS or KP1077 under the AZSTARYS License Agreement.

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

The Company is entitled to additional payments from Commave conditioned upon the achievement of specified regulatory milestones related to AZSTARYS and the achievement of certain U.S. sales milestones. Further, Commave will pay the Company quarterly, tiered royalty payments based on a range of percentage of Net Sales (as defined in the AZSTARYS License Agreement). The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the three and six months ended June 30, 2023, the Company recognized $5.7 million and $6.3 million of revenue under the AZSTARYS License Agreement, respectively, which includes recognition of a $5.0 million net sales milestone that was met in June 2023. For the three and six months ended June 30, 2022, the Company recognized revenue under the AZSTARYS License Agreement of $0.1 million and $0.2 million, respectively, primarily related to royalties. There was no deferred revenue related to this agreement as of June 30, 2023, or December 31, 2022.

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

Under the Corium Consulting Agreement, the Company was entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was paid in quarterly installments through  March 31, 2022. The remaining $2.0 million was conditioned upon the approval by the FDA of the New Drug Application for Corium's product candidate, ADLARITY. This $2.0 million was earned in the first quarter of 2022. Corium also agreed to be responsible for and reimburse the Company for all development, commercialization and regulatory expenses incurred as part of the performance of the Corium Consulting Services. The Corium Consulting Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer / vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the Corium Consulting Agreement. The Company identified the performance of consulting services, which includes the reimbursement to the Company of third-party pass-through costs, as its only performance obligation at inception. The Company further determined that the transaction price, at inception, under the agreement was $13.6 million which is the fair value of the consulting services, including the reimbursement of third-party pass-through costs. The Company concluded that the regulatory milestone contains a significant uncertainty associated with a future event. As such, this milestone is constrained at contract inception and is not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments.

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

For the six months ended June 30, 2023, the Company recognized $0.2 million of revenue under the Corium Consulting Agreement. For the six months ended June 30, 2022, the Company recognized revenue under the Corium Consulting Agreement of $3.9 million, which included the $2.0 million milestone payment discussed above. No revenue was recognized under the Corium Consulting Agreement for the three months ended June 30, 2023, and 2022. As of June 30, 2023, and December 31, 2022, the Company had no deferred revenue related to this agreement. The Corium Consulting Agreement expired on March 31, 2023.

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

Accounts and Other Receivables

Accounts and other receivables consist of receivables under the AZSTARYS License Agreement and Arimoclomol EAP, as well as receivables related to consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and royalties on product sales. Receivables under the Arimoclomol EAP are recorded for product sales under the French nATU. These receivables, as well as the receivables related to consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of June 30, 2023, the Company had receivables related to the Arimoclomol EAP of $5.9 million, AZSTARYS License Agreement of $5.7 million, income tax receivables of $1.1 million, and other receivables of $1.3 million. As of  December 31, 2022, the Company had receivables related to the Arimoclomol EAP of $6.3 million, Corium Consulting Agreement of $0.2 million, AZSTARYS License Agreement of $0.5 million, income tax receivables of $0.9 million and other receivables of $0.4 million. As of June 30, 2023, and December 31, 2022, no reserve or allowance for doubtful accounts had been established.

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

The latest maturity date of the loans under the Line of Credit was  May 31, 2025. The Line of Credit contained customary events of default that could have led to an acceleration of the loans, including cross-default, bankruptcy and payment defaults. As of  December 31, 2022, the Company had drawn $12.8 million from the Line of Credit to finance the transactions under the Arimoclomol Purchase Agreement, and this amount was supported by a $12.8 million certificate of deposit which was shown as long-term investments - other in the unaudited condensed consolidated balance sheet as of December 31, 2022. The remaining $7.2 million under the Line of Credit was in a separate interest-bearing certificate of deposit and is also recorded as long-term investments - other in the unaudited condensed consolidated balance sheet as of December 31, 2022. These certificates of deposit were pledged as collateral against the Line of Credit and could not be redeemed so long as the $20.0 million remained available under the Line of Credit. The total value of the certificates of deposit held with Ameris Bank must meet or exceed the amount available to borrow under the Line of Credit so long as the Line of Credit remains active. On January 31, 2023, the Company repaid the $12.8 million outstanding under the Line of Credit in full and subsequently closed the Line of Credit. In conjunction with closing the Line of Credit, the maturity dates of the certificates of deposit were modified to May 27, 2023.

On January 26, 2023, the Company and Wells Fargo, as lender, entered into a revolving margin account agreement. The Company's investments are used as collateral for the loan and the amount the Company is able to borrow is limited to 80-90% of its outstanding investment balance held with Wells Fargo. The margin account bears interest at the Prime rate minus 225 basis-points. As of June 30, 2023, $12.7 million was outstanding under the margin account.

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

On May 31, 2023, the Company and KVK-Tech, Inc. ("KVK") terminated the Collaboration and License Agreement (the “Agreement”) that the parties entered into on October 25, 2018. In conjunction with the termination of the Agreement, the Company agreed to pay a settlement to KVK of $0.9 million, which is included in research and development in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2023, and is payable in October 2023. As of  December 31, 2022, no accruals have been made related to commitments and contingencies.

E.	Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of June 30, 2023, and December 31, 2022, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 35,503,697 and 35,450,257 shares of common stock were issued as of June 30, 2023, and December 31, 2022, respectively, and 33,928,005 and 34,540,304 shares of common stock were outstanding as of June 30, 2023, and December 31, 2022, respectively.

As of  June 30, 2023 and December 31, 2022, the Company had reserved authorized shares of common stock for future issuance as follows:

	June 30, 2023	December 31, 2022
Outstanding awards under equity incentive plans	7,027,739	2,456,407
Outstanding common stock warrants	4,252,490	4,252,600
Possible future issuances under equity incentive plans	2,731,788	4,421,508
Possible future issuances under employee stock purchase plans	1,375,175	1,417,365
Total common shares reserved for future issuance	15,387,192	12,547,880

Common Stock Activity

The following table summarizes common stock activity for the six months ended June 30, 2023:

Shares of Common Stock
Balance as of January 1, 2023	34,540,304
Common stock issued as compensation to third parties	7,129
Common stock repurchased as a result of the Stock Repurchase Plan	(665,739)
Common stock issued as a result of stock warrants exercised	110
Balance as of March 31, 2023	33,881,804
Common stock issued as a result of the Employee Stock Purchase Plan	42,190
Common stock issued as compensation to third parties	4,011
Balance as of June 30, 2023	33,928,005

Authorized, Issued, and Outstanding Preferred Stock

As of June 30, 2023, and December 31, 2022, the Company had 10,000,000 shares of authorized preferred stock, none of which were designated, issued, or outstanding.

Warrants to Purchase Common Stock

In prior periods, the Company issued warrants to purchase common stock to various third parties, of which 4,252,490 remain outstanding as of June 30, 2023, and 4,221,240 of these outstanding warrants are immediately exercisable.

The remaining 31,250 warrants are not initially exercisable for any shares of common stock but become exercisable upon the achievement of each of four specified milestones. The Company determined that these warrants qualify as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the unaudited condensed consolidated statements of operations. As of and for the three and six months ended June 30. 2023, the fair value of the liability associated with these warrants was immaterial.

Of the outstanding and exercisable warrants, 120,192 qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net loss per share calculation (Note H). The Company may be required to redeem these warrants for a cash amount equal to the Black-Scholes value of the portion of the warrants to be redeemed (the “Put Option”). The Company determined that these warrants and the Put Option should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the unaudited condensed statements of operations as a fair value adjustment. As of and for the three and six months ended June 30. 2023, the fair value of the liability associated with these warrants and the Put Option was immaterial.

F.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in  April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan is 8,271,497 as of June 30, 2023. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on  January 1 of each year, beginning on  January 1, 2016, and ending on and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on  January 1, 2023, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,381,612 shares.

During the three and six months ended June 30, 2023, and 2022, no stock options were exercised.

In  June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), following its adoption by the Board in April 2021. The maximum number of shares of common stock that  may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of June 30, 2023, 124,825 shares have been issued under the ESPP.

In January 2023, the Board approved the 2023 Employment Inducement Award Plan (the "2023 Plan"). The maximum number of shares of common stock that may be issued under the 2023 Plan is 1,500,000.

In May 2023, the Board approved the Ninth Amended and Restated Non-Employee Director Compensation Policy (the “Non-Employee Director Compensation Policy”). The equity compensation made pursuant to the Non-Employee Director Compensation Policy will be granted under the A&R 2014 Plan.

Stock-based compensation expense recorded under the Incentive Stock Plan, A&R 2014 Plan, ESPP and 2023 Plan is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$731	$422	$1,303	$733
Selling, general and administrative	372	1,088	391	1,695
Total stock-based compensation expense	$1,103	$1,510	$1,694	$2,428

There was no stock-based compensation expense related to performance-based awards recognized during the three and six months ended June 30, 2023. There was $0.4 million of stock-based compensation expense related to performance-based awards recognized during the three and six months ended June 30, 2022.

As a result of the Mickle Transition Agreement and the Pascoe Transition Agreement, as further discussed in Note J, certain stock options were modified, resulting in a net decrease in stock-based compensation expense of $0.2 million and $1.2 million for the three and six months ended June 30, 2023, respectively. The effects of these modifications are reflected in the table above within selling, general and administrative expenses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2023, and December 31, 2022 (in thousands):

	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities:
U.S. government-sponsored agency securities	$7,325	$—	$7,325	$—
U.S. Treasury securities	13,371	13,371	—	—
Total assets	$20,696	$13,371	$7,325	$—

	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities:
U.S. government-sponsored agency securities	$7,189	$—	$7,189	$—
U.S. Treasury securities	9,711	9,711	—	—
Total assets	$16,900	$9,711	$7,189	$—

H.	Net Loss Per Share

For all periods presented herein, the Company did not use the two-class method to compute net loss per share of common stock, even though it had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings, because these holders are not obligated to participate in a loss. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

Under the two-class method, for periods with net income, basic net income per share of common stock is computed by dividing the undistributed net income by the weighted average number of shares of common stock outstanding during the period. Undistributed net income is computed by subtracting from net income the portion of current period earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed and subtracting the actual or deemed dividends declared. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net income per share of common stock is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus the potential dilutive effects of stock options, warrants and other outstanding convertible securities. In addition to analyzing under the two-class method, the Company analyzes the potential dilutive effect of stock options and warrants, under the treasury-stock method and other outstanding convertible securities under the if-converted method when calculating diluted income (loss) per share of common stock, in which it is assumed that the stock options, warrants and other outstanding convertible securities convert into common stock at the beginning of the period or date of issuance, if the stock option, warrant or other outstanding convertible security was issued during the period. The Company reports the more dilutive of the approaches (two-class or treasury-stock/if-converted) as its diluted net income (loss) of common stock during the period.

As noted above, for all periods presented herein, the Company did not utilize the two-class approach as the Company was in a net loss position and the holders of the participating securities have no obligation to fund losses. The Company did analyze diluted net loss per share of common stock under the treasury-stock/if-converted method and noted that all outstanding stock options and warrants were anti-dilutive for the periods presented. For all periods presented, basic net loss per share of common stock was the same as diluted net loss per share of common stock.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Awards under equity incentive plans	7,027,739	2,529,569	7,027,739	2,529,569
Common stock warrants	4,252,490	4,252,600	4,252,490	4,252,600
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	11,280,229	6,782,169	11,280,229	6,782,169

A reconciliation from net loss to basic and diluted net loss per share of common stock for the three and six months ended June 30, 2023, and 2022, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic and diluted net loss per share of common stock:

Net loss, basic and diluted	$(5,084)	$(24,042)	$(16,851)	$(25,906)
Weighted average number of shares of common stock outstanding, basic and diluted	33,898	34,447	34,181	34,477
Basic and diluted net loss per share of common stock	$(0.15)	$(0.70)	$(0.49)	$(0.75)

I.	Leases

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

The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Cost	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$32	$32	$64	$64
Interest on lease liabilities	—	—	—	1
Total finance lease cost	32	32	64	65
Operating lease cost	114	99	227	190
Short-term lease cost	55	52	110	102
Variable lease cost	13	13	26	26
Less: sublease income	(39)	(39)	(78)	(78)
Total lease costs	$175	$157	$349	$305

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	3	11
Operating cash flows from operating leases	284	241
Operating cash flows from short-term leases	110	102
Operating cash flows from variable lease costs	26	26

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	—	146

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	June 30,	December 31,
	2023	2022
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(844)	(780)
Property and equipment, net	$187	$251

Other current liabilities	$3	$6
Other long-term liabilities	—	—
Total finance lease liabilities	$3	$6

Operating Leases
Operating lease right-of-use assets	$803	$988
Total operating lease right-of-use assets	$803	$988

Current portion of operating lease liabilities	$456	$480
Operating lease liabilities, less current portion	627	843
Total operating lease liabilities	$1,083	$1,323

Weighted Average Remaining Lease Term
Finance leases	1 year	1 year
Operating leases	3 years	3 years

Weighted Average Discount Rate
Finance leases	14.3%	14.3%
Operating leases	7.5%	7.3%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2023 (excluding the six months ended June 30, 2023)	$3	$275
2024	—	488
2025	—	389
2026	—	30
2027	—	—
Total lease payments	3	1,182
Less: future interest expense	0	(99)
Lease liabilities	$3	$1,083

J.	Significant Events

On January 6, 2023, the Board appointed Richard W. Pascoe to serve as the Company’s Chief Executive Officer, effective immediately. Concurrently with his appointment as Chief Executive Officer, Mr. Pascoe stepped down as the Company’s Executive Chairman. Mr. Pascoe continued to serve as a member of the Board until the date of the Company's 2023 Annual Meeting of Stockholders (the "Annual Meeting"), which was held on April 25, 2023. Mr. Pascoe was designated as the Company’s principal executive officer, succeeding Travis C. Mickle, Ph.D., the Company’s President and former Chief Executive Officer, in such role. On January 6, 2023, Dr. Mickle resigned from his role (i) as Chief Executive Officer, effective immediately, and (ii) as President and as a member of the Board, in each case, effective as of the date of the Annual Meeting. Additionally, on January 6, 2023, the Board appointed Matthew R. Plooster, a member of the Board, as the Chairman of the Board.

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

In connection with the management transition, the Company entered into (i) a transition agreement with Dr. Mickle (the “Mickle Transition Agreement”) and (ii) a consulting agreement with Dr. Mickle (the “Consulting Agreement”). Pursuant to the terms of the Mickle Transition Agreement, subject to his timely delivering a release of claims in the Company’s favor, Dr. Mickle will receive severance payments and benefits consisting of (i) continued payment of his base salary for 18 months following the date on which Dr. Mickle’s employment with the Company ends (the “Separation Date”), (ii) up to 18 months of continued medical, dental and vision coverage pursuant to COBRA and (iii) a one-time, lump sum bonus payment equal to a pro rata amount of his annual performance-based target bonus for the year in which the Separation Date occurs. In addition, immediately prior to the Separation Date, all outstanding options to purchase the Company’s common stock held by Dr. Mickle will be vested in full, and such accelerated vested options may be exercised through the later of (i) the 18-month anniversary of the date of the Transition Agreement and (ii) the date of the termination of the Consulting Agreement. Pursuant to the terms of the Consulting Agreement, Dr. Mickle has agreed to provide consulting services until the first anniversary of the Company’s 2023 Annual Meeting of Stockholders, which was held on April 25, 2023. In exchange for such services, Dr. Mickle will receive consulting fees of $40,000 per month. In addition, Dr. Mickle was granted, under the A&R 2014 Plan, 547,945 performance-based restricted stock units, which will vest in full upon the timely achievement of a clinical and development milestone, subject to forfeiture upon certain disqualifying events. The severance benefits consisted of personnel and other related charges of approximately $1.0 million and stock compensation expense of approximately $0.4 million related to the acceleration of vesting on unvested shares subject to certain stock options and the extension of the exercise period for certain stock options. These severance benefits are presented in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations for  the six months ended June 30, 2023. No severance expense was recognized for the three months ended June 30, 2023, related to the Mickle Transition Agreement. As of June 30, 2023, the Company had accrued severance expense recorded within accounts payable and accrued expenses  of approximately  $1.0 million in connection with the Mickle Transition Agreement.

At the Annual Meeting, each of John B. Bode, Douglas W. Calder, and Corey Watton was elected as a director of the Company and each of Richard W. Pascoe, Christopher A. Posner, and David S. Tierney ceased serving on the Company's Board of Directors. After the Annual Meeting, the Company's Board of Directors accepted the resignation of Richard W. Pascoe from his role as Chief Executive Officer on May 5, 2023, effective June 1, 2023, and appointed Tamara A. Favorito as the Chair of the Board of Directors. In connection with Mr. Pascoe’s resignation, the Company entered into a transition agreement with Mr. Pascoe (the “Pascoe Transition Agreement”). Pursuant to the terms of the Pascoe Transition Agreement, Mr. Pascoe will receive severance payments and benefits consisting of (i) continued payment of his base salary for 12 months following the date on which Mr. Pascoe’s employment with the Company ends (the “Separation Date”), (ii) up to 12 months of continued medical, dental and vision coverage pursuant to COBRA, (iii) an amount equal to Mr. Pascoe’s target annual bonus, pro-rated through the Separation Date and (iv) accelerated vesting of his outstanding equity awards. In addition, the exercise period of vested options to purchase the Company’s common stock held by Mr. Pascoe will be extended through the nine-month anniversary of the Separation Date. The severance benefits consisted of personnel and other related charges of approximately $0.8 million and stock compensation expense of approximately $1.0 million related to the acceleration of vesting on unvested shares subject to certain stock options and the extension of the exercise period for certain stock options. These severance benefits are presented in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023. As of June 30, 2023, the Company had accrued severance expense recorded within accounts payable and accrued expenses of approximately $0.8 million in connection with the Pascoe Transition Agreement.

In addition, on May 3, 2023, Matthew R. Plooster and Joseph B. Saluri indicated to the Board of Directors that they do not intend to stand for re-election at the Company's 2024 Annual Meeting of Stockholders, and that they intend to step down from the Board of Directors as soon as replacements are found. In May 2023, the Board of Directors appointed Christal M. M. Mickle, Co-Founder and Chief Development Officer, to serve as interim President and Chief Executive Officer effective on June 1, 2023.  On August 7, 2023, the Board of Directors appointed Thomas Anderson as a Class III director, with a term expiring at the Company's annual meeting of stockholders to be held in 2024 or until his earlier death, resignation, or removal. On August 7, 2023, Mr. Plooster resigned from the Board of Directors effective immediately after Mr. Anderson's appointment. The Board is currently conducting a search to identify a new Chief Executive Officer, as well as a new Board member to replace Mr. Saluri.

K.	Subsequent Events

The Company evaluated events and transactions occurring subsequent to June 30, 2023, through August 14, 2023, the date the accompanying unaudited condensed consolidated financial statements were issued. During this period, other than the appointment of Mr. Anderson as a Class III director and the resignation of Mr. Plooster from the Board of Directors on August 7, 2023, as disclosed in Note J, there were no subsequent events that required recognition in the accompanying unaudited condensed consolidated financial statements, nor were there any additional non-recognized subsequent events that required disclosure.

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

We have specialized expertise and a track record of success in advancing promising therapies that face complex clinical and regulatory challenges with an approach that balances science and data with patient need. The FDA has approved AZSTARYS®, a once-daily treatment for attention deficit hyperactivity disorder, or ADHD, in patients age six years and older containing our prodrug, SDX, and d-MPH. In September 2019, we entered into a collaboration and license agreement, or the AZSTARYS License Agreement, with Commave Therapeutics S.A. (formerly known as Boston Pharmaceutical S.A.), or Commave, an affiliate of Gurnet Point Capital, L.P. Under the AZSTARYS License Agreement, we granted to Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX and used to treat ADHD or any other CNS disease. Commave has tasked Corium, Inc., or Corium, an affiliate of Gurnet Point Capital, L.P., to lead all commercialization activities for AZSTARYS in the U.S. under the AZSTARYS License Agreement. Corium commercially launched AZSTARYS in the U.S. during the third quarter of 2021. In December 2021, Commave sublicensed commercialization rights for AZSTARYS in greater China to Shanghai Ark Biopharmaceutical Ltd. Year-to-date net sales of AZSTARYS surpassed $25 million, triggering the first net sales milestone payment of $5 million, which was earned and recognized in revenue in the second quarter of 2023, and received after quarter-end. Net sales trend supports the potential to earn a second net sales milestone during 2023.

The FDA has also approved APADAZ®, an immediate-release combination product containing benzhydrocodone, our prodrug of hydrocodone, and acetaminophen, for the short-term (no more than 14 days) management of acute pain severe enough to require opioid analgesic and for which alternative treatments are inadequate. In October 2018, we entered into a collaboration and license agreement, or the APADAZ License Agreement, with KVK-Tech, Inc., or KVK, under which we granted to KVK the exclusive license to manufacture and commercialize APADAZ in the U.S. On May 31, 2023, the Company and KVK terminated the APADAZ License Agreement.

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

Our most advanced product candidate, arimoclomol, is being developed for the treatment of NPC, a lysosomal storage disorder, or LSD. NPC is a rare neurodegenerative disease characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 live births. We estimate that approximately 1,500 individuals have been diagnosed, of which approximately 300 are in the United States and approximately 1,200 are in Europe. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options could increase awareness of the disease and assist in identifying more cases. Therapies to treat NPC are desperately needed, and for this reason, arimoclomol is currently being made available to NPC patients in the United States, France, Germany, and other European Union countries under various early access programs, or EAPs.

On September 16, 2020, the previous sponsor of the arimoclomol program, Orphazyme, submitted a new drug application, or NDA, seeking approval for arimoclomol to treat NPC. In June 2021, the FDA issued a complete response letter, or CRL, which means the FDA determined that it could not approve the NDA in its present form. Our aim is to prepare and resubmit an NDA that presents meaningful evidence of safety and efficacy of arimoclomol for its intended use. To that end, we are continuing to work diligently to characterize the substantial data generated since the CRL, including the recently completed four-year open-label safety trial which was recently presented at the 19th WorldSymposiumTM in February 2023. Results from this analysis, based on up to four years of continuous treatment, suggest that arimoclomol may reduce the long-term progression of NPC. Upon fulfilling the randomized double-blinded portion of the phase 2/3 clinical trial, both placebo- and arimoclomol-treated patients were given the option to continue into the four-year (48 month) open-label-extension, or OLE, phase of the study with arimoclomol treatment provided in addition to their current standard of care. Progression of NPC disease through the DB and OLE phases was assessed utilizing the five-domain NPC Clinical Severity Scale (5DNPCCSS) and compared with an estimated progression calculated from the combination of untreated patients from the NPC-001 observational trial and placebo patients from the NPC-002 Phase 2/3 trial. We are also investigating correlations between relevant 5DNPCCSS domains and corresponding Scale for the Assessment and Rating of Ataxia, or SARA, test items to potentially provide further supportive evidence for 5DNPCCSS validity as a tool for evaluating NPC progression. The SARA test evaluates impairment related to cerebellar ataxia, which was a secondary endpoint in the Phase 2/3 clinical trial of arimoclomol in NPC (NPC progression based on the 5DNPCCSS was the primary endpoint). Based on a comparative analysis of both measurements, it was determined that individual 5DNPCCSS domains and relevant performance-based SARA test items showed strong associations and alignment between the two instruments for all analysis methods used. These results provide further support that the evaluated 5DNPCCSS domains are appropriately standardized to allow for reliable and reproducible scoring of disease severity in NPC. In preparation of the arimoclomol NDA, we completed a productive and collaborative pre-submission meeting with the FDA in August 2023, receiving important information that will be used to finalize the NDA for resubmission. We plan to include these data as part of the updated NDA package for arimoclomol, which is anticipated to be submitted in the fourth quarter of 2023.

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

In January 2022, we announced that we have selected KP1077 for the treatment of IH and narcolepsy as our lead clinical development candidate. KP1077 utilizes SDX, our prodrug of d-MPH, as its active pharmaceutical ingredient. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN®, a commonly prescribed CNS stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial, which showed the potential for higher dose formulations of SDX to be safe and well tolerated while avoiding the potential for greater cardiovascular safety risk compared to immediate-release and long-acting formulations of Ritalin. Based on the data, we have identified initial dosing strengths for the planned Phase 2 clinical trial of KP1077 which we believe have the potential to be well-tolerated while providing higher overall exposures to d-MPH compared to other methylphenidate products that are often used off-label as a treatment for IH. In addition, on December 21, 2022, we announced the initiation of a Phase 2 clinical trial evaluating KP1077. The Phase 2 clinical trial is actively enrolling 48 adult patients at more than 30 sites in the U.S. Part 1 of the trial will consist of a five-week open-label titration phase during which patients will be optimized to one of four doses of SDX (80, 160, 240, or 320 mg/day). Part 2 of the trial will entail a two-week randomized, double-blind, withdrawal phase, during which two-thirds of the trial participants will continue to receive their optimized dose while the remaining one-third will receive placebo. Participants will be further assigned into two evenly divided cohorts. The first cohort will receive a single daily dose just before bedtime, and the second cohort will receive half the daily dose shortly after awakening and half the daily dose prior to bedtime. In June 2023, we presented the Phase 2 clinical trial design evaluating KP1077 as a treatment for IH at a medical conference. Interim Phase 2 data for the open-label titration phase of the trial are expected by the end of the third quarter of 2023. Topline Phase 2 data in IH is expected to be reported in the first half of 2024 based on the pace of enrollment. In the second quarter of 2023, we initiated a Phase 1 clinical trial in narcolepsy, which is currently enrolling. By leveraging the data from the IH program and the existing data set generated as part of the AZSTARYS development program for serdexmethylphenidate (SDX), the sole active pharmaceutical ingredient in KP1077, Zevra can potentially initiate a pivotal Phase 3 trial in narcolepsy sometime next year.

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

A selection of our product candidates and approved products are summarized in the table below:

Selected Zevra Partnered and Other Development Assets

Parent Drug (Effect Profile) - Indication	Product Candidate	Development Status	Next Milestone(s)
Arimoclomol (ER) - NPC	Arimoclomol	NDA Preparation	NDA expected to be resubmitted in Q4 2023
Methylphenidate (ER) - IH	KP1077IH*	Clinical - Phase 2	Interim Phase 2 data - expected by end of Q3 2023 Top-line Phase 2 data - expected first half of 2024
Methylphenidate (ER) - Narcolepsy Types I and II	KP1077N*	Clinical - Phase 1/2	Phase 1 Trial - initiated during Q2 2023
Methylphenidate (ER) - ADHD	AZSTARYS	FDA Approved/Partnered	Tracking TRx's

* This product candidate is subject to a right of first negotiation upon completion of a Phase 1 proof-of-concept study in favor of Commave under the terms of the AZSTARYS License Agreement, but is not currently licensed to Commave, thereunder.

These anticipated milestones are based on information currently available to us. Our current plans and expectations are subject to a number of uncertainties, risks, and other important factors that could materially impact our plans, including risks which are not solely within our control. See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023, as updated by Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Other Third-Party Agreements

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS and any product candidates containing SDX.

In July 2020, we entered into the Corium Consulting Agreement under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we were entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was paid in quarterly installments through March 31, 2022. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY. This $2.0 million was earned in the first quarter of 2022. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services. The Corium Consulting Agreement expired on March 31, 2023.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022(in thousands):

	Three months ended June 30,		Period-to-
	2023	2022	Period Change
Revenue, net	$8,470	$1,300	$7,170
Operating expenses:
Cost of revenue	677	51	626
Research and development	7,433	4,795	2,638
Selling, general and administrative	7,005	3,558	3,447
Acquired in-process research and development	—	17,663	(17,663)
Total operating expenses	15,115	26,067	(10,952)
Loss from operations	(6,645)	(24,767)	18,122
Other (expense) income:
Interest expense	(197)	(36)	(161)
Fair value adjustment related to derivative and warrant liability	—	32	(32)
Fair value adjustment related to investments	131	(352)	483
Interest and other income, net	1,553	366	1,187
Total other income	1,487	10	1,477
Loss before income taxes	(5,158)	(24,757)	19,599
Income tax benefit	74	715	(641)
Net loss	$(5,084)	$(24,042)	$18,958

Net Loss

Net loss for the three months ended June 30, 2023, was $5.1 million, compared to net loss of $24.0 million for the three months ended June 30, 2022, a decrease in net loss of $18.9 million. The change was primarily attributable to a decrease in loss from operations of $18.1 million and an increase in other income of $1.5 million. The net loss during the three months ended June 30, 2022, included recognition of $17.7 million of expense related to acquired in-process research and development from the arimoclomol asset acquisition which was immediately expensed.

Revenue

Revenue for the three months ended June 30, 2023, was $8.5 million, an increase of $7.2 million compared to revenue of $1.3 million for the three months ended June 30, 2022. AZSTARYS net sales milestone revenues of $5.0 million, ongoing royalties from AZSTARYS of $0.7 million, and French EAP reimbursements of $2.8 million drove net revenue for the three months ended June 30, 2023.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2023, was $0.7 million, an increase of $0.6 million compared to $0.1 million cost of revenue for the three months ended June 30, 2022. The increase was primarily attributable to cost of goods sold under the Arimoclomol EAP and under the AZSTARYS License Agreement.

Research and Development

Research and development expenses increased by$2.6 million, from $4.8 million for the three months ended June 30, 2022, to $7.4 million for the three months ended June 30, 2023. This increase was primarily driven by the ongoing Phase 2 clincial trial in KP1077, along with the ongoing work to prepare the arimoclomol NDA for resubmission.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3.4 million, from $3.6 million for the three months ended June 30, 2022, to $7.0 million for the three months ended June 30, 2023. The period-over-period increase was primarily related to an increase in personnel costs and professional fees.

Acquired In-Process Research and Development

Acquired in-process research and development expense decreased by $17.7 million, from $17.7 million for the three months ended June 30, 2022, to none for the three months ended June 30, 2023. This decrease was due to one-time acquired in-process research and development expense in 2022 as a result of the transactions under Arimoclomol Purchase Agreement.

Other Income

Other income increased by $1.5 million, from $10,000 of income for the three months ended June 30, 2022, to $1.5 million of income for the three months ended June 30, 2023. This increase was primarily attributable to a change in net interest expense and other items of $1.0 million and a change in fair value adjustment related to investments of $0.5 million.

Comparison of the six months ended  June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,		Period-to-
	2023	2022	Period Change
Revenue, net	$11,349	$5,265	$6,084
Operating expenses:
Cost of revenue	802	59	743
Research and development	16,277	7,877	8,400
Selling, general and administrative	13,839	6,292	7,547
Acquired in-process research and development	—	17,663	(17,663)
Total operating expenses	30,918	31,891	(973)
Loss from operations	(19,569)	(26,626)	7,057
Other (expense) income:
Interest expense	(379)	(41)	(338)
Fair value adjustment related to derivative and warrant liability	—	273	(273)
Fair value adjustment related to investments	327	(495)	822
Interest and other income, net	2,593	264	2,329
Total other income	2,541	1	2,540
Loss before income taxes	(17,028)	(26,625)	9,597
Income tax benefit	177	719	(542)
Net loss	$(16,851)	$(25,906)	$9,055

Net Loss

Net loss for the six months ended June 30, 2023, was $16.9 million compared to net loss of $25.9 million for the six months ended June 30, 2022, a decrease in net loss of $9.0 million. The change was primarily attributable to a decrease in loss from operations of $7.1 million and an increase in other income of $2.5 million. The net loss during the six months ended June 30, 2022, included recognition of $17.7 million of expense related to acquired in-process research and development from the arimoclomol asset acquisition which was immediately expensed.

Revenue

Revenue for the six months ended June 30, 2023, was $11 .3 million, an increase of $6.0 million compared to revenue of $5.3 million for the six months ended June 30, 2022. AZSTARYS net sales milestone revenues of $5.0 million, ongoing royalties from AZSTARYS of $1.3 million, and French EAP reimbursements of $4.8 million primarily drove net revenue for the six months ended June 30, 2023.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2023, was $0.8 million, an increase of $0.7 million compared to $0.1 million cost of revenue for the six months ended June 30, 2022. The increase was primarily attributable to cost of goods sold under the AZSTARYS License Agreement.

Research and Development

Research and development expenses increased by $8.4 million, from $7.9 million for the six months ended June 30, 2022, to $16.3 million for the six months ended June 30, 2023. This increase was primarily driven by the ongoing Phase 2 clincial trial in KP1077, along with the ongoing work to prepare the arimoclomol NDA for resubmission .

Selling, General and Administrative

Selling, general and administrative expenses increased b y $7.5 million, from $6.3 million for the  six months ended June 30, 2022, to $13.8 million for the  six months ended June 30, 2023. The period-over-period increase was primarily related to an increase in personnel costs and professional fees.

Acquired In-Process Research and Development

Acquired in-process research and development expense decreased by $17.7 million, from $17.7 million for the six months ended June 30, 2022, to none for the six months ended June 30, 2023. This decrease was due to one-time acquired in-process research and development expense in 2022 as a result of the transactions under Arimoclomol Purchase Agreement.

Other Income

Other income increased by $2.5 million, from $1,000 for the  six months ended June 30, 2022 , to $2.5 million for the six months ended June 30, 2023 . This increase was primarily attributable to a change in net interest expense and other items of $2.0 million and a change in fair value adjustment related to investments of $0.8 million; partially offset by a change in fair value adjustment related to derivative and warrant liability of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2023, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the Arimoclomol EAP, AZSTARYS License Agreement, the Corium Consulting Agreement and other consulting arrangements. As of June 30, 2023, we had cash, cash equivalents and investments of $87.4 million, which does not include the cash payment of the $5 million net sales milestone earned under the AZSTARYS license agreement which was received after quarter-end.

To date, we have generated revenue from the Arimoclomol EAP, AZSTARYS License Agreement, reimbursement of out-of-pocket third-party costs, and the performance of consulting services.

In July 2020, we entered into the Corium Consulting Agreement under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we were entitled to receive payments from Corium of up to $15.6 million, $13.6 million of which was paid in quarterly installments through March 31, 2022. The remaining $2.0 million was conditioned upon the approval by the FDA of the NDA for Corium's product candidate, ADLARITY. This $2.0 million was earned in the first quarter of 2022. Corium also agreed to be responsible for and reimburse us for all development, commercialization and regulatory expenses incurred as part of the performance of the consulting services. The Corium Consulting Agreement expired on March 31, 2023.

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

We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement. The Form S-3 was declared effective on July 12, 2021. As of June 30, 2023, no shares have been issued or sold under the Equity Distribution Agreement.

Share Repurchase Program

On December 20, 2021, we initiated the Share Repurchase Program, pursuant to which we may repurchase up to $50 million of shares of our common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the AZSTARYS License Agreement, and potentially other sources of non-dilutive capital that may become available to us. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. We did not repurchase any shares of our common stock during the three months ended June 30, 2023. As of June 30, 2023, we had repurchased an aggregate of 1,575,692 shares of our common stock for approximately $11.0 million under the Share Repurchase Program.

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

The latest maturity date of the loans under the Line of Credit is May 31, 2025. The Line of Credit contains customary events of default that could lead to an acceleration of the loans, including cross-default, bankruptcy and payment defaults. As of December 31, 2022, we had drawn $12.8 million from the Line of Credit to finance the transactions under the Arimoclomol Purchase Agreement, and this amount was supported by a $12.8 million certificate of deposit which was shown as long-term investments - other in the condensed consolidated balance sheet as of December 31, 2022. The remaining $7.2 million available under the Line of Credit was secured by a separate interest-bearing certificate of deposit and was also recorded as long-term investments - other in the condensed consolidated balance sheet as of December 31, 2022. These certificates of deposit were pledged as collateral against the Line of Credit and could not be redeemed so long as the $20.0 million remained available under the Line of Credit. The total value of the certificates of deposit held with Ameris Bank must meet or exceed the amount available to borrow under the Line of Credit so long as the Line of Credit remains active. On January 31, 2023, we repaid the $12.8 million outstanding under the Line of Credit in full, and subsequently closed the Line of Credit during the first quarter of 2023. In conjunction with closing the Line of Credit, the maturity dates of the certificates of deposit were modified to May 2023.

On January 26, 2023, we and Wells Fargo, as lender, entered into a margin account agreement. Our investments are used as collateral for the loan and the amount we are able to borrow is limited to 80-90% of our outstanding investment balance held with Wells Fargo. The margin account bears interest at the Prime Rate minus 225 basis-points. As of June 30, 2023, $12.7 million was outstanding under the margin account.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(12,749)	$(7,657)
Net cash provided by (used in) investing activities	16,481	(36,928)
Net cash (used in) provided by financing activities	(2,799)	9,018
Effect of exchange rates on cash and cash equivalents	(203)	—
Net increase (decrease) in cash and cash equivalents	$730	$(35,567)

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities of $12.8 million consisted of a net loss of $16.9 million, partially offset by $2.9 million in adjustments for non-cash items and $1.2 million in changes in working capital. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the AZSTARYS License Agreement, Arimoclomol EAP and the Corium Consulting Agreement. The changes in working capital consisted of $3.1 million related to a change in discount and rebate liabilities, $3.2 million related to a change in accounts payable and accrued expenses, $0.2 million related to a change in operating lease right-of-use assets, $0.1 million related to a change in inventories and $0.6 million related to a change in other liabilities, partially offset by $5.7 million related to a change in accounts and other receivables, $0.2 million related to a change in operating lease liabilities and $0.1 million related to a change in prepaid expenses and other assets. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.6 million, non-cash severance expense of $1.4 million, and $0.3 million related to depreciation, amortization and other items, partially offset by a change in the fair value adjustment related to investments of $0.3 million and a gain on foreign currency exchange rates of $0.1 million.

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

Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $16.5 million, which was primarily attributable to maturities of investments of $34.0 million, partially offset by purchases of investments of $17.5 million.

For the six months ended June 30, 2022, net cash used in investing activities was $36.9 million, which was attributable to net acquisition costs of the transactions under the Arimoclomol Purchase Agreement of $14.1 million and purchases of investments of $23.8 million, partially offset by maturities of investments of $1.0 million.

Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $2.8 million, which was primarily attributable to repayment of debt of $13.0 million, payments to repurchase shares as part of the Share Repurchase Program of $3.4 million, and payments of principal on insurance financing arrangements of $0.6 million, partially offset by proceeds from the issuance of debt of $12.8 million, proceeds from insurance financing programs of $1.3 million and proceeds from the Employee Stock Purchase Plan of $0.1 million.

For the six months ended June 30, 2022, net cash provided by financing activities was $9.0 million, which was primarily attributable to proceeds from the issuance of debt of $12.8 million, proceeds from insurance financing arrangements of $1.3 million and proceeds from sales of common stock under the Employee Stock Purchase Plan of $0.2 million, partially offset by payments to repurchase shares as part of the Share Repurchase Program of $4.7 million, payments of principal on insurance financing arrangements of $0.5 million and payment of offering costs of $0.1 million.

Future Funding Requirements

Based on our current operating forecast, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into 2026. This estimate includes the ongoing reimbursements from the French early access program for arimoclomol, completion of the arimoclomol NDA resubmission, commercial activities to support the launch of arimoclomol, if approved, and completion of the KP1077 development program for IH up to NDA submission This estimate does not include revenue from arimoclomol after potential FDA approval, or the potential sale of the priority review voucher of arimoclomol, which would be received at that time, as well, or the costs of a Phase 3 trial for  KP1077 in narcolepsy. Certain of the milestones are associated with regulatory matters that are outside our control. In addition, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Potential near-term sources of additional funding include:

●	any consulting revenue or short-term milestone payments generated under the AZSTARYS License Agreement;

●	any product sales under the Arimoclomol EAP; and

●	any consulting services revenue generated under other potential consulting arrangements.

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

To date, we have generated revenue from the AZSTARYS License Agreement, reimbursements of out-of-pocket third-party costs, the performance of consulting services and product sales under the Arimoclomol EAP. We expect that, for the foreseeable future, our only sources of revenues will be through payments arising from the AZSTARYS License Agreement, through potential consulting arrangements and any other future arrangements related to one of our product candidates and product sales under the Arimoclomol EAP. While we have entered into the AZSTARYS License Agreement to develop, manufacture and commercialize AZSTARYS, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the AZSTARYS License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to generate revenue under the Arimoclomol EAP. We also expect to continue to incur additional costs associated with operating as a public company.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from the AZSTARYS License Agreement, product reimbursements under the Arimoclomol EAP and potential consulting arrangements or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our senior leadership team, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time. Among other recent changes in our senior management team, our Chief Executive Officer has resigned effective as of June 1, 2023. Our future performance will depend, in part, on a successful transition period with our new Chief Executive Officer, including our interim Chief Executive Officer, the successful integration of these and any other new senior level executives into their roles, and the continuity of leadership among the larger workforce. If we do not successfully manage these transitions, it could be viewed negatively by our customers, employees, investors, and other third-party partners, and could have an adverse impact on our business and results of operations.

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

In January 2023, our board of directors received notice from a stockholder of his intention to nominate three nominees to stand for election to our board of directors at our 2023 annual meeting of stockholders and to submit a proposal at the annual meeting, which resulted in a contested election at the annual meeting at which such nominees were elected by our stockholders. Similar to the activist stockholder activities initiated in January 2023, activist stockholders may from time to time attempt to effect changes in our strategic direction and seek changes regarding our corporate governance or structure. Our board of directors and management team strive to maintain constructive, ongoing communications with all stockholders who wish to speak with us, including activist stockholders, and welcome their views and opinions with the goal of working together constructively to enhance value for all stockholders. Any future proxy contest with respect to election of our directors, or other activist stockholder activities, could adversely affect our business because: (1) responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees; (2) actual or perceived uncertainties as to our future direction caused by activist activities may cause or appear to cause instability or lack of continuity, resulting in the loss of potential business opportunities, and potentially making it more difficult to attract and retain qualified personnel and business partners; and (3) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans. Activist stockholder activities may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our business.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and investments. The Company invests in money market funds, U.S. treasury securities, and U.S. government agency securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the unaudited condensed consolidated balance sheets. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

(c) Not applicable.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2023).
3.2	Amended and Restated Bylaws, as currently in effect, of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2023).
4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
10.1*	Ninth Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

Zevra Therapeutics, Inc.

Date: August 14, 2023	By:	/s/ Christal M.M. Mickle
Christal M.M. Mickle
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)