Form 10-Q
period 2023-09-30
ZEVRA THERAPEUTICS, INC.
filed 2023-11-07
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                        to

Commission File Number: 001-36913

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

As of November 3, 2023, the registrant had 36,218,164 shares of common stock outstanding.

INDEX

ZEVRA THERAPEUTICS, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A. "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the consummation of the Proposed Merger (as defined below);

●	transaction fees and Merger-related costs in connection with the Proposed Merger;

●	our ability to integrate Acer (as defined below) into our business successfully or realize the anticipated synergies and related benefits of the Proposed Merger;

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

On August 30, 2023, the Company and Aspen Z Merger Sub, Inc., an indirect wholly-owned subsidiary of Zevra (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (the “Proposed Merger”). At the time the Merger becomes effective (the "Effective Time"), Merger Sub will merge with and into Acer, with Acer continuing as the surviving entity and as a wholly-owned subsidiary of Zevra. The Merger is subject to certain customary closing conditions, including stockholder approval by Acer’s stockholders. Both companies will continue to operate their businesses independently until the close of the Merger. The Merger is expected to close in the fourth quarter of 2023.

PART I — FINANCIAL INFORMATION

Item 1.	unaudited condensed CONSOLIDATED Financial Statements

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$43,269	$65,466
Securities at fair value	39,672	16,900
Secured corporate notes	41,999	—
Short-term investments - other	485	481
Accounts and other receivables	9,927	8,299
Prepaid expenses and other current assets	1,661	1,877
Total current assets	137,013	93,023
Inventories	481	671
Property and equipment, net	642	794
Operating lease right-of-use assets	698	988
Long-term investments - other	—	20,000
Other long-term assets	148	53
Total assets	$138,982	$115,529

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$13,080	$6,169
Current portion of operating lease liabilities	433	480
Current portion of discount and rebate liabilities	7,890	4,655
Other current liabilities	311	422
Total current liabilities	21,714	11,726
Line of credit payable	38,801	12,800
Secured promissory note	5,073	—
Operating lease liabilities, less current portion	517	843
Discount and rebate liabilities, less current portion	4,987	4,327
Other long-term liabilities	420	26
Total liabilities	71,512	29,722

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023 or December 31, 2022	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 37,787,402 shares issued and 36,211,710 shares outstanding as of September 30, 2023; 35,450,257 shares issued and 34,540,304 shares outstanding as of December 31, 2022	3	3
Additional paid-in capital	418,138	401,799
Treasury stock, at cost	(10,983)	(7,536)
Accumulated deficit	(339,468)	(308,572)
Accumulated other comprehensive (loss) income	(220)	113
Total stockholders' equity	67,470	85,807
Total liabilities and stockholders' equity	$138,982	$115,529

See accompanying notes to unaudited condensed consolidated financial statements.

 ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue, net	$2,895	$2,874	$14,244	$8,139
Operating expenses:
Cost of revenue	144	141	946	200
Research and development	12,297	5,385	28,574	13,262
Selling, general and administrative	5,818	3,974	19,657	10,266
Acquired in-process research and development	—	—	—	17,663
Total operating expenses	18,259	9,500	49,177	41,391
Loss from operations	(15,364)	(6,626)	(34,933)	(33,252)
Other income (expense):
Interest expense	(366)	(124)	(745)	(165)
Fair value adjustment related to derivative and warrant liability	—	22	—	295
Fair value adjustment related to investments	124	(139)	451	(634)
Interest and other income, net	1,738	218	4,331	482
Total other income (expense)	1,496	(23)	4,037	(22)
Loss before income taxes	(13,868)	(6,649)	(30,896)	(33,274)
Income tax (expense) benefit	(177)	33	—	752
Net loss	$(14,045)	$(6,616)	$(30,896)	$(32,522)

Basic and diluted net loss per share of common stock:
Net loss	$(0.40)	$(0.19)	$(0.90)	$(0.94)
Weighted average number of shares of common stock outstanding:
Basic and diluted	34,724,614	34,494,702	34,364,075	34,482,791

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(14,045)	$(6,616)	$(30,896)	$(32,522)
Other comprehensive loss:
Foreign currency translation adjustment	5	201	(333)	201
Other comprehensive loss:	5	$201	(333)	201
Comprehensive loss	$(14,040)	$(6,415)	$(31,229)	$(32,321)

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (loss)	Equity
Balance as of January 1, 2023	$3	$401,799	$(7,536)	$(308,572)	$113	$85,807
Net loss	—	—	—	(11,767)	—	(11,767)
Stock-based compensation expense	—	591	—	—	—	591
Shares repurchased as part of the Share Repurchase Program	—	—	(3,447)	—	—	(3,447)
Issuance of common stock in exchange for consulting services	—	42	—	—	—	42
Severance expense	—	354	—	—	—	354
Other comprehensive loss	—	—	—	—	(176)	(176)
Balance as of March 31, 2023	$3	$402,786	$(10,983)	$(320,339)	$(63)	$71,404
Net loss	—	—	—	(5,084)	—	(5,084)
Stock-based compensation expense	—	1,103	—	—	—	1,103
Issuance of common stock in exchange for consulting services	—	25	—	—	—	25
Severance expense	—	1,048	—	—	—	1,048
Issuance of common stock as part of the Employee Stock Purchase Plan	—	165	—	—	—	165
Other comprehensive loss	—	—	—	—	(162)	(162)
Balance as of June 30, 2023	$3	$405,127	$(10,983)	$(325,423)	$(225)	$68,499
Net loss	—	—	—	(14,045)	—	(14,045)
Stock-based compensation expense	—	1,387	—	—	—	1,387
Issuance of common stock in connection with the Proposed Merger (Note K)	—	11,500	—	—	—	11,500
Issuance of common stock in exchange for consulting services	—	71	—	—	—	71
Severance expense	—	53	—	—	—	53
Other comprehensive loss	—	—	—	—	5	5
Balance as of September 30, 2023	$3	$418,138	$(10,983)	$(339,468)	$(220)	$67,470

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(in thousands)

		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	Stock, at cost	Deficit	Income	Equity
Balance as of January 1, 2022	$4	$396,957	$(2,814)	$(267,029)	$—	$127,118
Net loss	—	—	—	(1,864)	—	(1,864)
Stock-based compensation expense	—	918	—	—	—	918
Shares repurchased as part of the Share Repurchase Program	(1)	—	(4,722)	—	—	(4,723)
Issuance of common stock in exchange for consulting services	—	50	—	—	—	50
Balance as of March 31, 2022	$3	$397,925	$(7,536)	$(268,893)	$—	$121,499
Net income	—	—	—	(24,042)	—	(24,042)
Stock-based compensation expense	—	1,510	—	—	—	1,510
Issuance of common stock in exchange for consulting services	—	50	—	—	—	50
Issuance of common stock as part of the Employee Stock Purchase Plan	—	216	—	—	—	216
Balance as of June 30, 2022	$3	$399,701	$(7,536)	$(292,935)	$—	$99,233
Net loss	—	—	—	(6,616)	—	(6,616)
Stock-based compensation expense	—	911	—	—	—	911
Issuance of common stock in exchange for consulting services	—	65	—	—	—	65
Other comprehensive income	—	—	—	—	201	201
Balance as of September 30, 2022	$3	$400,677	$(7,536)	$(299,551)	$201	$93,794

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,896)	$(32,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,081	3,339
Severance expense	1,401	—
Depreciation and amortization expense	219	644
Fair value adjustment related to derivative and warrant liability	—	(295)
Fair value adjustment related to investments	(451)	634
Loss on sublease and disposal of property and equipment	157	9
Consulting fees paid in common stock	138	165
Acquired in-process research and development	—	17,663
Gain on foreign currency exchange	(30)	—
Change in assets and liabilities:
Accounts and other receivables	(1,628)	(4,646)
Prepaid expenses and other assets	216	(1,196)
Inventories	190	280
Operating lease right-of-use assets	243	82
Long-term investments - other	(93)	—
Accounts payable and accrued expenses	5,791	1,262
Discount and rebate liability	3,895	858
Operating lease liabilities	(326)	(160)
Other liabilities	716	(372)
Net cash used in operating activities	(17,377)	(14,255)

Cash flows from investing activities:
Acquisitions, net	—	(14,090)
Purchases of property and equipment	(224)	(59)
Purchases of investments	(45,821)	(23,832)
Purchases of secured corporate notes	(25,426)	—
Maturities of investments	43,496	1,325
Net cash used in investing activities	(27,975)	(36,656)

Cash flows from financing activities:
Proceeds from issuance of debt	38,801	12,800
Repayment of debt	(12,800)	—
Proceeds from insurance financing arrangements	1,256	1,273
Proceeds from Employee Stock Purchase Plan	219	216
Payments of principal on insurance financing arrangements	(564)	(876)
Payments to repurchase shares as part of the Share Repurchase Program	(3,447)	(4,723)
Payment of offering costs	—	(68)
Repayment of principal on finance lease liabilities	(5)	(13)
Net cash provided by financing activities	23,460	8,609
Effect of exchange rate changes on cash and cash equivalents	(305)	15
Net decrease in cash and cash equivalents	(22,197)	(42,287)
Cash and cash equivalents, beginning of period	65,466	112,346
Cash and cash equivalents, end of period	$43,269	$70,059

Supplemental cash flow information:
Cash paid for interest	$456	$165
Supplemental disclosure of noncash investing activities:
Issuance of common stock for Proposed Merger (Note K)	(11,500)	—
Supplemental disclosure of noncash investing activities:
Issuance of secured promissory note for Proposed Merger (Note K)	(5,073)	—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that  may be expected for the full year ending  December 31, 2023.

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

Acer Proposed Merger

On August 30, 2023, the Company and Aspen Z Merger Sub, Inc., a wholly-owned subsidiary of Zevra (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (“Acer”), a pharmaceutical company focused on development and commercialization of therapies for rare and life-threatening diseases (the “Proposed Merger”). At the time the Proposed Merger becomes effective (the "Effective Time"), Merger Sub will merge with and into Acer, with Acer continuing as the surviving entity and as a wholly-owned subsidiary of Zevra. In connection therewith, Zevra has also purchased Acer’s secured debt from Nantahala Capital Management, LLC ("NCM”), certain of its affiliates and certain other parties (collectively with NCM, “Nantahala”) through a series of transactions and Zevra agreed to provide Acer with a bridge loan facility for up to $16.5 million ("Bridge Loan"), subject to certain terms and conditions. Both companies are deeply committed to developing and commercializing treatments for rare diseases with a strong focus on patients and remain dedicated to supporting communities with little or no existing therapeutic options. The merger is expected to expand Zevra's rare disease portfolio, as well as increase and diversify its revenues with the addition of a U.S. commercial asset, OLPRUVA, indicated for the treatment of urea cycle disorders ("UCDs"). The transaction is subject to certain customary closing conditions, including, but not limited to, approval by Acer’s stockholders. See Note K for further discussion related to the Proposed Merger.

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

Entry into 2021 ATM Agreement

On  July 2, 2021, the Company entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. The Company filed a registration statement on Form S-3 covering the sale of the shares of its common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2021 ATM Agreement, which was declared effective on  July 12, 2021. As of September 30, 2023, no shares have been issued or sold under the 2021 ATM Agreement.

Share Repurchase Program

On December 20, 2021, the Company initiated a share repurchase program (the "Share Repurchase Program") pursuant to which the Company may repurchase up to $50 million of shares of its common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including the Company's business results, the receipt of royalties and sales milestones under the AZSTARYS License Agreement (refer to Note B), and potentially other sources of non-dilutive capital that may become available to the Company. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by the Company is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. As of September 30, 2023, the Company had repurchased 1,575,692 shares of its common stock for approximately $11.0 million under the Share Repurchase Program.

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

Investments

The Company maintains investment securities that are classified as available-for-sale securities for which the Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"). As such, these securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the unaudited condensed consolidated statements of operations. The securities primarily consist of U.S. Treasury securities, U.S. government-sponsored agency securities, and corporate notes and are included in securities at fair value in the unaudited condensed consolidated balance sheets. As of September 30, 2023, and December 31, 2022, the Company held securities with an aggregate fair value of $39.7 million and $16.9 million, respectively, that contained aggregate unrealized gains (losses) of approximately $0.5 million and $(0.6) million, respectively. Applying fair value accounting to these debt securities more accurately represents the Company's investment strategy due to the fact that excess cash is currently being invested for the purpose of funding future operations. In addition, the Company held certificates of deposit totaling $20.5 million as of December 31, 2022, which are included in investments - other in the condensed consolidated balance sheet as of December 31, 2022. These certificates of deposit matured in May 2023. Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities. Interest income is included in interest and other income, net in the unaudited condensed consolidated statements of operations.

Variable Interest Entities

The primary beneficiary of a variable interest entity ("VIE") is required to consolidate the assets and liabilities of the VIE. When the Company obtains a variable interest in another entity, it assesses at the inception of the relationship and upon occurrence of certain significant events whether the entity is a VIE, and if so, whether the Company is the primary beneficiary of the VIE based on its power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the Company's obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE.

To assess whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, the Company considers all the facts and circumstances, including the Company's role in establishing the VIE and the Company's ongoing rights and responsibilities. The assessment includes identifying the activities that most significantly impact the VIE's economic performance and identifying which party, if any, has the power to direct those activities. In general, the parties that make the most significant decisions affecting the VIE (management and representation on the Board of Directors) and have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE.

To assess whether the Company has the obligation to absorb losses of the VIE or the rights to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of its economic interests that are deemed to be variable interests in the VIE. This assessment requires judgement in determining whether these interests, in the aggregate, are considered potentially significant to the VIE.

As of September 30, 2023, the Company identified Acer Therapeutics Inc. ("Acer") to be the Company's sole interest in a VIE (Note K). The Company did not identify any interests in VIE's as of December 31, 2022.

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

For the three and nine months ended September 30, 2023, the Company recognized revenue related to the Arimoclomol EAP in France of $2.0 million and $6.8 million, respectively, which is net of a clawback liability of $1.1 million and $4.0 million, respectively, and other gross to net adjustments. For the three and nine months ended September 30, 2022, the Company recognized revenue related to the Arimoclomol EAP in France of $2.3 million, which is net of a clawback liability of $1.2 million during the same periods. As part of the Arimoclomol Purchase Agreement the Company assumed an estimated reserve liability of $5.2 million related to revenue generated from the Arimoclomol EAP in France. The total estimated reserve liability as of September 30, 2023, was $12.9 million. The total estimated reserve liability as of December 31, 2022, was $9.0 million. As of September 30, 2023, and December 31, 2022, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

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

The Company is entitled to additional payments from Commave conditioned upon the achievement of specified regulatory milestones related to AZSTARYS and the achievement of certain U.S. sales milestones. Further, Commave will pay the Company quarterly, tiered royalty payments based on a range of percentage of Net Sales (as defined in the AZSTARYS License Agreement). The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the three and nine months ended September 30, 2023, the Company recognized $0.9 million and $7.2 million of revenue under the AZSTARYS License Agreement, respectively, which includes recognition of a $5.0 million net sales milestone that was met in June 2023. For the three and nine months ended September 30, 2022, the Company recognized revenue under the AZSTARYS License Agreement of $0.2 million and $0.4 million, respectively, primarily related to royalties. There was no deferred revenue related to this agreement as of September 30, 2023, or December 31, 2022.

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

For the nine months ended September 30, 2023, the Company recognized$0.2 million of revenue under the Corium Consulting Agreement. For the nine months ended September 30, 2022, the Company recognized revenue under the Corium Consulting Agreement of $3.5 million, which included the $2.0 million milestone payment discussed above. No revenue was recognized under the Corium Consulting Agreement for the three months ended September 30, 2023, and 2022. As of September 30, 2023, and December 31, 2022, the Company had no deferred revenue related to this agreement. The Corium Consulting Agreement expired on March 31, 2023.

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

Accounts and Other Receivables

Accounts and other receivables consist of receivables under the AZSTARYS License Agreement and Arimoclomol EAP, as well as receivables related to consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and royalties on product sales. Receivables under the Arimoclomol EAP are recorded for product sales under the French nATU. These receivables, as well as the receivables related to consulting arrangements, are evaluated to determine if any reserve or allowance should be established at each reporting date. As of September 30, 2023, the Company had receivables related to the Arimoclomol EAP of $5.9 million, AZSTARYS License Agreement of $0.9 million, and other receivables of $3.1 million. As of  December 31, 2022, the Company had receivables related to the Arimoclomol EAP of $6.3 million, Corium Consulting Agreement of $0.2 million, AZSTARYS License Agreement of $0.5 million, income tax receivables of $0.9 million and other receivables of $0.4 million. As of September 30, 2023, and December 31, 2022, no reserve or allowance for doubtful accounts had been established.

C.	Debt Obligations

Secured Promissory Note

In connection with the Proposed Merger (Note K), on August 30, 2023, the Company and Nantahala, entered into a secured promissory note payable by Zevra to Nantahala in the original principal amount of $5.0 million (the "Nantahala Note"). The Nantahala Note will initially bear interest at 9.0% per annum, payable quarterly in arrears in cash. The interest rate will increase to 12.0% per annum if the Nantahala Note remains unpaid after six months from its issue date. The additional 3.0% interest will be paid in shares of Zevra's common stock based on the volume weighted average trading price ("VWAP") of Zevra's common stock during the twenty consecutive trading days ending on the date before such interest payment date. Beginning on the first interest payment date following the second anniversary of the Nantahala Note, and on each interest payment date thereafter, Zevra is required to make $0.6 million amortization payments on the Nantahala Note until it is paid in full. All principal and unpaid interest on the Nantahala Note is due on August 30, 2026, the third anniversary of the Nantahala Note. Zevra may prepay the Nantahala Note at any time without penalty. The Nantahala Note is secured by Zevra’s interest in (i) the loan assets under the Loan Purchase Agreement described in Note K; (ii) the note assets under the Note Purchase Agreement described in Note K; (iii) the Bridge Loan described in Note K; and (iv) the proceeds therefrom. The Company used the proceeds from the Nantahala Note, along with $12.0 million in cash and 98,683 shares of Zevra's common stock, to acquire the SWK Loans, as more fully described in Note K.

As of September 30, 2023, the Company had a secured promissory note outstanding, in the aggregate principal amount, as follows (in thousands):

September 30,
2023
Secured promissory note	$5,000
Unamortized original issue premium	163
Less: debt issuance costs	(90)
Secured promissory note, net	$5,073

Future minimum principal payments under the secured promissory note as of September 30, 2023, were as follows (in thousands):

Year Ending December 31,
2023	$—
2024	—
2025	1,200
2026	3,800
Total minimum payments	5,000
Plus: unamortized debt premium and debt issuance costs	73
Secured promissory note, net	$5,073

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

On January 26, 2023, the Company and Wells Fargo, as lender, entered into a revolving margin account agreement. The Company's investments are used as collateral for the loan and the amount the Company is able to borrow is limited to 80-90% of its outstanding investment balance held with Wells Fargo. The margin account bears interest at the Prime rate minus 225 basis-points. As of September 30, 2023, $38.8 million was outstanding under the margin account and the remaining borrowing capacity was approximately $12.8 million.

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

On May 31, 2023, the Company and KVK-Tech, Inc. ("KVK") terminated the Collaboration and License Agreement (the “Agreement”) that the parties entered into on October 25, 2018. In conjunction with the termination of the Agreement, the Company agreed to pay a settlement to KVK of $0.9 million, which is included in research and development in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023, and was paid in October 2023. As of September 30, 2023, and  December 31, 2022, no accruals have been made related to commitments and contingencies.

E.	Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of September 30, 2023, and December 31, 2022, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 37,787,402 and 35,450,257 shares of common stock were issued as of September 30, 2023, and December 31, 2022, respectively, and 36,211,710 and 34,540,304 shares of common stock were outstanding as of September 30, 2023, and December 31, 2022, respectively.

As of  September 30, 2023 and December 31, 2022, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2023	December 31, 2022
Outstanding awards under equity incentive plans	7,262,039	2,456,407
Outstanding common stock warrants	4,252,490	4,252,600
Possible future issuances under equity incentive plans	2,497,488	4,421,508
Possible future issuances under employee stock purchase plans	1,375,175	1,417,365
Total common shares reserved for future issuance	15,387,192	12,547,880

Common Stock Activity

The following table summarizes common stock activity for the nine months ended September 30, 2023:

Shares of Common Stock
Balance as of January 1, 2023	34,540,304
Common stock issued as compensation to third parties	7,129
Common stock repurchased as a result of the Stock Repurchase Plan	(665,739)
Common stock issued as a result of stock warrants exercised	110
Balance as of March 31, 2023	33,881,804
Common stock issued as a result of the Employee Stock Purchase Plan	42,190
Common stock issued as compensation to third parties	4,011
Balance as of June 30, 2023	33,928,005
Common stock issued as compensation to third-parties	13,984
Common stock issued in connection with the Proposed Merger (Note K)	2,269,721
Balance as of September 30, 2023	36,211,710

Authorized, Issued, and Outstanding Preferred Stock

As of September 30, 2023, and December 31, 2022, the Company had 10,000,000 shares of authorized preferred stock, none of which were designated, issued, or outstanding.

Warrants to Purchase Common Stock

In prior periods, the Company issued warrants to purchase common stock to various third parties, of which 4,252,490 remain outstanding as of September 30, 2023, and 4,221,240 of these outstanding warrants are immediately exercisable.

The remaining 31,250 warrants are not initially exercisable for any shares of common stock but become exercisable upon the achievement of each of four specified milestones. The Company determined that these warrants qualify as a derivative under ASC 815 and should be recorded as a liability and stated at fair value each reporting period. The Company calculates the fair value of the warrant using a probability-weighted Black-Scholes option pricing model. Changes in fair value resulting from changes in the inputs to the Black Scholes model are accounted for as changes in the fair value of the derivative under ASC 815 and are recorded as fair value adjustment related to derivative and warrant liability in the unaudited condensed consolidated statements of operations. As of and for the three and nine months ended September 30. 2023, the fair value of the liability associated with these warrants was immaterial.

Of the outstanding and exercisable warrants, 120,192 qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net loss per share calculation (Note H). The Company may be required to redeem these warrants for a cash amount equal to the Black-Scholes value of the portion of the warrants to be redeemed (the “Put Option”). The Company determined that these warrants and the Put Option should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the unaudited condensed statements of operations as a fair value adjustment. As of and for the three and nine months ended September 30. 2023, the fair value of the liability associated with these warrants and the Put Option was immaterial.

F.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in  April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan is 8,271,497 as of September 30, 2023. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on  January 1 of each year, beginning on  January 1, 2016, and ending on and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on  January 1, 2023, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,381,612 shares.

During the three and nine months ended September 30, 2023, and 2022, no stock options were exercised.

In  June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), following its adoption by the Board in April 2021. The maximum number of shares of common stock that  may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of September 30, 2023, 124,825 shares have been issued under the ESPP.

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

Stock-based compensation expense recorded under the Incentive Stock Plan, A&R 2014 Plan, ESPP and 2023 Plan is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$720	$360	$2,023	$1,093
Selling, general and administrative	667	551	1,058	2,246
Total stock-based compensation expense	$1,387	$911	$3,081	$3,339

There was no stock-based compensation expense related to performance-based awards recognized during the three and nine months ended September 30, 2023. There was no stock-based compensation expense related to performance-based awards recognized during the three months ended September 30, 2022. There was $0.4 million of stock-based compensation expense related to performance-based awards recognized during the nine months ended September 30, 2022.

As a result of the Mickle Transition Agreement and the Pascoe Transition Agreement, as further discussed in Note J, certain stock options were modified, resulting in a net decrease in stock-based compensation expense of $0.2 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. The effects of these modifications are reflected in the table above within selling, general and administrative expenses.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, investments, and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2023, and December 31, 2022 (in thousands):

	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities:
U.S. government-sponsored agency securities	$7,430	$—	$7,430	$—
U.S. Treasury securities	32,242	32,242	—	—
Total assets	$39,672	$32,242	$7,430	$—

	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities:
U.S. government-sponsored agency securities	$7,189	$—	$7,189	$—
U.S. Treasury securities	9,711	9,711	—	—
Total assets	$16,900	$9,711	$7,189	$—

H.	Net Loss Per Share

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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Awards under equity incentive plans	7,262,039	2,463,509	7,262,039	2,463,509
Common stock warrants	4,252,490	4,252,600	4,252,490	4,252,600
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	11,514,529	6,716,109	11,514,529	6,716,109

A reconciliation from net loss to basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2023, and 2022, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic and diluted net loss per share of common stock:

Net loss, basic and diluted	$(14,045)	$(6,616)	$(30,896)	$(32,522)
Weighted average number of shares of common stock outstanding, basic and diluted	34,725	34,495	34,364	34,483
Basic and diluted net loss per share of common stock	$(0.40)	$(0.19)	$(0.90)	$(0.94)

I.	Leases

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

The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Cost	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$26	$32	$90	$96
Interest on lease liabilities	—	—	—	1
Total finance lease cost	26	32	90	97
Operating lease cost	113	114	340	304
Short-term lease cost	55	53	165	155
Variable lease cost	13	13	39	39
Less: sublease income	(39)	(39)	(117)	(117)
Total lease costs	$168	$173	$517	$478

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	5	13
Operating cash flows from operating leases	426	381
Operating cash flows from short-term leases	165	155
Operating cash flows from variable lease costs	39	39

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	—	146

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	September 30,	December 31,
	2023	2022
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(870)	(780)
Property and equipment, net	$161	$251

Other current liabilities	$2	$6
Other long-term liabilities	—	—
Total finance lease liabilities	$2	$6

Operating Leases
Operating lease right-of-use assets	$698	$988
Total operating lease right-of-use assets	$698	$988

Current portion of operating lease liabilities	$433	$480
Operating lease liabilities, less current portion	517	843
Total operating lease liabilities	$950	$1,323

Weighted Average Remaining Lease Term
Finance leases	0.5 year	1 year
Operating leases	2 years	3 years

Weighted Average Discount Rate
Finance leases	14.0%	14.3%
Operating leases	7.5%	7.3%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2023 (excluding the nine months ended September 30, 2023)	$2	$127
2024	—	485
2025	—	389
2026	—	31
2027	—	—
Total lease payments	2	1,032
Less: future interest expense	0	(82)
Lease liabilities	$2	$950

J.	Significant Events

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

In connection with the management transition, the Company entered into (i) a transition agreement with Dr. Mickle (the “Mickle Transition Agreement”) and (ii) a consulting agreement with Dr. Mickle (the “Consulting Agreement”). Pursuant to the terms of the Mickle Transition Agreement, subject to his timely delivering a release of claims in the Company’s favor, Dr. Mickle will receive severance payments and benefits consisting of (i) continued payment of his base salary for 18 months following the date on which Dr. Mickle’s employment with the Company ends (the “Separation Date”), (ii) up to 18 months of continued medical, dental and vision coverage pursuant to COBRA and (iii) a one-time, lump sum bonus payment equal to a pro rata amount of his annual performance-based target bonus for the year in which the Separation Date occurs. In addition, immediately prior to the Separation Date, all outstanding options to purchase the Company’s common stock held by Dr. Mickle will be vested in full, and such accelerated vested options may be exercised through the later of (i) the 18-month anniversary of the date of the Transition Agreement and (ii) the date of the termination of the Consulting Agreement. Pursuant to the terms of the Consulting Agreement, Dr. Mickle has agreed to provide consulting services until the first anniversary of the Company’s 2023 Annual Meeting of Stockholders, which was held on April 25, 2023. In exchange for such services, Dr. Mickle will receive consulting fees of $40,000 per month. In addition, Dr. Mickle was granted, under the A&R 2014 Plan, 547,945 performance-based restricted stock units, which will vest in full upon the timely achievement of a clinical and development milestone, subject to forfeiture upon certain disqualifying events. The severance benefits consisted of personnel and other related charges of approximately $1.0 million and stock compensation expense of approximately $0.4 million related to the acceleration of vesting on unvested shares subject to certain stock options and the extension of the exercise period for certain stock options. These severance benefits are presented in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations for  the nine months ended September  30, 2023. No severance expense was recognized for the three months ended September  30, 2023, related to the Mickle Transition Agreement. As of September  30, 2023, the Company had accrued severance expense recorded within accounts payable and accrued expenses  of approximately  $0.7 million in connection with the Mickle Transition Agreement.

At the Annual Meeting, each of John B. Bode, Douglas W. Calder, and Corey Watton was elected as a director of the Company and each of Richard W. Pascoe, Christopher A. Posner, and David S. Tierney ceased serving on the Company's Board of Directors. After the Annual Meeting, the Company's Board of Directors accepted the resignation of Richard W. Pascoe from his role as Chief Executive Officer on May 5, 2023, effective June 1, 2023, and appointed Tamara A. Favorito as the Chair of the Board of Directors. In connection with Mr. Pascoe’s resignation, the Company entered into a transition agreement with Mr. Pascoe (the “Pascoe Transition Agreement”). Pursuant to the terms of the Pascoe Transition Agreement, Mr. Pascoe will receive severance payments and benefits consisting of (i) continued payment of his base salary for 12 months following the date on which Mr. Pascoe’s employment with the Company ends (the “Separation Date”), (ii) up to 12 months of continued medical, dental and vision coverage pursuant to COBRA, (iii) an amount equal to Mr. Pascoe’s target annual bonus, pro-rated through the Separation Date and (iv) accelerated vesting of his outstanding equity awards. In addition, the exercise period of vested options to purchase the Company’s common stock held by Mr. Pascoe will be extended through the nine-month anniversary of the Separation Date. The severance benefits consisted of personnel and other related charges of approximately $0.8 million and stock compensation expense of approximately $1.0 million related to the acceleration of vesting on unvested shares subject to certain stock options and the extension of the exercise period for certain stock options. These severance benefits are presented in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023. No severance expense was recognized for the three months ended September 30, 2023, related to the Pascoe Transition Agreement. As of September 30, 2023, the Company had accrued severance expense recorded within accounts payable and accrued expenses of approximately $0.5 million in connection with the Pascoe Transition Agreement.

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

On August 7, 2023, Mr. Plooster resigned from the Board of Directors effective immediately after Mr. Anderson's appointment.

On October 7, 2023, the Board of Directors appointed Neil F. McFarlane to serve as the Company’s President and Chief Executive Officer, effective October 10, 2023. Concurrently with his appointment as President and Chief Executive Officer, Mr. McFarlane was appointed to serve as a member of the Board of Directors. Mr. McFarlane was designated as the Company’s principal executive officer, succeeding Christal M.M. Mickle, the Company’s former interim President and Chief Executive Officer, in such role. Ms. Mickle will continue serving in her role as Chief Development Officer. In connection with Mr. McFarlane’s appointment as the Company’s President and Chief Executive Officer, the Company and Mr. McFarlane entered into an employment agreement, effective October 10, 2023 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. McFarlane is entitled to (i) an annual base salary of $700,000, (ii) an annual performance-based target bonus of 60% of his annual base salary, (iii) an option to purchase 600,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on October 10, 2023, and (iv) restricted stock units covering 200,000 shares of the Company's common stock. The option and restricted stock units were granted to Mr. McFarlane as inducement awards under the 2023 Plan. The option and restricted stock units will vest in four equal annual installments, with the first such installment occurring on October 10, 2024 (subject to Mr. McFarlane’s continued service to the Company through the applicable vesting date). In addition, Mr. McFarlane will receive commuting and relocation assistance in connection with his move to Florida. Upon a termination of Mr. McFarlane’s termination without cause by the Company or resignation for good reason, Mr. McFarlane is entitled to receive (i) an amount of cash equal to 1.0 times annual base salary, (ii) a pro-rated target annual bonus for the year in which termination occurs, (iii) twelve months of Company paid COBRA continuation coverage, and (iv) full vesting of his outstanding and unvested equity awards. However, if any such termination occurs within one month prior to or six months after a change in control, he will instead receive (i) an amount of cash equal to 1.5 times annual base salary, (ii) a target annual bonus for the year in which termination occurs, (iii) eighteen months of Company paid COBRA continuation coverage, and (iv) full vesting of his outstanding and unvested equity awards. Upon Mr. McFarlane’s termination due to death or disability, Mr. McFarlane will receive a pro-rated target annual bonus. Mr. McFarlane is also subject to 12-month post-termination non-competition and non-solicitation restrictions.

On October 10, 2023, Joseph B. Saluri, a member of the Board of the Company, retired from such position, effective immediately after the appointment of Mr. McFarlane.

K.	Acer Acquisition

Proposed Acquisition of Acer

At the Effective Time, each share of common stock of Acer, par value $0.0001 per share (the “Acer Common Stock”), issued and outstanding immediately prior to the Effective Time (excluding cancelled shares and any shares held by holders who have exercised their appraisal rights) will be converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share (“Zevra Common Stock”), and (ii) one non-transferable contingent value right (“CVR”) to be issued by Zevra, which will represent the right to receive one or more contingent payments up to an additional $76 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and EDSIVO products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine). The preliminary consideration for the Proposed Merger is $69.7 million and consists of (i) approximately 2.96 million shares of Zevra common stock valued at $15.0 million, (ii) the Bridge Loan advances of $16.5 million, (iii) $12.0 million in cash paid to Nantahala; (iv) 2,269,721 shares of Zevra Common Stock issued to Nantahala valued at $11.5 million based on the VWAP of shares of Zevra Common Stock during the 20 consecutive trading days ending on the trading date prior to August 30, 2023; (v) a secured promissory note payable by Zevra to Nantahala in the original principal amount of $5.0 million, as disclosed in Note C, and (vi) $9.7 million in the estimated fair value of contingent consideration related to the CVRs.

Bridge Loan Agreement

Immediately prior to the execution of the Merger Agreement and immediately following the execution of the Loan and Note Purchase Agreements defined below, Zevra and Acer entered into a bridge loan agreement (the “Bridge Loan Agreement”), providing for Zevra to make loans (collectively, the “Bridge Loan”) to Acer up to an aggregate principal amount of $16.5 million. At the time of entering into the Bridge Loan Agreement, Zevra made an initial advance to Acer in the principal amount of $10.0 million. The Bridge Loan is being provided to Acer to support its termination agreement with Relief Therapeutics Holding SA (“Relief”) and to provide Acer with working capital, including for payments of accounts payable to support the commercial launch of OLPRUVA and the development of EDSIVO pending the Proposed Merger’s anticipated closure. The Bridge Loan will bear interest at 12.0% per annum. The Bridge Loan is secured by a first priority lien on substantially all the assets of Acer.

Pursuant to the guidance under ASC 810, Consolidation ("ASC 810"), the Company concluded that Acer qualifies as a VIE. As Acer is the final decision maker for all of its research, development, and commercialization of drug candidates that it is producing, the Company lacks the power criterion under ASC 810 to direct the activities of Acer that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for accounting purposes. As a result, the Company accounts for its investment in Acer under the Bridge Loan in accordance with ASC 310, Receivables. The Company assessed the need to record an allowance for expected credit losses as it relates to the Bridge Loan and determined that the credit loss allowance was immaterial as of September 30, 2023, based on the fair value of Acer's net assets that are pledged as collateral. As of September 30, 2023, $13.4 million was outstanding under the Bridge Loan, which is included in secured corporate notes on the unaudited condensed consolidated balance sheet. As of September 30, 2023, the unaudited condensed consolidated balance sheet included $42.0 million of assets related to the Company's investment in Acer. No liabilities were recorded on the unaudited condensed consolidated balance sheet related to Acer as of September 30, 2023. The Company's maximum exposure to loss as of September 30, 2023, is equal to the Company's investment in the entity.

On October 31, 2023, the Company and Acer entered into an amendment to the Bridge Loan Agreement, which increased the aggregate principal amount available under the loan from $16.5 million to $18.0 million. Acer’s ability to borrow the remaining $4.6 million under the Bridge Loan Agreement is subject to certain conditions and approvals by Zevra.

Loan and Note Purchase Agreements

Immediately prior to the execution of the Bridge Loan Agreement and the Merger Agreement described above, on August 30, 2023, Zevra purchased certain indebtedness of Acer held by Nantahala pursuant to a Loan Purchase Agreement and a Note Purchase Agreement, each as described below and referred to herein collectively as the “Loan and Note Purchase Agreements.”

Under a Loan Purchase Agreement with Nantahala (the “Loan Purchase Agreement”), Zevra purchased the SWK Loans (as defined below) that Nantahala had acquired on June 16, 2023, for: (i) $12.0 million in cash; (ii) 98,683 shares of Zevra's common stock; and (iii) a secured promissory note payable by Zevra to Nantahala in the original principal amount of $5.0 million, as disclosed in Note C. The number of shares of Zevra's common stock was calculated by dividing $0.5 million by the VWAP of shares of Zevra's common stock during the twenty consecutive trading days ending on the trading date prior to the date of the Loan Purchase Agreement, which equaled $5.0667 per share. The SWK Loans purchased by Zevra from Nantahala under the Loan Purchase Agreement consist of: (i) an original senior secured term loan facility made available to Acer in an aggregate amount of $6.5 million (the “Original Term Loan”) and funded on March 14, 2022; and (ii) an additional senior secured term loan made to Acer in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 (the “Second Term Loan”, and together with the Original Term Loan, the “SWK Loans”). The SWK Loans bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. The principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million. The final maturity date of the SWK Loans is March 4, 2024. Acer has the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), Acer must pay an exit fee so that Zevra receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), Acer must pay an exit fee so that Zevra receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash with respect to the Second Term Loan equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by 1.5. The SWK Loans are secured by a first priority lien on all assets of Acer and any of Acer's future subsidiaries. In connection with the sale of the SWK Loans from Nantahala to Zevra under the Loan Purchase Agreement, there were no changes to any of the contractual provisions of the SWK Loans, except that in connection with the Bridge Loan, the security interest under the SWK Loans was subordinated to the Bridge Loan.

Under a Note Purchase Agreement with Nantahala (the “Note Purchase Agreement”), Zevra purchased the Marathon Convertible Notes (described below) that Nantahala had acquired on June 16, 2023. Zevra acquired the Marathon Convertible Notes in exchange for the issuance of 2,171,038 shares of Zevra's common stock. The number of shares of Zevra's common stock was calculated by dividing $11.0 million by the VWAP of shares of Zevra's common stock during the twenty consecutive trading days ending on the trading date prior to the date of the Note Purchase Agreement, which equaled $5.0667 per share. The Marathon Convertible Notes are secured convertible notes that Acer issued and sold to MAM Aardvark, LLC (“Marathon”) and Marathon Healthcare Finance Fund, L.P. (“Marathon Fund” and together with “Marathon”, each a “Holder” and collectively the “Holders”) pursuant to a Marathon Convertible Note Purchase Agreement which closed on March 14, 2022. On January 30, 2023, Acer entered into an Amendment Agreement (the “Marathon Amendment Agreement”) with the Holders with respect to the Marathon Convertible Notes. The Marathon Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly. Subject to limitations in the Bridge Loan Agreement, Zevra has the right during the 30-day periods beginning 18 months and 24 months after March 14, 2022, to require Acer to redeem the Marathon Convertible Notes at a redemption price of the outstanding principal amount plus any accrued but unpaid interest. In the event of default, interest on the Marathon Convertible Notes will increase to the lower of 11.5% per annum or the highest rate permitted by law. Zevra also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Marathon Convertible Notes into shares of Acer common stock at a conversion price of $2.50 per share, subject to adjustment, for an aggregate of 2.4 million shares upon conversion of the original principal amount. The nature of the adjustment to conversion price is limited to instances such as stock splits and reverse stock splits. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of Acer. Pursuant to the Marathon Convertible Note Purchase Agreement, the Marathon Convertible Notes are secured by a lien on collateral representing substantially all assets of Acer. In connection with the sale of the Marathon Convertible Notes from Nantahala to Zevra under the Note Purchase Agreement, there were no changes to any of the contractual provisions of the Marathon Convertible Notes, except that in connection with the Bridge Loan, the Marathon Convertible Notes were also subordinated to the Bridge Loan.

The Company's investments in the SWK Loans and the Marathon Convertible Notes are classified as available-for-sale debt securities for which the Company has elected the fair value option under ASC 825 and are included in secured corporate notes in the unaudited condensed consolidated balance sheet as of September 30, 2023.  The company recorded interest income of $0.5 million for three months and nine months ended September 30, 2023, related to the Loan and Note Purchase Agreements.

Amended License Agreement and Termination Agreement

As a condition to entering into the Merger Agreement, Acer and Relief entered into an exclusive license agreement on August 30, 2023 (the “Exclusive License Agreement”) and a termination agreement (the “Termination Agreement”) terminating the collaboration and license agreement, dated March 19, 2021, by and between Acer and Relief (the “CLA”). Pursuant to the Exclusive License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the European Union, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (Geographical Europe). Acer will have the right to receive a royalty of up to 10.0% of the net sales of OLPRUVA in Geographical Europe. In accordance with the terms of the Termination Agreement, Relief received an upfront payment from Acer of $10.0 million (which payment was funded with the Bridge Loan described above) with an additional payment of $1.5 million due on the first-year anniversary of the $10.0 million payment. Acer has also agreed to pay a 10.0% royalty on net sales of OLPRUVA worldwide, excluding Geographical Europe, and 20.0% of any value received by Acer from certain third parties relating to OLPRUVA licensing or divestment rights, all of the foregoing which are capped at $45.0 million, for total payments to Relief of up to $56.5 million.

Closing Conditions

The Proposed Merger is subject to certain customary closing conditions, including stockholder approval by Acer’s stockholders. Both companies will continue to operate their businesses independently until the close of the Proposed Merger. The Proposed Merger is expected to close in the fourth quarter of 2023. The Company expensed approximately $1.9 million of acquisition-related costs during the three and nine months ended September 30, 2023, which is included in selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations.

Following the announcement of the Proposed Merger, as of October 30, 2023, three purported stockholders of Acer filed complaints entitled Jerry Beavee v. Acer Therapeutics, Inc., et al., No. 1:23-cv-08995 (S.D.N.Y. filed Oct. 12, 2023), Kevin Turner v. Acer Therapeutics, Inc., et al., No. 1:23-cv-01185 (D. Del. filed Oct. 20, 2023) and Matthew Jones v. Acer Therapeutics, Inc., et al., No. 1:23-cv-01186 (D. Del. filed Oct. 20, 2023) (the “Complaints”) alleging that the definitive proxy statement filed on October 10, 2023, in connection with the Proposed Merger omitted material information with respect to the Proposed Merger and demanding that the Merger be enjoined unless certain supplemental disclosures are made. Certain other purported stockholders have sent demand letters to Acer making allegations and demands similar to those in the Complaints. It is possible that other complaints will be filed or demand letters received. Acer disclosed that it believes that the alleged omissions are immaterial and that no supplemental disclosure is required by applicable rule, statute, regulation or law. However, solely in order to avoid the risk that these lawsuits and demand letters may delay or otherwise adversely affect the consummation of the Proposed Merger, or further harm Acer’s financial condition, on October 30, 2023, Acer disclosed that if determined to voluntarily make supplemental disclosures to the proxy statement.

L.	Subsequent Events

The Company evaluated events and transactions occurring subsequent to September 30, 2023, through November 7, 2023, the date the accompanying unaudited condensed consolidated financial statements were issued. During this period, other than the appointment of Mr. McFarlane as President and Chief Executive Officer and a Class III director, and the resignation of Mr. Saluri from the Board of Directors on October 10, 2023, as disclosed in Note J, and the relevant items from Note K, there were no subsequent events that required recognition in the accompanying unaudited condensed consolidated financial statements, nor were there any additional non-recognized subsequent events that required disclosure.

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

We have specialized expertise and a track record of success in advancing promising therapies that face complex clinical and regulatory challenges with an approach that balances science and data with patient need. The FDA has approved AZSTARYS®, a once-daily treatment for attention deficit hyperactivity disorder, or ADHD, in patients age six years and older containing our prodrug, SDX, and d-MPH. In September 2019, we entered into a collaboration and license agreement, or the AZSTARYS License Agreement, with Commave Therapeutics S.A. (formerly known as Boston Pharmaceutical S.A.), or Commave, an affiliate of Gurnet Point Capital, L.P. Under the AZSTARYS License Agreement, we granted to Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX and used to treat ADHD or any other CNS disease. Commave has tasked Corium, Inc., or Corium, an affiliate of Gurnet Point Capital, L.P., to lead all commercialization activities for AZSTARYS in the U.S. under the AZSTARYS License Agreement. Corium commercially launched AZSTARYS in the U.S. during the third quarter of 2021. In December 2021, Commave sublicensed commercialization rights for AZSTARYS in greater China to Shanghai Ark Biopharmaceutical Ltd. Year-to-date net sales of AZSTARYS surpassed $25 million, triggering the first net sales milestone payment of $5 million, which was earned and recognized in revenue in the second quarter of 2023, and received after quarter-end. Net sales trend supports the potential to earn a second net sales milestone during the fourth quarter of 2023.

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

For example, in May 2022, we, through our wholly-owned subsidiary, Zevra Denmark A/S (formerly known as KemPharm Denmark A/S prior to February 21, 2023, or Zevra DK), entered into an Asset Purchase Agreement, or the Arimoclomol Purchase Agreement, with Orphazyme A/S in restructuring, a Danish public limited liability company, or Orphazyme. The transactions agreed to under the Arimoclomol Purchase Agreement closed on May 31, 2022. Under the terms of the Arimoclomol Purchase Agreement, Zevra DK purchased all of the assets and operations of Orphazyme related to arimoclomol and settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million. In addition, Zevra DK agreed to assume an estimated reserve liability of $5.2 million related to revenue generated from Orphazyme’s Early Access Program in France, or the Arimoclomol EAP.

Our most advanced product candidate, arimoclomol, is being developed for the treatment of NPC, a lysosomal storage disorder, or LSD. NPC is a rare neurodegenerative disease characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 live births. We estimate that approximately 1,800 individuals have been diagnosed, of which approximately 300 are in the United States and approximately 1,500 are in Europe. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options could increase awareness of the disease and assist in identifying more cases. Therapies to treat NPC are desperately needed, and for this reason, arimoclomol is currently being made available to NPC patients in the United States, France, Germany, and other European Union countries under various early access programs, or EAPs.

On September 16, 2020, the previous sponsor of the arimoclomol program, Orphazyme, submitted a new drug application, or NDA, seeking approval for arimoclomol to treat NPC. In June 2021, the FDA issued a complete response letter, or CRL, which means the FDA determined that it could not approve the NDA in its present form. Our aim is to prepare and resubmit an NDA that presents meaningful evidence of safety and efficacy of arimoclomol for its intended use. To that end, we are continuing to work diligently to characterize the substantial data generated since the CRL, including the recently completed four-year open-label safety trial which was presented at the 19th WorldSymposiumTM in February 2023. Results from this analysis, based on up to four years of continuous treatment, suggest that arimoclomol may reduce the long-term progression of NPC. Upon fulfilling the randomized double-blinded portion of the phase 2/3 clinical trial, both placebo- and arimoclomol-treated patients were given the option to continue into the four-year (48 month) open-label-extension, or OLE, phase of the study with arimoclomol treatment provided in addition to their current standard of care. Progression of NPC disease through the DB and OLE phases was assessed utilizing the five-domain NPC Clinical Severity Scale (5DNPCCSS) and compared with an estimated progression calculated from the combination of untreated patients from the NPC-001 observational trial and placebo patients from the NPC-002 Phase 2/3 trial. We are also investigating correlations between relevant 5DNPCCSS domains and corresponding Scale for the Assessment and Rating of Ataxia, or SARA, test items to potentially provide further supportive evidence for 5DNPCCSS validity as a tool for evaluating NPC progression. The SARA test evaluates impairment related to cerebellar ataxia, which was a secondary endpoint in the Phase 2/3 clinical trial of arimoclomol in NPC (NPC progression based on the 5DNPCCSS was the primary endpoint). Based on a comparative analysis of both measurements, it was determined that individual 5DNPCCSS domains and relevant performance-based SARA test items showed strong associations and alignment between the two instruments for all analysis methods used. These results provide further support that the evaluated 5DNPCCSS domains are appropriately standardized to allow for reliable and reproducible scoring of disease severity in NPC. In preparation of the arimoclomol NDA, we completed a productive and collaborative pre-submission meeting with the FDA in August 2023, receiving important information that will be used to finalize the NDA for resubmission. We plan to include these data as part of the updated NDA package for arimoclomol, which is anticipated to be submitted in the fourth quarter of 2023.

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

In January 2022, we announced that we have selected KP1077 for the treatment of IH as our lead clinical development candidate. KP1077 utilizes SDX, our prodrug of d-MPH, as its active pharmaceutical ingredient. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN®, a commonly prescribed CNS stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial, which showed the potential for higher dose formulations of SDX to be safe and well tolerated while avoiding the potential for greater cardiovascular safety risk compared to immediate-release and long-acting formulations of Ritalin. Based on the data, we identified initial dosing strengths for the ongoing Phase 2 clinical trial of KP1077 which we believe have the potential to be well-tolerated while providing higher overall exposures to d-MPH compared to other methylphenidate products that are often used off-label as a treatment for IH. On December 21, 2022, we announced the initiation of a Phase 2 clinical trial evaluating KP1077. The Phase 2 clinical trial is actively enrolling 48 adult patients at more than 30 sites in the U.S. Part 1 of the trial consists of a five-week open-label titration phase during which patients are optimized to one of four doses of SDX (80, 160, 240, or 320 mg/day). Part 2 of the trial entails a two-week randomized, double-blind, withdrawal phase, during which two-thirds of the trial participants will continue to receive their optimized dose while the remaining one-third will receive placebo. Participants are further assigned into two evenly divided cohorts. The first cohort will receive a single daily dose just before bedtime, and the second cohort will receive half the daily dose shortly after awakening and half the daily dose prior to bedtime. In June 2023, we presented the Phase 2 clinical trial design evaluating KP1077 as a treatment for IH at a medical conference. Interim Phase 2 data for the open-label titration phase of the trial were announced in October of 2023. The Interim Phase 2 data provided valuable information on the primary endpoint of the trial, which is the safety and tolerability of KP1077 in patients with IH, as well as insights related to the effective dose range and regimen. Topline Phase 2 data in IH is expected to be reported in the first half of 2024 after all patients have completed the double-blind withdrawal phase. The combined interim and upcoming topline data are expected to also provide information related to a number of secondary and exploratory endpoints, including excessive daytime sleepiness, sleep inertia, and brain fog. In the second quarter of 2023, we initiated a Phase 1 clinical trial in narcolepsy, which since has been completed and will be analyzed alongside the IH data to support both the narcolepsy and IH programs. By leveraging the data from the IH and narcolepsy programs and the existing data set generated as part of the AZSTARYS development program for serdexmethylphenidate (SDX), the sole active pharmaceutical ingredient in KP1077, Zevra can potentially initiate a pivotal Phase 3 trial in IH sometime next year.

In May 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary active pharmaceutical ingredient, or API, in AZSTARYS, was classified as a Schedule IV controlled substance by the DEA. AZSTARYS is classified as a Schedule II controlled substance as its formulation includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively.

Merger Agreement

On August 30, 2023, Zevra and Aspen Z Merger Sub, Inc., a wholly-owned subsidiary of Zevra (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (the “Proposed Merger”). At the time the Proposed Merger becomes effective (the "Effective Time"), Merger Sub will merge with and into Acer, with Acer continuing as the surviving entity and as a wholly owned subsidiary of Zevra. The Proposed Merger is subject to certain customary closing conditions, including stockholder approval by Acer’s stockholders. Both companies will continue to operate their businesses independently until the close of the Merger. The Proposed Merger is expected to close in the fourth quarter of 2023. For additional information regarding the Merger, see Note K to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our Product Candidates and Approved Products

We have employed our proprietary LAT platform technology to create a portfolio of approved products that we believe will offer, and product candidates that we believe have the potential to offer, significant improvements over currently available FDA-approved drugs.

A selection of our product candidates and approved products are summarized in the table below:

Selected Zevra Partnered and Other Development Assets

Parent Drug (Effect Profile) - Indication	Product Candidate	Development Status	Next Milestone(s)
Arimoclomol (ER) - NPC	Arimoclomol	NDA Preparation	NDA resubmission expected in Q4 2023
Methylphenidate (ER) - IH	KP1077IH*	Clinical - Phase 2	Top-line Phase 2 data - expected HI 2024
Methylphenidate (ER) - Narcolepsy Types I and II	KP1077N*	Clinical - Phase 1/2	Evaluation of potential Phase 3 Trial
Methylphenidate (ER) - ADHD	AZSTARYS	FDA Approved/Partnered	Tracking TRx's

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022(in thousands):

	Three months ended September 30,		Period-to-
	2023	2022	Period Change
Revenue, net	$2,895	$2,874	$21
Operating expenses:
Cost of revenue	144	141	3
Research and development	12,297	5,385	6,912
Selling, general and administrative	5,818	3,974	1,844
Total operating expenses	18,259	9,500	8,759
Loss from operations	(15,364)	(6,626)	(8,738)
Other income (expense):
Interest expense	(366)	(124)	(242)
Fair value adjustment related to derivative and warrant liability	—	22	(22)
Fair value adjustment related to investments	124	(139)	263
Interest and other income, net	1,738	218	1,520
Total other income (expense)	1,496	(23)	1,519
Loss before income taxes	(13,868)	(6,649)	(7,219)
Income tax (expense) benefit	(177)	33	(210)
Net loss	$(14,045)	$(6,616)	$(7,429)

Net Loss

Net loss for the three months ended September 30, 2023, was $14.0 million, compared to net loss of $6.6 million for the three months ended September 30, 2022, an increase in net loss of $7.4 million. The change was primarily attributable to an increase in loss from operations of $8.7 million and an increase in other income of $1.5 million.

Revenue

Revenue for the three months ended September 30, 2023, was $2.9 million, which was consistent when compared to revenue of $2.9 million for the three months ended September 30, 2022. Royalties from AZSTARYS of $0.9 million, and French EAP reimbursements of $2.0 million drove net revenue for the three months ended September 30, 2023.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2023, remained consistent with the cost of revenue for the three months ended September 30, 2022.

Research and Development

Research and development expenses increased by$6.9 million, from $5.4 million for the three months ended September 30, 2022, to $12.3 million for the three months ended September 30, 2023. This increase was primarily driven by the ongoing Phase 2 clinical trial in KP1077, along with the ongoing work to prepare the arimoclomol NDA for resubmission.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1.8 million, from $4.0 million for the three months ended September 30, 2022, to $5.8 million for the three months ended September 30, 2023. The period-over-period increase was primarily related to an increase in personnel costs and professional fees.

Other Income (Expense)

Other income (expense) changed by $1.5 million, from $23,000 of expense for the three months ended September 30, 2022, to $1.5 million of income for the three months ended September 30, 2023. This increase was primarily attributable to a change in net interest expense and other items of $1.5 million.

Comparison of the nine months ended September 30, 2023, and 2022 (in thousands):

	Nine months ended September 30,		Period-to-
	2023	2022	Period Change
Revenue, net	$14,244	$8,139	$6,105
Operating expenses:
Cost of revenue	946	200	746
Research and development	28,574	13,262	15,312
Selling, general and administrative	19,657	10,266	9,391
Acquired in-process research and development	—	17,663	(17,663)
Total operating expenses	49,177	41,391	7,786
Loss from operations	(34,933)	(33,252)	(1,681)
Other (expense) income:
Interest expense	(745)	(165)	(580)
Fair value adjustment related to derivative and warrant liability	—	295	(295)
Fair value adjustment related to investments	451	(634)	1,085
Interest and other income, net	4,331	482	3,849
Total other income (expense)	4,037	(22)	4,059
Loss before income taxes	(30,896)	(33,274)	2,378
Income tax benefit	—	752	(752)
Net loss	$(30,896)	$(32,522)	$1,626

Net Loss

Net loss for the nine months ended September 30, 2023, was $30.9 million compared to net loss of $32.5 million for the nine months ended September 30, 2022, a decrease in net loss of $1.6 million. The change was primarily attributable to an increase in other income of $4.0 million, partially offset by an increase in loss from operations of $1.7 million. The net loss during the nine months ended September 30, 2022, included recognition of $17.7 million of expense related to acquired in-process research and development from the arimoclomol asset acquisition which was immediately expensed.

Revenue

Revenue for the nine months ended September 30, 2023, was $14.2 million, an increase of $6.1 million compared to revenue of $8.1 million for the nine months ended September 30, 2022. AZSTARYS net sales milestone revenues of $5.0 million, royalties from AZSTARYS of $2 .0 million, and French EAP reimbursements of $ 6.8 million primarily drove net revenue for the nine months ended September 30, 2023.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2023, w as $0.9 million, an increase of $0.7 million compared to $0.2 million cost of revenue for the nine months ended September 30, 2022. The increase was primarily attributable to cost of goods sold under the AZSTARYS License Agreement.

Research and Development

Research and development expenses increased by $15.3 million, from $13.3 million for the nine months ended September 30, 2022, to $28.6 million for the nine months ended September 30, 2023. This increase was primarily driven by the ongoing Phase 2 clincial trial in KP1077, along with the ongoing work to prepare the arimoclomol NDA for resubmission .

Selling, General and Administrative

Selling, general and administrative expenses increased b y $9.4 million, from $10.3 million for the  nine months ended September 30, 2022, to $19.7 million for the  nine months ended September 30, 2023. The period-over-period increase was primarily related to an increase in personnel costs and professional fees.

Acquired In-Process Research and Development

Acquired in-process research and development expense decreased by $17.7 million, from $17.7 million for the nine months ended September 30, 2022, to none for the nine months ended September 30, 2023. This decrease was due to one-time acquired in-process research and development expense in 2022 as a result of the transactions under Arimoclomol Purchase Agreement.

Other Income (Expense)

Other income (expense) changed by $4.0 million, from $22,000 of expense for the  nine months ended September 30, 2022 , to $4.0 million of income for the nine months ended September 30, 2023 . This increase was primarily attributable to a change in interest and other income, net of $3.8 million, a change in fair value adjustment related to investments of $1.1 million; partially offset by a change in net interest expense of $0.6 million and a change in fair value adjustment related to derivative and warrant liability of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2023, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the Arimoclomol EAP, AZSTARYS License Agreement, the Corium Consulting Agreement and other consulting arrangements. As of September 30, 2023, we had cash, cash equivalents and investments of $83.4 million.

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

We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement. The Form S-3 was declared effective on July 12, 2021. As of September 30, 2023, no shares have been issued or sold under the Equity Distribution Agreement.

Share Repurchase Program

On December 20, 2021, we initiated the Share Repurchase Program, pursuant to which we may repurchase up to $50 million of shares of our common stock through December 31, 2023. Capital allocation to the Share Repurchase Program will be based on a variety of factors, including our business results, the receipt of royalties and sales milestones under the AZSTARYS License Agreement, and potentially other sources of non-dilutive capital that may become available to us. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified, or discontinued at any time without prior notice. We did not repurchase any shares of our common stock during the three months ended September 30, 2023. As of September 30, 2023, we had repurchased an aggregate of 1,575,692 shares of our common stock for approximately $11.0 million under the Share Repurchase Program.

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

On January 26, 2023, we and Wells Fargo, as lender, entered into a margin account agreement. Our investments are used as collateral for the loan and the amount we are able to borrow is limited to 80-90% of our outstanding investment balance held with Wells Fargo. The margin account bears interest at the Prime Rate minus 225 basis-points. As of September 30, 2023, $38.8 million was outstanding under the margin account.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(17,377)	$(14,255)
Net cash used in investing activities	(27,975)	(36,656)
Net cash provided by financing activities	23,460	8,609
Effect of exchange rates on cash and cash equivalents	(305)	15
Net decrease in cash and cash equivalents	$(22,197)	$(42,287)

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities of $17.4 million consisted of a net loss of $30.9 million; partially offset by $4.5 million in adjustments for non-cash items and $9.0 million in changes in working capital. Net loss was primarily attributable to our spending on research and development programs and operating costs; partially offset by revenue received under the AZSTARYS License Agreement, Arimoclomol EAP and the Corium Consulting Agreement. The changes in working capital consisted of $3.9 million related to a change in discount and rebate liabilities, $5.8 million related to a change in accounts payable and accrued expenses, $0.2 million related to a change in operating lease right-of-use assets,$0.2 million related to a change in inventories, and $0.1 million related to a change in prepaid expenses and other assets, $0.7 million related to a change in other liabilities; partially offset by $1.6 million related to a change in accounts and other receivables and $0.3 million related to a change in operating lease liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $3.1 million, non-cash severance expense of $1.4 million, and $0.5 million related to depreciation, amortization and other items; partially offset by a change in the fair value adjustment related to investments of $0.5 million.

For the nine months ended September 30, 2022, net cash used in operating activities of $14.3 million consisted of a net loss of $32.5 million and $3.9 million in changes in working capital; partially offset by $22.2 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the AZSTARYS License Agreement, Arimoclomol EAP and the Corium Consulting Agreement. The changes in working capital consisted of $1.2 million related to a change in prepaid expenses and other assets, $4.6 million related to a change in accounts and other receivables, $0.2 million related to a change in operating lease liabilities and $0.4 million related to a change in other liabilities, partially offset by $1.3 million related to a change in accounts payable and accrued expenses, $0.3 million related to a change in inventories, $0.1 million related to a change in operating lease right-of-use assets and $0.9 million related to a change in discount and rebate liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $3.3 million, a change in the fair value adjustment related to investments of $0.6 million, $17.7 million related to acquired in-process research and development which was expensed as part of the transactions under the Arimoclomol Purchase Agreement and $0.8 million related to depreciation, amortization and other items, partially offset by a change in the fair value adjustment related to derivative and warrant liabilities of $0.3 million.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $28.0 million, which was primarily attributable to purchases of investments of $45.8 million, purchases of secured corporate notes of $25.4 million, and purchases of property and equipment of $0.2 million; partially offset by maturities of investments of $43.4 million.

For the nine months ended September 30, 2022, net cash used in investing activities was $36.7 million, which was attributable to net acquisition costs of the transactions under the Arimoclomol Purchase Agreement of $14.1 million and purchases of investments of $23.8 million; partially offset by maturities of investments of $1.3 million.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $23.5 million, which was primarily attributable to proceeds from the issuance of debt of $38.8 million, proceeds from insurance financing programs of $1.3 million and proceeds from the Employee Stock Purchase Plan of $0.1 million; partially offset by repayment of debt of $12.8 million, payments to repurchase shares as part of the Share Repurchase Program of $3.4 million, and payments of principal on insurance financing arrangements of $0.5 million.

For the nine months ended September 30, 2022, net cash provided by financing activities was $8.6 million, which was primarily attributable to proceeds from the issuance of debt of $12.8 million, proceeds from insurance financing arrangements of $1.3 million and proceeds from sales of common stock under the Employee Stock Purchase Plan of $0.2 million; partially offset by payments to repurchase shares as part of the Share Repurchase Program of $4.7 million, payments of principal on insurance financing arrangements of $0.9 million and payment of offering costs of $0.1 million.

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

In addition, if the Proposed Merger is consummated, we will assume certain of Acer’s contractual obligations, which include $1.5 million owed by Zevra to Relief Therapeutics, Inc. Additionally, in connection with and immediately prior to the execution of the Merger Agreement, we entered into the Bridge Loan Agreement and the Loan and Note Purchase Agreements. For additional information, see Note K to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. To date, we have generated revenue from the AZSTARYS License Agreement, reimbursements of out-of-pocket third-party costs, the performance of consulting services and product sales under the Arimoclomol EAP. We expect that, for the foreseeable future, our only sources of revenues will be through payments arising from the AZSTARYS License Agreement, through potential consulting arrangements and any other future arrangements related to one of our product candidates and product sales under the Arimoclomol EAP. While we have entered into the AZSTARYS License Agreement to develop, manufacture and commercialize AZSTARYS, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the AZSTARYS License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to generate revenue under the Arimoclomol EAP. We also expect to continue to incur additional costs associated with operating as a public company.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our senior leadership team, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time. Among other recent changes in our senior management team, our new Chief Executive Officer was appointed effective October 10, 2023. Our future performance will depend, in part, on a successful transition period with our new Chief Executive Officer, the successful integration of any other new senior level executives into their roles, and the continuity of leadership among the larger workforce. If we do not successfully manage these transitions, it could be viewed negatively by our customers, employees, investors, and other third-party partners, and could have an adverse impact on our business and results of operations.

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

Risks Related to the Proposed Merger

The consummation of the Proposed Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Proposed Merger Agreement may be terminated and the Proposed Merger may not be completed.

The Proposed Merger is subject to certain customary closing conditions, including: (i) obtaining the required stockholder approval; (ii) the waiting period, if any, applicable to the consummation of the Proposed Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), will have expired or been terminated; and (iii) the absence of any law or order of any governmental authority of competent jurisdiction that enjoins, prohibits or makes illegal the consummation of the Proposed Merger. In addition, each of Zevra’s and Acer’s obligations to complete the Proposed Merger is subject to certain other conditions, such as (a) the accuracy of the representations and warranties of the other party, subject to the standards set forth in the Merger Agreement; (b) compliance by the other party with its covenants in all material respects; and (c) the absence of a material adverse effect on Acer. The failure to satisfy all of the required conditions could delay the completion of the Proposed Merger by a significant period of time or prevent it from occurring. Any delay in completing the Proposed Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Proposed Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Proposed Merger will be satisfied or waived or that the Proposed Merger will be completed.

While the Proposed Merger is pending, Zevra and Acer will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of Zevra and Acer.

In connection with the Proposed Merger, some tenants, operators, borrowers, managers, vendors or other third parties of each of Zevra and Acer may react unfavorably, delay or defer decisions concerning their business relationships or transactions with Zevra or Acer, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of Zevra and Acer, regardless of whether the Proposed Merger is completed.

Zevra and Acer will incur substantial transaction fees and Merger-related costs in connection with the Proposed Merger.

Zevra and Acer expect to incur non-recurring transaction fees, which include legal and advisory fees and substantial Merger-related costs associated with completing the Proposed Merger, combining the operations of the two companies and achieving desired synergies. Additional unanticipated costs may be incurred in the course of the integration of the businesses of Zevra and Acer. The companies cannot be certain that the realization of other benefits related to the integration of the two businesses will offset the transaction and Merger-related costs in the near term, or at all.

Litigation against Acer, Zevra or the members of their respective boards, could prevent or delay the completion of the Proposed Merger or result in the payment of damages following completion of the Proposed Merger.

It is a condition to the Proposed Merger that no temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Merger Agreement or the transactions contemplated thereby shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. Zevra or Acer stockholders may file lawsuits challenging the Proposed Merger or the other transactions contemplated by the Merger Agreement, which may name Zevra, members of the Zevra Board, Acer and/or members of the Acer Board as defendants. Following the announcement of the Proposed Merger, three purported stockholders of Acer filed complaints alleging that the definitive proxy statement filed on October 10, 2023, in connection with the Merger omitted material information with respect to the Merger and demanding that the Merger be enjoined unless certain supplemental disclosures are made. For additional information, see Note K to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Proposed Merger on the agreed-upon terms, such an injunction may delay the consummation of the Proposed Merger in the expected timeframe, or may prevent the Proposed Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the Closing and ongoing business activities, which could adversely affect the operation of Zevra’s and Acer’s businesses.

Zevra is required to use “diligent efforts” to achieve the milestones, which allows for consideration of a variety of factors to determine the efforts Zevra is required to take; accordingly, under certain circumstances, Zevra may not be required to take certain actions to achieve the milestones, which would have an adverse effect on the value, if any, of the CVRs.

Zevra has agreed to use “diligent efforts,” as defined in the CVR Agreement, to achieve the milestones. Under the CVR Agreement, the definition of “diligent efforts” requires Zevra to use such efforts and resources normally used by a company in the pharmaceutical business similar in size and resources to Zevra, in the exercise of their reasonable business discretion, relating to development of, seeking regulatory approval of or commercializing, as applicable, a similar product, that is of similar market potential and at a similar development stage, regulatory stage or commercialization stage. The CVR Agreement allows for the consideration of a variety of factors in determining such effort, including without limitation:

• market exclusivity (including patent coverage, regulatory and other exclusivity);

• product profile, including efficacy, safety, tolerability, methods of administration, product labeling (including anticipated product labeling);

• other product candidates;

• the competitiveness of alternative products in the marketplace or under development;

• the regulatory environment and the expected profitability of the applicable product (including direct regulatory required support and medical affairs costs, direct intellectual property defense costs, and direct distribution and logistics costs); and • other relevant commercial, financial, technical, legal, scientific and/or medical factors. As a result, factors and events may come to pass that result in Zevra permissibly devoting less effort to the achievement of the milestone than Acer would have devoted had Acer remained a stand-alone company.

If the Proposed Merger is not consummated by February 29, 2024 (or, under certain circumstances, May 29, 2024), either Acer or Zevra may terminate the Merger Agreement.

Either Acer or Zevra may terminate the Merger Agreement if the Proposed Merger has not been consummated by February 29, 2024, subject to automatic extension to May 29, 2024, if, as of February 29, 2024, all of the closing conditions have been satisfied other than the expiration or earlier termination of any applicable waiting period under the HSR Act. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the principal cause of, or directly resulted in, the failure to consummate the Proposed Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Proposed Merger to close by February 29, 2024 (or, under certain circumstances, May 29, 2024), Acer will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Proposed Merger.

Risks Related to the Combined Company Following the Proposed Merger

The financial analyses and forecasts considered by Acer and its financial advisor may not be realized, which may adversely affect the market price of Zevra's Common Stock following the completion of the Proposed Merger.

In performing its financial analyses and rendering its opinions related to the Proposed Merger, William Blair & Company, LLC (“William Blair”), who was retained to act as exclusive financial advisor to Acer in connection with a possible business combination, relied on, among other things, internal standalone financial analyses and forecasts as separately provided by Acer. These analyses and forecasts were prepared by, or as directed by, the management of Acer and provided to William Blair on August 24, 2023 and approved by Acer for William Blair’s use. None of these analyses or forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC, the U.S. generally accepted accounting principles (“GAAP”), or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of financial forecasts. These projections are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Zevra and Acer. There can be no assurance that Acer’s or the combined company’s financial condition or results of operations will be consistent with those set forth in such analyses and forecasts, which could have an adverse impact on the market price of Zevra's common stock or the financial position of the combined company following the Proposed Merger. William Blair expressed no opinion in the opinion as to the price at which Zevra's common stock will trade at any future time or as to the effect of the Proposed Merger on the trading prices of Zevra's common stock.

Following the Proposed Merger, Zevra may be unable to integrate the Acer business successfully or realize the anticipated synergies and related benefits of the Proposed Merger.

Zevra and Acer entered into the Merger Agreement with the expectation that the Proposed Merger will result in various benefits and synergies. However, the Proposed Merger involves the combination of two companies that currently operate as independent public companies. In particular, as discussed above in “—Acer may need additional capital to meet its current obligations and continue to operate its business if the Proposed Merger is not completed in a timely fashion” and “The Merger—Acer Reasons for the Merger,” prior to the signing of the Merger Agreement and the extension of the Bridge Loan, Acer’s assets consisted primarily of approximately $0.6 million in cash or cash equivalents and certain product rights. Moreover, prior to the Merger Agreement, Acer had historically been unable to fund its operations on a standalone basis without substantial additional investment. Even after the Closing, Zevra may be unable to successfully operate Acer’s business or integrate it into its own operations as a combined company.

After the Closing, Zevra will be required to devote significant management attention and resources to integrating the portfolio and operations of Acer. Potential difficulties that Zevra may encounter in the integration process include the following:

• the inability to combine the businesses of Zevra and Acer in a manner that permits Zevra to achieve the cost savings or other synergies anticipated as a result of the Proposed Merger or to achieve such cost savings or other anticipated synergies in a timely manner, which could result in Zevra not realizing some anticipated benefits of the Proposed Merger in the time frame currently anticipated, or at all;

• the inability to realize the anticipated value from various Acer assets;

• the inability to coordinate and integrate research and development teams across technologies and products to enhance product development;

• the inability to integrate and manage personnel from the companies and minimizing the loss of key employees;

• the inability to consolidate the companies’ administrative and information technology infrastructure and financial systems and identify and eliminate redundant and underperforming functions and assets;

• the inability to harmonize the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

• the inability to coordinate distribution and marketing efforts;

• potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the Closing and the subsequent integration; and

• performance shortfalls at one or both of the companies as a result of the diversion of management’s attention from ongoing business activities as a result of completing the Proposed Merger and integrating the companies’ operations.

It is possible that the integration process could result in the distraction of Zevra’s management, the loss of key employees, the disruption of Zevra’s ongoing business or inconsistencies in Zevra’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of Zevra to maintain relationships with third parties and employees or to achieve the anticipated benefits of the Proposed Merger, or could otherwise adversely affect the business and financial results of Zevra.

Zevra’s future results will suffer if it does not effectively manage its expanded operations following the Proposed Merger.

Following the Proposed Merger, the size and scope of operations of the business of the combined company will increase beyond the current size and scope of operations of either Zevra’s or Acer’s current businesses. In addition, Zevra may continue to expand its size and operations through additional acquisitions or other strategic transactions. Zevra’s future success depends, in part, upon its ability to manage its expanded business, which may pose substantial challenges for its management, including challenges related to the management and monitoring of new operations and locations and associated increased costs and complexity. There can be no assurances that Zevra will be successful in managing such expanded business or that it will realize the expected economies of scale, synergies and other benefits currently anticipated from the Proposed Merger or anticipated from any additional acquisitions or strategic transactions.

The market price of Zevra Common Stock may decline as a result of the completion of the Proposed Merger.

The market price of Zevra Common Stock may decline as a result of the completion of the Proposed Merger for a number of reasons, including if Zevra does not achieve the perceived benefits of the Proposed Merger as rapidly or to the degree anticipated by financial and industry analysts, or if the effect of the Proposed Merger on Zevra’s financial results is not consistent with the expectations of financial and industry analysts. In addition, if the Proposed Merger is consummated, Zevra stockholders, including the former Acer Stockholders, will own interests in a company operating an expanded business with a different mix of assets, risks and liabilities. Current stockholders of Zevra and former Acer Stockholders may not wish to continue to invest in Zevra, or for other reasons may wish to dispose of some or all of their shares of Zevra Common Stock. If, following the consummation of the Proposed Merger, there is selling pressure on Zevra Common Stock that exceeds demand at the market price, the price of Zevra Common Stock could decline.

The combined company may not be able to retain suppliers or distributors, or suppliers or distributors may seek to modify contractual relationships with the combined company, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with Zevra or Acer.

As a result of the Proposed Merger, the combined company may experience impacts on relationships with customers, suppliers and distributors that may harm the combined company’s business and results of operations. Certain suppliers or distributors may seek to terminate or modify contractual obligations following the Proposed Merger whether or not contractual rights are triggered as a result of the Proposed Merger. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the combined company or do so on contractual terms amenable to Zevra following the  Proposed Merger. If any suppliers or distributors seek to terminate or modify contractual obligations or discontinue their relationship with the combined company, then the combined company’s business and results of operations may be harmed.

Acer (or certain of its subsidiaries) also has contracts with vendors, landlords and other business partners which may require Acer (or certain of its subsidiaries) to obtain consent from or provide notice to these other parties in connection with the Proposed Merger, or which may otherwise contain limitations applicable to such contracts following the Proposed Merger. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom Zevra and Acer currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the Proposed Merger. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Proposed Merger. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Proposed Merger or by a termination of the Merger Agreement

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

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
2.1***	Agreement and Plan of Merger dated as of August 30, 2023, by and among Zevra Therapeutics, Inc., Aspen Z. Merger Sub. Inc., and Acer Therapeutics Inc. (incorporated herein by reference to the Registrants' Current Report on 8-K as filed with the SEC on August 31, 2023).
3.1	Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2023).
3.2	Amended and Restated Bylaws, as currently in effect, of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2023).
4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
10.1	Employment Agreement, effective as of October 10, 2023, between the Registrant and Neil F. McFarlane (incorporated herein by reference to the Registrant's Current Report on 8-K as filed with the SEC on October 10, 2023).
10.2	Bridge Loan Agreement dated as of August 30, 2023, by and between Zevra Therapeutics, Inc. and Acer Therapeutics Inc. (incorporated herein by reference to the Registrants' Current Report on 8-K as filed with the SEC on August 31, 2023).
10.3***	Loan Purchase Agreement dated as of August 30, 2023, by and among Zevra Therapeutics, Inc. and Nantahala Capital Management, LLC and the other sellers party thereto (incorporated herein by reference to the Registrants' Current Report on 8-K as filed with the SEC on August 31, 2023).
10.4***	Note Purchase Agreement dated as of August 30, 2023, by and among Zevra Therapeutics, Inc. and Nantahala Capital Management, LLC and the other sellers party thereto (incorporated herein by reference to the Registrants' Current Report on 8-K as filed with the SEC on August 31, 2023).
10.5	Registration Rights Agreement dated as of August 30, 2023, by and among Zevra Therapeutics, Inc. and each of the sellers party thereto (incorporated herein by reference to the Registrants' Current Report on 8-K as filed with the SEC on August 31, 2023).
10.6***	Voting and Support Agreement dated as of August 30, 2023, by and among Zevra Therapeutics, Inc. Aspen Z Merger Sub., Inc. and certain stockholders of Acer Therapeutics Inc. (incorporated herein by reference to the Registrants' Current Report on 8-K as filed with the SEC on August 31, 2023).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover page Interactive Data File (embedded within the Inline XBRL and combined in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zevra Therapeutics, Inc.

Date: November 7, 2023	By:	/s/ Neil F. McFarlane
Neil F. McFarlane
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)