Form 10-K
period 2023-12-31
ZEVRA THERAPEUTICS, INC.
filed 2024-04-01
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $172.1 million, based upon the closing sales price for the registrant’s common stock, as reported on the Nasdaq Global Select Market on June 30, 2023. The calculation of the aggregate market value of voting and non-voting common equity excludes 186,366 shares of common stock the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 30, 2024, the registrant had 43,426,186 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZEVRA THERAPEUTICS, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to integrate Acer (as defined below) into our business successfully or realize the anticipated synergies and related benefits of the Merger (as defined below);

●	the progress of, outcome or and timing of any regulatory approval for any of our product candidates and the expected amount or timing of any payment related thereto under any of our collaboration agreements;

●	our ability to remediate the material weakness we have identified, the timing thereof, and the impact of the restatements described herein;

●	our ability to continue as a going concern;

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	our ability to raise additional funds on commercially reasonable terms, or at all, in order to support our continued operations;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and results of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our products and product candidates;

●	the size and characteristics of the markets that may be addressed by our products and product candidates;

●	our intention to seek to establish, and the potential benefits to us from, any strategic collaborations or partnerships for the development or sale of our products and product candidates, if approved;

●	our expectations as to future financial performance, expense levels and liquidity sources;

●	the timing of commercializing our products and product candidates, if approved;

●	senior leadership and board member transitions and refreshments; and

●	other factors discussed elsewhere in this report.

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

RISK FACTORS SUMMARY

The risk factors summarized below could materially harm our business, operating results, and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled "Risk Factors". Material risks that may affect our business, financial condition, results of operations, and trading price of our common stock include the following:

●	If commercialization of our approved products or our product candidates is not successful, or we experience significant delays in commercialization, our business will be harmed.

●	If we are not able to obtain required regulatory approvals for our product candidates, or the approved labels are not sufficiently differentiated from other competing products, we will not be able to commercialize them and our ability to generate revenue or profits or to raise future capital could be limited.

●	Our research and development activities are focused on discovering and developing transformational, patient-focused therapies for rare diseases with limited or no treatment options, which may never lead to additional marketable products.

●	Arimoclomol is currently available to Niemann-Pick disease Type C patients in the United States. France, Germany, and other EU member states through our expanded access program, or EAP. The EAP is expected to remain in place until arimoclomol becomes commercially available in each of the current EAP markets. If the EAP is terminated prior to commercialization of arimoclomol, it will have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

●	The restatement of our consolidated financial statements for the year ended December 31, 2023, has subjected us to a number of additional risks and uncertainties.

●	Management recently identified a material weakness in our internal control over financial reporting, which could have a significant adverse effect on our business and the price of our common stock.

●	Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

●	We may need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts or cease operations altogether.

●	We have incurred significant recurring negative net operating losses since our inception. We expect to incur operating losses for the near future.

●	If we are unable to obtain and maintain trade secret protection or patent protection for our technology, our approved products or our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology, our approved products and our product candidates, if approved, may be impaired.

●	If we attempt to rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act and the FDA does not conclude that our product candidates are sufficiently bioequivalent, or have comparable bioavailability, to approved drugs, or if the FDA does not allow us to pursue the 505(b)(2) NDA pathway as anticipated, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and the FDA may not ultimately approve our product candidates.

●	The FDA may determine that any NDA we may submit under the 505(b)(2) regulatory pathway for any of our product candidates in the future is not sufficiently complete to permit a substantive review.

●	We have entered into collaborations with Commave Therapeutics, S.A., or Commave, to develop, manufacture and commercialize AZSTARYS worldwide. In addition, we may seek collaborations with third parties for the development, manufacturing or commercialization of our other product candidates, or in other territories. If those collaborations are not successful, we may not be able to capitalize on the market potential of our approved products or other product candidates, if approved.

●	The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

●	We could be negatively affected as a result of the actions of activist stockholders, which could be disruptive and costly and may conflict with or disrupt the strategic direction of our business.

●

 Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

NOTE REGARDING COMPANY REFERENCE

Unless the context otherwise requires, we use the terms “Zevra,” “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K to refer to Zevra Therapeutics, Inc. We have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K that are important to our business, including LAT®, OLPRUVA® and its related logo, and the Zevra logo. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

On August 30, 2023, the Company and Aspen Z Merger Sub, Inc., a wholly-owned subsidiary of Zevra ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Acer Therapeutics, Inc. ("Acer"). On November 17, 2023 (the "Closing Date"), we completed the acquisition of Acer. Pursuant to the Merger Agreement, on the Closing Date, Merger Sub was merged with an into Acer (the "Merger"), with Acer continuing as the surviving entity and as a wholly-owned subsidiary of Zevra.

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

EXPLANATORY NOTE

Restatement of Consolidated Financial Results

On March 25, 2024, the Audit Committee (the “Audit Committee”) of our Board of Directors, after discussion with senior management and the Company’s independent registered public accountants, concluded that our previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2022 and December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, (collectively, the “Prior Financial Statements”) should no longer be relied upon. In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Audit Committee concluded that, in prior years it had not appropriately accounted for certain common stock warrants as liabilities. These errors led to understatements of derivative and warrant liability and additional paid-in capital and fluctuations in fair value adjustment related to derivative and warrant liability during the impacted periods.

In addition, the Audit Committee concluded that the previously disclosed errors led to misstatements of fair value adjustment related to derivative and warrant liability, derivative and warrant liability, additional paid-in capital, and accumulated deficit that were previously disclosed in the unaudited condensed consolidated balance sheets and statements of operations included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 (collectively, the “Prior Interim Financial Statements”). On March 25, 2024, the Audit Committee, after discussion with senior management and the Company’s independent registered public accountants, concluded that the Prior Interim Financial Statements should no longer be relied upon.

As a result, we are restating our consolidated financial statements for the year ended December 31, 2022, and the Prior Interim Financial Statements in this Annual Report on Form 10-K. In addition, the following items of this Annual Report on Form 10-K include restated financial data: (i) Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Part II, Item 8—Financial Statements and Supplementary Data (which incorporated by reference the information from Part IV, Item 15—Exhibits and Financial Statement Schedules ) and (iii) Part IV, Item 15—Exhibits and Financial Statement Schedules. Note C to our consolidated financial statements sets forth, in a comparative presentation, the previously reported, restatement adjustments and restated amounts for those line items in the relevant periods affected by the restatement. This Annual Report on Form 10-K also includes disclosure regarding the impact of the restatement on the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures in Part II, Item 9A.— Controls and Procedures.

We have not amended our previously-filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods noted above. Instead, such financial statements are superseded by the audited consolidated financial statements for the year ended December 31, 2023, contained in this Annual Report on Form 10-K, which give effect to the restatements noted above

PART I

ITEM 1.	BUSINESS.

Overview

We are a rare disease company combining science, data, and patient needs to create transformational therapies for diseases with limited or no treatment options. Our mission is to bring life-changing therapeutics to people living with rare diseases. With unique, data-driven development and commercialization strategies, the Company is overcoming complex drug development challenges to make new therapies available to the rare disease community. We have a diverse portfolio of products and product candidates, which includes preclinical development programs, clinical stage pipeline and commercial stage assets. Our team has specialized expertise and a track record of success in advancing promising therapies that face complex clinical and regulatory challenges with an approach that balances science and data with patient need.

Following the U.S. approval of AZSTARYS® (further described below) in March 2021, we undertook a strategic process to evaluate how to leverage and potentially augment the Company’s existing capabilities while also considering where to invest in our pipeline to generate long-term shareholder value. With a track record of drug development success leading to approvals for products which had either difficult pathways to approval or where approvals were won following a complete response letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”), the Company determined to focus its expertise on rare disease indications, as well as seeking value-creating opportunities by building and directly commercializing product candidates in lieu of an out-licensing model. We are executing on this balanced approach by building a culture that is patient-focused and driven by our commitment to developing and making available therapies which address the myriad unmet needs within the rare disease community.

As part of our commitment to serving the rare disease community, in February 2023, we changed our name to Zevra Therapeutics, Inc. Our name, Zevra, is the Greek word for zebra, which is the internationally recognized symbol for rare disease. This name reflects our intense focus and dedication to developing transformational, patient-focused therapies for rare diseases with limited or no treatment options available, or treatment areas with significant unmet needs.

In order to accomplish our mission, we are seeking to further expand our pipeline through both internal development and through our business development activities to collaborate, partner, and potentially acquire additional assets. We intend to target assets that will allow us to leverage the expertise and infrastructure that we have built in order to mitigate risk and enhance our probability of success. In addition, we may consider external opportunities within neurology and neurodegenerative diseases, psychiatric disorders, and other rare diseases, along with adjacent or related therapeutic categories.   If we are successful, expanding our pipeline could be accretive to our value proposition and has the potential to create incremental long-term value.

In May 2022, we purchased all of the assets and operations of Orphazyme A/S related to arimoclomol, settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million, and agreed to assume an estimated reserve liability of $5.2 million related to revenue generated from Orphazyme’s Expanded Access Program in France (the "Arimoclomol EAP").

On November 17, 2023, Zevra completed the acquisition of Acer. Pursuant to the Merger Agreement, Acer continues as a wholly-owned subsidiary of Zevra. The Merger included the acquisition of OLPRUVA® (sodium phenylbutyrate) for oral suspension, which was approved by the U.S. Food and Drug Administration (FDA) on December 27, 2022, for the treatment of urea cycle disorders ("UCDs"). Acer also had a pipeline of investigational product candidates, including celiprolol for the treatment of vascular Ehlers-Danlos syndrome ("vEDS") in, patients with a confirmed type III collagen (COL3A1) mutation.  At the effective time of the Merger (the "Effective Time"), each share of common stock of Acer, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time (excluding cancelled shares and any shares held by holders who have exercised their appraisal rights) were converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share, and (ii) one non-transferable contingent value right (“CVR”) issued by Zevra, which represents the right to receive one or more contingent payments up to an additional $76.0 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

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

Our Product Candidates and Approved Products

We have built a diverse portfolio of products and product candidates through a combination of internal development and strategic investments through acquisition. For example, we have employed our proprietary Ligand Activated Technology ("LAT") platform to develop approved products (e.g., AZSTARYS), and clinical development candidates (KP1077IH and KP1077N). Through our business development efforts, we have added a commercial product (OLPRUVA), and clinical development candidates (arimoclomol, celiprolol). We furthermore have a variety of product candidates and compounds that are early-stage, pre-clinical and clinical-stage designed to address a variety of rare diseases and other indications.

Currently active commercial products and development assets are summarized in the table below:

Active Zevra Commercial and Development Assets

Parent Drug	Indication	Product / Candidate	Development Status	Next Milestone(s)
Sodium phenylbutyrate	Urea Cycle Disorders (UCD)	OLPRUVA	FDA Approved	Tracking Commercial Progress
Arimoclomol	Niemann Pick disease type C (NPC)	Arimoclomol	Pending FDA Review	PDUFA target date September 21, 2024
Celiprolol	Vascular Ehlers Danlos Syndrome (vEDS)	Celiprolol	Clinical - Phase 1/2	Phase 3 ongoing
Serdexmethylphenidate	Idiopathic Hypersomnia (IH)	KP1077IH	Clinical - Phase 2	Evaluation of potential Phase 3 Trial
Serdexmethylphenidate	Narcolepsy	KP1077N	Clinical - Phase 1/2	Evaluation of potential Phase 3 Trial
Serdexmethylphenidate and dexmethylphenidate	Attention Deficit and Hyperactivity Disorder (ADHD)	AZSTARYS	FDA Approved and Partnered	Collecting royalties and milestones

These anticipated milestones are based on information currently available to us. Our current plans and expectations are subject to a number of uncertainties, risks and other important factors that could materially impact our plans, including risks which are not solely within our control. See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

OLPRUVA

OLPRUVA (sodium phenylbutyrate) for oral suspension is approved in the U.S. as adjunctive therapy to standard of care, which includes dietary management, for the chronic management of urea cycle disorders (UCDs) involving deficiencies of carbamylphosphate synthetase (CPS), ornithine transcarbamylase (OTC), orargininosuccinic acid synthetase (AS). OLPRUVA is a proprietary and novel formulation of sodium phenylbutyrate powder, packaged in pre-measured single-dose envelopes, that has shown bioequivalence to existing sodium phenylbutyrate powder but with a pH-sensitive polymer coating that is designed to minimize dissolution of the coating for up to five minutes after preparation.

UCDs are a group of rare, genetic disorders that can cause harmful ammonia to build up in the blood, potentially resulting in brain damage and neurocognitive impairments, if ammonia levels are not controlled. Any increase in ammonia over time is serious. Therefore, it is important to adhere to any dietary protein restrictions and have alternative medication options to help control ammonia levels. Approximately 1 in 100,000 people have UCD, and there are an estimated 800 patients who are actively treated in the U.S. While there are therapies currently approved for the treatment of UCDs - specifically RAVICTI®, marketed by Amgen, Inc. (formerly Horizon Therapeutics) and PHEBURANE®, marketed by Medunik USA - there remain unmet needs for this community of patients. OLPRUVA offers benefits over other UCD treatments by eliminating issues with palatability, offering improved portability with its single-dose envelopes, and it comes in a dosage that personalized to the patient based on weight.

To commercialize OLPRUVA for oral suspension in the U.S. we have built in-house capabilities including rare disease sales specialists who are working with prescribing clinicians and healthcare providers, as well as marketing, patient reimbursement services, market access and contracting, patient advocacy, sales, and medical affairs teams. This team was hired and trained between the end of 2023 and early January, with full launch effective January 29, 2024. We have also made arrangements with third parties to provide these additional services such as distribution and specialty pharmacy offerings.

During the quarter ended December 31, 2023, and following the completion of our mergers with Acer Therapeutics, Inc. on November 17, 2023 (the “Merger”), we began generating revenue from the sale of OLPRUVA in the U.S. For additional information regarding the Merger, see Note R of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Zevra has a partnership with Relief Therapeutics who has rights to commercialize OLPRUVA in various EU countries, if approved. In addition, Zevra pays royalties of 10% of net sales plus milestones to Relief Therapeutics based on US net sales.

OLPRUVA summary:

●

OLPRUVA is available in the U.S for the treatment of UCD. OLPRUVA is an adjunctive therapy for long-term management of adults and children weighing 20kg or greater with UCD from deficiencies of CPS, OTC, or AS.

●	OLPRUVA is differentiated from currently available forms of phenylbutyrate. OLPRUVA is formulated to improve palatability while providing patients with a portable and discrete pre-measured dose.

●

Zevra has assembled a team to support OLPRUVA and additional future commercial products. We have established an efficient commercial team which is designed to fully service the patients and prescribers within the rare disease indications we are pursuing.

Arimoclomol

Arimoclomol is our product candidate being developed for the treatment of Niemann-Pick disease type C (NPC), an ultra-rare neurodegenerative lysosomal storage disorder (LSD). Arimoclomol is an orally delivered, first in-class investigational product candidate which has been granted orphan drug designation, Fast-Track designation, Breakthrough Therapy designation and rare pediatric disease designation for the treatment of NPC by the FDA, and orphan medicinal product designation for the treatment of NPC by the European Commission. The arimoclomol New Drug Application (NDA) was submitted to the FDA on December 21, 2023, and is currently undergoing review by the FDA. The FDA has assigned a PDUFA date of September 21, 2024.  We believe that, if approved by the FDA, arimoclomol will be eligible to receive a Rare Pediatric Disease Priority Review Voucher (PRV), which is transferrable.

As an LSD, NPC is characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 to 130,000 live births. We estimate that there are approximately 1,800 individuals with NPC in the US and Europe, of these, approximately 300 have been diagnosed in the U.S. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options could increase awareness of the disease and assist in more accurately identifying patients. Effective therapies to treat NPC are desperately needed, and for this reason, arimoclomol is currently being made available to NPC patients in the United States, France, Germany, and other EU member states under various expanded access programs ("EAPs").

On September 16, 2020, the previous sponsor of the arimoclomol program, Orphazyme, submitted an NDA to the FDA, seeking approval for arimoclomol to treat NPC. In June 2021, the FDA issued a complete response letter ("CRL"), meaning it determined that it could not approve the NDA in its present form.

Zevra acquired the assets of Orphazyme A/S (Orphazyme) in May 2022, and took over the responsibility for arimoclomol, including the preparation and resubmission of the NDA designed to respond to the FDA’s specific deficiencies identified in the CRL and feedback in subsequent meetings between the FDA and Orphazyme. Since that time, we have worked diligently to characterize the meaningful evidence of safety and efficacy of arimoclomol for its intended use and the substantial data generated since the CRL, including the recently completed four-year open-label safety trial, an interim analysis of which was presented at the 19th WorldSymposiumTM in February 2023. Upon fulfilling the randomized double-blinded portion of the Phase 2/3 clinical trial, both placebo- and arimoclomol-treated patients were given the option to continue into the four-year (48 month) open-label-extension ("OLE"), phase of the study with arimoclomol treatment provided in addition to their current standard of care. We believe that the results from this analysis, based on up to four years of continuous treatment, suggest that arimoclomol may reduce the long-term progression of NPC.

In preparation of the arimoclomol NDA resubmission, we completed a meeting with the FDA in August 2023, receiving feedback that was used to finalize the NDA submission. The updated NDA package for arimoclomol was resubmitted to the FDA in December 2023. Zevra believes it has addressed the issues previously raised by the FDA in the 2021 CRL. Zevra has conducted additional studies to support the potential mechanism of action of arimoclomol. Additionally, new data was included in the resubmission as supportive evidence from multiple non-clinical studies, natural history comparisons, real-world data generated from the ongoing early access programs in the U.S. and the European Union, as well as data from the four-year open-label extension of the Phase 2/3 clinical trial (NCT02612129).

In January 2024, the FDA acknowledged receipt of the resubmission and, under the Prescription Drug User Fee Act (“PDUFA”), deemed the arimoclomol NDA resubmission to be a Class II complete response which has a six-month review period from the date of resubmission. On March 4, 2024, we announced that the FDA had extended the review period for the NDA for arimoclomol and set a new PDUFA date of September 21, 2024. The FDA also re-affirmed its intent to present the resubmission for discussion at an advisory committee meeting to be scheduled.

Zevra holds the global rights for arimoclomol. We are evaluating the possibility of seeking regulatory approval and commercialization outside of the US.

Arimoclomol summary:

●

Currently, no approved treatments for NPC in the U.S. There are no currently approved products in the U.S. to treat the underlying disease of NPC and we believe, if approved, arimoclomol could be considered a foundational therapy for patients in the U.S.

●

Designed to address disease progression. Arimoclomol is designed to address the symptoms of NPC by slowing the progression of the disease itself, rather than serving as a symptomatic treatment only. The Phase 2/3 trial data for arimoclomol in NPC demonstrated reduced disease progression, and long-term data from the 4-year OLE of the Phase 2/3 trial suggest improved outcomes vs. historical controls.

●	Ease of flexible administration as an oral treatment. Arimoclomol is administered as an oral capsule that can be swallowed whole, opened and contents mixed with foods or liquids, or delivered through a feeding tube.

●	Extensive clinical experience with favorable safety data. No significant safety findings have been reported with more than 600 patients treated in various clinical trials and through our expanded access programs.

●

Advantageous regulatory designations. Arimoclomol has been granted orphan drug designation, Fast Track designation, and Breakthrough Therapy designation for the treatment of NPC. If approved for the treatment of NPC, we believe arimoclomol will be eligible to receive a Pediatric Rare Disease Priority Review Voucher (“PRV”).

Celiprolol

The Merger with Acer included the acquisition of celiprolol. We are advancing celiprolol as an investigational product candidate for the treatment of vascular Ehlers-Danlos syndrome (vEDS) in patients with a confirmed type III collagen (COL3A1) mutation.  Celiprolol is a selective adrenergic modulator (SAM) and, if we receive the first approval in the U.S. for celiprolol, we believe it would be deemed a new chemical entity (“NCE”) in the U.S. Celiprolol is currently approved in the European Union for the treatment of hypertension and angina.

Ehlers-Danlos syndrome (“EDS”) is an inherited disorder caused by mutations in the genes responsible for the structure, production, or processing of collagen, an important component of the connective tissues in the human body, or proteins that interact with collagen. vEDS causes abnormal fragility in blood vessels, which can give rise to aneurysms, abnormal connections between blood vessels known as arteriovenous fistulas, arterial dissections, and spontaneous vascular ruptures, all of which can be potentially life-threatening. Gastrointestinal and uterine fragility or rupture also commonly occur in vEDS patients. Spontaneous arterial rupture has a peak incidence in the third or fourth decade of life in vEDS patients but may occur earlier and is the most common cause of sudden death in vEDS patients. Arterial rupture or dissection events occur in about 25% of patients before the age of 20 but increase to roughly 90% of patients by the age of 40. The median survival age of vEDS patients in the U.S. is 51 years, with arterial rupture being the most common cause of sudden death. Pregnancy-related complications also occur in women with vEDS and include arterial dissection or rupture, uterine rupture, hemorrhage, premature rupture of membranes, lacerations, and complications during and after surgery. The incidence of vEDS is estimated to be one in 50,000 to 200,000 people.  There are approximately 7,500 diagnosed patients in the U.S.

Currently, there are no approved therapies anywhere in the world for vEDS. However, celiprolol, prescribed off label, has become the standard of care therapy for vEDS in some Europe an countries. Medical intervention for vEDS focuses on surgery, symptomatic treatment, genetic counseling, and prophylactic measures, such as avoiding intense physical activity, scuba diving, and violent sports. Arterial, digestive, or uterine complications in vEDS patients typically require immediate hospitalization, observation in an intensive care unit, and sometimes surgery. Pregnant women with vEDS are considered to be at risk and receive special care. While vEDS patients are encouraged to take steps to minimize the chances of an arterial rupture or dissection, there are no pharmacologic options to reduce the likelihood of such an event, and accordingly current treatments for vEDS focus on the repair of arterial ruptures or dissection. Therefore, patients must adopt a “watch and wait” approach following any confirmed diagnosis. Unfortunately, many of these arterial events have high mortality associated with them, and thus, a pharmacologic intervention that reduces the rate of events would be clinically meaningful.

Celiprolol has not been approved for any indication in the U.S. In the past, an NDA for celiprolol for the treatment for hypertension was submitted to the FDA by Rorer (subsequently acquired by Aventis Pharma SA (Aventis)) in June 1987, but was subsequently withdrawn prior to completion of the FDA review and therefore never approved. We have obtained the exclusive right in North and South America from Aventis to reference the celiprolol data included in the marketing authorization application dossier filed with and approved by the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”). In addition, our wholly-owned subsidiary, Acer Therapeutics, Inc. (“Acer”) has licensed exclusive worldwide rights to the data from the Phase 3 clinical trial known as the BBEST trial which was sponsored by L’Assistance Publique Hôpitaux de Paris (“AP-HP”).

Celiprolol received orphan drug designation from the FDA for the treatment of vEDS in 2015. In October 2018, a new celiprolol NDA was submitted to the FDA by Acer based on data obtained from the BBEST trial and was subsequently accepted by the FDA in October 2018 with priority review status. Following FDA review, Acer received a CRL from the FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. Subsequently, Acer appealed the FDA decision, and while the FDA denied the appeal, it described possible paths forward toward approval. In a May 2021 Type B meeting with the FDA, Acer discussed the conduct of an U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized clinical trial in patients with COL3A1 positive vEDS, and sought the FDA’s opinion on various proposed design features of the study.

Based on FDA's feedback during the Type B meeting, we adopted a decentralized (virtual) event-based clinical trial design and use of an independent centralized adjudication committee with a primary endpoint based on clinical events associated with disease outcome. In April 2022, the FDA granted celiprolol Breakthrough Therapy designation (“BTD”) in the U.S. for the treatment of patients with COL3A1-positive vEDS.

In July 2022, Acer initiated enrollment in a phase 3 clinical trial designed based on the discussions from the May 2021 Type B meeting with the FDA, also known as the DiSCOVER trial. The DiSCOVER trial intends to enroll 150 vEDS patients, with 100 patients receiving celiprolol and 50 patients receiving placebo. The first patient was dosed in November 2022 and the trial is currently enrolling.

Celiprolol summary:

●

Currently, no approved treatments for vEDS in the U.S. There are currently no approved treatments of vEDS in the U.S. and we believe that celiprolol, if approved, could be a significant innovation in the treatment of vEDS in the U.S. where current treatment options are focused primarily on surgical intervention.

●

Unique pharmacological profile. Mechanism of action in vEDS patients is thought to be through vascular dilatation and smooth muscle relaxation, the effect of which is to reduce the mechanical stress on collagen fibers in the arterial wall, and thereby potentially less incidence of vascular ruptures.

●

Evidence of efficacy in the E.U and extensive clinical experience from multiple trials. Celiprolol has become the primary treatment for vEDS patients in several European countries. BBEST Clinical Trial data showed 76% reduction in risk of arterial events observed in COLA3A1+ subpopulation, with additional data from a long-term observational study in France.

●	Regulatory designations. Celiprolol for vEDS would be considered an NCE in the U.S. and has been granted Orphan Drug designation and Breakthrough Therapy designation.

●

Solid patent protection through 2038. Celiprolol is generally protected by U.S. patents that will expire, after utilizing all appropriate patent term adjustments but excluding possible term extensions, in 2038.

KP1077

KP1077 is being developed for the treatment of IH and narcolepsy. IH is a rare neurological sleep disorder affecting approximately 37,000 patients in the United States.  The cardinal feature of IH is excessive daytime sleepiness ("EDS"), characterized by daytime lapses into sleep, or an irrepressible need to sleep that persists even with adequate or prolonged nighttime sleep.  Additionally, those with IH have extreme difficulty waking, otherwise known as “sleep inertia,” suffer from severe and debilitating brain fog, and may fall asleep unintentionally or at inappropriate times, also known as narcolepsy.  These symptoms often further lead to reported memory problems, difficulty maintaining focus, and depression.

There is currently only one approved product for the treatment of IH, XYWAV®, developed by Jazz Pharmaceuticals. A second product, WAKIX®, developed by Harmony Biosciences and originally approved for the treatment of EDS or cataplexy in adult patients with narcolepsy, but in October 2023, Harmony announced that the difference in outcome for EDS when comparing WAKIX and placebo in its Phase 3 trial with IH patients did not reach statistical significance.  Prescribers also utilize narcolepsy medications and various stimulant products “off-label” to treat IH symptoms, with methylphenidate, a stimulant which has been classified by the DEA as a Schedule II controlled substance, being one of the most commonly used stimulants for treating IH.  While each of these medications can help to address certain IH symptoms, there are also potential shortcomings, including dosing inconvenience, serious adverse events, such as elevated blood pressure and heart rate, and significant drug-to-drug interactions ("DDIs"), including with medications used to manage contraception and depression.  In addition, patients have indicated that the effectiveness of their current medication was poor.

Narcolepsy is a rare, chronic, debilitating neurologic disorder of sleep-wake state instability that impacts up to 200,000 Americans and is primarily characterized by EDS and cataplexy (sudden loss of muscle tone while a person is awake) along with other manifestations of rapid eye movement ("REM"), sleep dysregulation, which intrude into wakefulness. In most patients, narcolepsy is caused by the loss of hypocretin, a neuropeptide in the brain that supports sleep-wake state stability. Typical symptom onset occurs in adolescence or young adulthood, but it can take up to a decade to be properly diagnosed. Although there are several approved medications for narcolepsy, we believe a treatment option based on serdexmethylphenidate (“SDX"), our proprietary prodrug of d-methylphenidate (“d-MPH”) which has previously been classified as a Schedule IV controlled substance, with superior exposure/duration characteristics and low abuse potential may be beneficial.

We reported top-line data from a Phase 1 proof-of-concept study of SDX in the fourth quarter of 2021 and final data for the Phase 1 proof-of-concept study of SDX in the first quarter of 2022. The proof-of-concept study was a dose-escalation study to evaluate the pharmacokinetics, pharmacodynamic stimulant effects, and safety of single oral doses of SDX in subjects with a history of high-dose stimulant use. In the trial, 240 mg and 360 mg doses of SDX were observed to be well-tolerated and produced d-MPH exposure that appeared to increase proportionally with dose. Mean d-MPH plasma concentrations showed a gradual increase after SDX administration, reaching a broad peak from eight to twelve hours post-dose, followed by a shallow decline thereafter. Increased wakefulness, alertness, hypervigilance, and insomnia effects were reported by study participants, which we believe suggests that SDX produced targeted pharmacodynamic effects that have the potential to benefit patients with IH and other sleep disorders. In November 2022, we announced that the FDA has granted the orphan drug designation to SDX for the treatment of IH.

In January 2022, we announced that we had selected KP1077 for the treatment of IH and narcolepsy as our lead clinical development candidate. KP1077 utilizes SDX, our prodrug of d-MPH, as its API. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN®, a commonly prescribed CNS stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial, which showed the potential for higher dose formulations of SDX to be safe and well tolerated while avoiding the potential for greater cardiovascular safety risk compared to immediate-release and long-acting formulations of Ritalin.

Based on the data, in December 2022, we announced the initiation of a double-blind, placebo-controlled, randomized-withdrawal, dose-optimizing, multi-center Phase 2 clinical trial evaluating the efficacy and safety of KP1077 for the treatment of IH. The trial concluded in March 2024 and provided meaningful information of the optimal dose and dosing regimen to inform Phase 3 trial design.

We enrolled 48 adult patients with IH in more than 30 centers in the United States. Part 1 of the trial consisted of a five-week open-label titration phase during which patients were optimized to one of four doses of SDX (80, 160, 240, or 320 mg/day). Part 2 of the trial entailed a two-week randomized, double-blind, withdrawal phase, during which two-thirds of the trial participants will continue to receive their optimized dose while the remaining one-third will receive placebo. Participants were further assigned into two evenly divided cohorts. The first cohort received a single daily dose just before bedtime, and the second cohort received half the daily dose shortly after awakening and half the daily dose prior to bedtime.

Clinically meaningful improvements were observed across all studied endpoints. The trial was not powered for statistical significance, and this was not the primary endpoint. The exploratory endpoints of sleep inertia and brain fog performed in-line with expectations and were stable when compared across a variety of other endpoints.  Symptom improvements in patients receiving KP1077 were similar after both once-per-day, and twice-per-day dosing.

In the Phase 2 trial, KP1077 was observed to be well-tolerated at all dose levels and both dosing regimens, with adverse events that are typical for stimulants and mostly mild in severity.  These results are consistent with data from the Phase 1 trial with serdexmethylphenidate (SDX) that indicated no greater cardiovascular safety risk despite higher overall exposure levels when compared to both immediate and long-acting methylphenidate products currently used off-label for the treatment of IH.

In the second quarter of 2023, we initiated a Phase 1 clinical trial in healthy volunteers to assess proposed dosing regimen for the narcolepsy indication. This study was completed in September 2023. By leveraging the data from the IH program, Zevra is evaluating the potential to initiate a Phase 3 trial in narcolepsy.

KP1077 is subject to a right of first negotiation upon completion of a proof-of-concept study in favor of Commave, under the terms of the AZSTARYS License Agreement, but is not currently licensed to Commave, thereunder.

KP1077 Summary:

●

Dosing flexibility. Designed to be delivered in either one or two doses daily, which is designed to address the two primary issues associated with IH: (i) nighttime dose would address sleep inertia, and (ii) morning dose would address daytime brain fog.

●	No drug-to-drug interactions. We have not observed drug-to-drug interactions in clinical drug-drug interaction studies.

●

Potential for reduced abuse potential as a Schedule IV controlled substance. All other methylphenidate-based products have been designated as Schedule II controlled substances, which indicates stricter control over the prescribing and use of such products.  KP1077 is based on SDX, which has been designated a Schedule IV controlled substance.

●

No currently approved generic equivalent product. KP1077 contains SDX, our proprietary prodrug of d-methylphenidate, also known as the new chemical name, serdexmethylphenidate, by the U.S. Adopted Names Council of the American Medical Association (“USAN”), which means that there may be no generic equivalent product for KP1077 in most states, making drug-equivalent substitution potentially difficult at the pharmacy.

●

Orphan drug designation. Because small size of the IH patient population, the FDA has granted KP1077 orphan drug designation for the treatment of IH. We believe KP1077 may potentially be eligible for fast-track and breakthrough therapy designation, which may provide various regulatory benefits for the development program.

AZSTARYS (Partnered product)

AZSTARYS contains dexmethylphenidate (d-MPH) and our prodrug of dexmethylphenidate, serdexmethylphenidate (SDX). On March 2, 2021, the FDA approved AZSTARYS as a once-daily treatment for attention deficit hyperactivity disorder (ADHD), in patients age six years and older. AZSTARYS is currently being marketed in the U.S. under our September 2019 collaboration and license agreement, or the AZSTARYS License Agreement, with Commave Therapeutics SA (formerly known as Boston Pharmaceutical S.A.) ("Commave"), an affiliate of Gurnet Point Capital, L.P. Under the AZSTARYS License Agreement, we granted to Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX and used to treat ADHD or any other central nervous system ("CNS") disease.

Commave has tasked Corium, Inc. ("Corium"), another affiliate of Gurnet Point Capital, L.P., to lead all commercialization activities for AZSTARYS in the U.S.  Corium commercially launched AZSTARYS in the U.S. during the third quarter of 2021. In December 2021, Commave entered into a sublicense of commercialization rights for AZSTARYS in greater China to Shanghai Ark Biopharmaceutical Ltd.

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

In April 2021, we entered into the AZSTARYS Amendment. Pursuant to the AZSTARYS Amendment, we and Commave agreed to modify the compensation terms of the AZSTARYS License Agreement. Commave paid us $10.0 million in connection with the execution of the AZSTARYS Amendment following the FDA approval of AZSTARYS in the United States. Corium also paid us $10.0 million following the SDX scheduling determination by the DEA, which occurred on May 7, 2021. In addition, the AZSTARYS Amendment increased the total remaining future regulatory and sales milestone payments related to AZSTARYS up to an aggregate of $590.0 million. The AZSTARYS License Agreement will continue on a product-by-product basis (i) until expiration of the royalty term for the applicable product candidate in the United States and (ii) perpetually for all other countries.

In May 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary active pharmaceutical ingredient ("API") in AZSTARYS, was classified as a Schedule IV controlled substance by the DEA. AZSTARYS is classified as a Schedule II controlled substance as its formulation includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively.

During the first half of 2023, annual net sales of AZSTARYS surpassed $25 million, triggering the first annual net sales milestone payment of $5.0 million under the AZSTARYS License Agreement, which was earned and recognized as revenue in the second quarter of 2023, and received after quarter-end. During the second half of 2023, annual net sales of AZSTARYS surpassed $50 million, triggering the second milestone payment of $10.0 million under the AZSTARYS License Agreement, which was earned and recognized in the fourth quarter of 2023, and received in February 2024.

APADAZ (Withdrawn product)

The FDA approved APADAZ in February 2018. APADAZ is an immediate-release combination product containing benzhydrocodone, our prodrug of hydrocodone, and acetaminophen for the short-term (no more than 14 days) management of acute pain severe enough to require opioid analgesic and for which alternative treatments are inadequate. In October 2018, we entered into a collaboration and license agreement (the "APADAZ License Agreement") with KVK-Tech, Inc. ("KVK"), under which we granted to KVK the exclusive license to manufacture and commercialize APADAZ in the U.S. On May 31, 2023, the Company and KVK terminated the APADAZ License Agreement. Currently, the APADAZ NDA has been withdrawn and the product is not commercially available.

Our Intellectual Property

Our intellectual property (“IP”) strategy includes seeking composition-of-matter patents, among other patents, for our prodrugs, product candidates and conjugates of our prodrugs while also protecting, where appropriate as trade secrets, our proprietary LAT platform technology, the process by which we identify, screen, evaluate and select ligands to be conjugated with parent drugs to create our prodrugs. Our current prodrugs all consist of an approved parent drug and one or more ligands that we have selected using our proprietary LAT platform technology. The parent drug and ligand or ligands together may potentially constitute a new molecule and thus may be eligible for composition-of-matter patent protection, among other patent protections, in the U.S. and abroad. Beyond our internally generated IP, we have also acquired extensive IP portfolios through our business development efforts which support the products and product candidates that we are seeking to commercialize and/or develop.

In addition to the execution of our IP strategy, we also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our LAT platform technology, as well as any proprietary know-how and show-how beyond that which is patentable, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require our employees, consultants and advisors to enter into confidentiality agreements prohibiting the disclosure of confidential information and, in some cases, requiring disclosure and assignment to us of the ideas, developments, discoveries, inventions and improvements important to our business.

As of December 31, 2023, we have been granted and maintain 62 active patents within the United States, and an additional 241 active foreign patents covering our selected prodrugs and product candidates. The terms of the 62 issued U.S. patents extend to various dates ranging, for example, between 2029 and 2040. The term of our overall domestic and foreign patent portfolio related to our selected prodrugs and product candidates, including patent term adjustments but excluding possible patent term extensions, extend to various dates ranging, for example, between 2029 and 2042, if pending patent applications in each of our patent families are issued as patents. As of December 31, 2023, we had 19 pending patent applications under active prosecution in the United States, and an additional 117 pending foreign patent applications potentially covering our selected prodrugs and product candidates. Our issued and granted patents provide protection in jurisdictions that include the United States, Australia, Canada, Chile, China, European Countries, Hong Kong, India, Indonesia, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Philippines, Romania, Russia, Singapore, South Africa, South Korea, and Vietnam.

Arimoclomol

Pursuant to our acquisition of the assets of Orphazyme, we have received method of use and method of treatment patents, and have filed related patent applications, related to the arimoclomol families in various jurisdictions, including the U.S., European countries, Israel, Japan, South Korea, Canada, China, Brazil, Russia and Turkey, with anticipated patent expiration dates of 2029, excluding any potential patent term adjustments or extensions. We anticipate filing additional patent applications related to the arimoclomol families.

OLPRUVA (sodium phenylbutyrate)

We acquired the IP portfolio supporting OLPRUVA as part of the Merger with Acer. We have both U.S. and foreign patents with claims related to OLPRUVA. Our U.S. patents are directed to pharmaceutical compositions, including OLPRUVA's polymer coated, multi-particulate dosage formulation for oral administration and covers certain methods of use claims related to OLPRUVA Additionally, we have patents in Europe, Israel, and Mexico related to pharmaceutical compositions, including OLPRUVA's polymer coated, multi-particulate dosage formulation for oral administration. These patents expire in 2036.

In October 2022, the U.S. Patent and Trademark Office ("USPTO") issued a Notice of Allowance for U.S. patent application No. 16/624,834 for claims related to a kit comprising a combination therapeutic product composed of sodium phenylbutyrate or glycerol phenylbutyrate and sodium benzoate. That application has now issued as U.S. Patent No. 11,517,547 and was exclusively licensed to Acer, which we acquired in November 2023, from Baylor College of Medicine ("BCM"), with an expiration date in June 2038.

In July 2022, the China National Intellectual Property Administration (“CNIPA”) issued Electronic Patent Certificate ZL202122004991.9 in May 2022, for Utility Model directed to OLPRUVA (sodium phenylbutyrate). Specifically, the patent covers dosage form claims related to OLPRUVA’s polymer coated formulation for oral administration as a potential treatment for UCDs and Maple Syrup Urine Disease ("MSUD"). The patent has an expiration date in August 2031.

We have exclusive rights to certain patents and other intellectual property from BCM for the use of sodium phenylbutyrate (NaPB) for the treatment of inborn errors of BCAA metabolism, including MSUD. The licensed patents cover methods and compositions for treating humans (and animals) with various formulations and prodrugs of NaPB for inborn errors of BCAA metabolism, including MSUD, with the latest expiring in 2032. We made filings in the geographic regions that represent the largest incidence and prevalence of MSUD, including the U.S., selected countries in Europe (including Turkey), and Brazil. BCM has received three patents in the U.S. and one in the EU with respect to OLPRUVA, each of which is exclusively licensed to us pursuant to our agreement with BCM.

We also expect to benefit from potential commercial exclusivity afforded to the first drug approved after obtaining orphan drug designation for the treatment of MSUD. Orphan drug designation for OLPRUVA for the treatment of MSUD was granted by the FDA in August 2014.

Furthermore, we may qualify to receive an additional six months of pediatric exclusivity in the U.S., which runs consecutively to an existing exclusivity, if we conduct a successful pediatric study of OLPRUVA for the treatment of MSUD, approved by the FDA for this purpose.

AZSTARYS and Serdexmethylphenidate (SDX)

We have received composition-of-matter patents and also additionally filed composition-of-matter and method of treatment patent applications related to the AZSTARYS and SDX families in the United States and in Argentina, Australia, Brazil, Canada, Chile, China, Egypt, Hong Kong, European Countries, India, Israel, Indonesia, Japan, South Korea, Kazakhstan, Mexico, Malaysia, New Zealand, Philippines, Russia, Singapore, South Africa, Thailand, Ukraine, and Vietnam. We anticipate filing additional patent applications for our prodrugs and product candidates covering SDX and KP1077.

Celiprolol

The Merger with Acer included the acquisition of celiprolol, for which we intend to protect our commercial rights in the U.S. via multiple pathways. We believe celiprolol will be eligible for NCE exclusivity which provides upon approval as an NCE five years of marketing exclusivity, during which time the FDA will not approve another drug with the same active ingredient, regardless of the indication for use, in the U.S. In January 2015, the FDA granted celiprolol Orphan Drug designation, which provides seven years of marketing exclusivity for a drug intended to treat a rare condition, if approved.  During the Orphan Drug exclusivity period, the FDA cannot approve the same drug for the same indication, unless it demonstrates clinical superiority. Orphan Drug exclusivity does not prevent the FDA from approving the same drug for a different indication, or a different drug for the same indication. NCE exclusivity and Orphan Drug exclusivity periods run concurrently. Furthermore, celiprolol may qualify for an additional six months of pediatric exclusivity in the U.S., which requires the submission of one or more studies in pediatric subjects that meet requirements to be specified by the FDA in a written request for pediatric studies. Pediatric exclusivity can be obtained either before or after NDA approval. Pediatric exclusivity is attached to the end of an existing exclusivity and runs consecutively. We may also consider making modifications to the formulation in order to improve the product profile and to seek additional intellectual property. While unapproved drugs may be imported into the U.S. underspecified circumstances, such as for use in clinical studies under a valid and effective investigational new drug ("IND") or for further manufacture into an IND drug or an approved drug, we intend to aggressively assert our rights, via regulatory and legal means, to limit the importation of non-FDA approved versions of celiprolol.

In 2022, the USPTO issued a Notice of Allowance for a patent application exclusively licensed from Assistance Publique—Hôpitaux de Paris (AP-HP), for claims related to certain methods of vEDS with celiprolol. This application, titled “Method of Providing Celiprolol Therapy to a Patient,” has now issued as a U.S. patent with an expiration date in November 2038.

Commercialization

In December 2022, the FDA approved OLPRUVA (sodium phenylbutyrate) for oral suspension in the U.S. OLPRUVA is a prescription medicine used along with certain therapy, including changes in diet, for the long-term management of adults and children weighing 44 pounds (20 kg) or greater and with a body surface area (“BSA”) of 1.2m2 or greater, with UCDs, involving deficiencies of CPS, OTC or AS. OLPRUVA is not used to treat rapid increase of ammonia in the blood (acute hyperammonemia), which can be life-threatening and requires emergency medical treatment. Approximately 1 in 100,000 people have UCD, and there are an estimated 800 patients being actively treated in US. While there are therapies currently approved for the treatment of UCDs, there remains unmet needs for this patient population. Current branded products include RAVICTI®, marketed by Amgen, Inc. (previously Horizon Therapeutics) and PHEBURANE®, marketed by Medunik USA. OLPRUVA offers benefits over other sodium phenylbutrate treatments by eliminating issues with palatability, offering improved portability with its single-dose envelopes, and it comes in a dosage that personalized to the patient based on weight.

To support the launch of OLPRUVA, we have built in-house capabilities including rare disease sales specialists who are working with prescribing clinicians and healthcare providers, which include metabolic specialists and clinical geneticists, as well as marketing, patient reimbursement services, market access and contracting, patient advocacy, and medical affairs teams. We have successfully recruited, on-boarded and trained our full commercial team and full launch for OLPRUVA began January 29, 2024. We also have arrangements with third parties to provide additional services such as distribution and specialty pharmacy offerings. To support the efforts of our team members which are in the field engaging with HCPs, we are actively engaged in negotiations with the major commercial payers and state Medicaid organizations to seek access for OLPRUVA. We have established promotional programs to drive awareness and patient experience with OLPRUVA including Quick Start, a thirty-day free trial program designed to provide patient experience, and other patient co-pay programs, reflecting our commitment to ensure access to innovative treatments to those in need.

In March 2021, we announced that the FDA approved the NDA for AZSTARYS, a once-daily product for the treatment of ADHD in patients ranging from six years and older. Corium is leading the commercialization of AZSTARYS in the U.S. under the AZSTARYS License Agreement. Corium commercially launched AZSTARYS in the U.S. in July 2021. In December 2021, Commave Therapeutics, S.A. sublicensed to Shanghai Ark Biopharmaceutical Co., Ltd. the commercialization rights Greater China, including mainland China, Hong Kong, Macau and Taiwan.

We have established a small, targeted commercial team which is designed to fully service the patients and prescribers within the rare disease indications for which we are successful in gaining approval for our product candidates.  However, if our product candidates have large potential market opportunities that would require significant marketing resources, we may conclude that the most appropriate approach to their commercialization, if they receive regulatory approval, will involve forming a commercial collaboration or strategic relationship similar to those we have entered into with Commave, or consummating some type of strategic transaction, with a larger pharmaceutical or other marketing organization. As we get closer to potential approval of our product candidates, we will work to identify and implement the most appropriate commercialization strategies that we conclude are the most desirable with regard to each specific product candidate.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We will face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, drug delivery companies and academic and research institutions. Our competitors may develop or market drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products or product candidates and these competitors may also have significantly more resources than us and be more successful than us in manufacturing and marketing their products.  We anticipate facing intense and increasing competition as new products enter the market and advanced technologies become available.

OLPRUVA

OLPRUVA competes against several currently marketed, branded and generic forms of phenylbutyrate. In particular, RAVICTI, which is marketed by Amgen Inc. (formerly Horizon Therapeutics), and PHEBURANE®,, which is marketed by Medunik USA. We are also aware that there are drug candidates in clinical development for the potential treatment of UCDs. In addition, there is the potential entrance of authorized generics for RAVICTI which could enter the market as early as July 2025.

Arimoclomol

While there are currently no approved products for the treatment of NPC in the U.S., if approved, we expect the most direct competitor with respect to arimoclomol to be ZAVESCA (miglustat), which was originally developed by Actelion Pharmaceuticals and is now owned by Johnson & Johnson.  Miglustat is available as a generic product in several countries, including the U.S., where it is currently approved for the treatment of another lysosomal storage disorder, Gaucher disease. Miglustat is currently approved for the treatment of NPC in Europe, Canada, Australia, New Zealand, and several countries in Asia and South America where it is marketed as ZAVESCA and marketed as BRAZAVES in Japan. We are also aware that there are several other drug candidates in clinical development for the treatment of NPC. Furthest along of these drug candidates is IB1001 from IntraBio (UK), which recently submitted its NDA to the FDA.

Celiprolol

We are not aware of any active ongoing clinical trials for the treatment of vEDS. Aytu BioPharma, Inc. development program known as AR101/enzastaurin was indefinitely suspended in October 2022.

KP1077

If approved, we intend for KP1077 to compete against XYWAV®, marketed by Jazz Pharmaceuticals, and potentially with other products that are currently in development for the treatment of IH. KP1077 could face potential competition from any products for the treatment of IH that are currently in or which may enter into clinical development.

AZSTARYS

AZSTARYS competes against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include CONCERTA®, marketed by J&J Innovative Medicines (formerly Jannsen), QUELBREE®, marketed by Supernus Pharmaceuticals, Inc., QUILLIVANT XR®and QUILLICHEW ER®, marketed by Tris Pharma, RITALIN, FOCALIN® and FOCALIN XR®, marketed by Novartis AG,  METADATE CD®, marketed by UCB SA, DAYTRANA®, marketed by Noven Therapeutics, LLC, Neos Therapeutics’ CONTEMPLA XR-ODT®, marketed Aytu BioScience, Inc., JORNAY PM®, Ironshore Pharmaceuticals, Inc., and ADHANSIA XR®, marketed by Adlon Therapeutics, in addition to multiple other branded and generic methylphenidate products. In addition, AZSTARYS will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in, or which may enter into clinical development.

Many of our competitors either alone or with strategic partners, have or will have substantially greater financial, technical, and human resources compared with us. Accordingly, our competitors may be more successful in developing or marketing products and technologies that are more effective, safer or less costly. Additionally, our competitors may obtain regulatory approval for their products more rapidly and may achieve more widespread market acceptance. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. There are other non-pharmaceutical therapeutic approaches that are used or may be used for our targeted indications. For example, liver transplantation may be used in some cases to treat UCDs in pediatric patients who have developed acute liver failure.

Manufacturing

Our manufacturing strategy is to rely on contract manufacturers to produce our approved products and product candidates for clinical trials and, if approved, drug product for commercial sale. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We have contracted with third parties for the manufacture, testing, and storage of our approved products and product candidates and intend to continue to do so in the future. We expect to contract with third-party manufacturers for the manufacture of all API supply needs outside the United States if and when we receive approval from regulatory authorities outside the United States.

Our current and any future third-party manufacturers, their facilities and all lots of drug substance and drug products used in our clinical trials are required to be in compliance with current good manufacturing practices ("cGMPs") and comparable foreign regulations. The cGMP and comparable foreign regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP and comparable foreign requirements and FDA and foreign regulatory authorities' satisfaction before any product is approved and we can manufacture commercial products. Our current and any future third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

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

Third-Party Payor Coverage and Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governmental authorities, including those that administer the Medicare and Medicaid programs, and private managed care organizations and health insurers. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product and product candidates is and will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Each third-party payor determines whether or not it will provide coverage for a drug, what amount it will pay providers for the drug, and on what tier of its formulary the drug will be placed. These decisions are influenced by the existence of multiple drug products within a therapeutic class and the net cost to the plan, including the amount of the prescription price, if any, rebated by the drug’s manufacturer. Typically, generic versions of drugs are placed in a preferred tier. The position of a drug on the formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Also, third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. As a result, coverage, reimbursement and placement determinations are complex and are often the subject of extensive negotiations between the payer and the owner of the drug.

Unless we enter into a strategic collaboration under which our collaborator assumes responsibility for seeking coverage and reimbursement for a given product (such as the AZSTARYS License Agreement), we will be responsible for negotiating coverage, reimbursement and placement decisions for our product candidates, if approved. Coverage, reimbursement and placement decisions for a new product are based on many factors including the coverage, reimbursement and placement of already marketed branded drugs for the same or similar indications, the safety and efficacy of the new product, availability of generics for similar indications, the clinical need for the new product and the cost-effectiveness of the product. Increasingly, both purchasers and payors are also conducting comparative clinical and cost effectiveness analyses involving application of metrics, including data on patient outcomes, provided by manufacturers.

Within the Medicare program, as self-administered drugs, our product and product candidates would be reimbursed under the expanded prescription drug benefit known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These plans develop formularies that determine which products are covered and what co-pay will apply to covered drugs. The plans have considerable discretion in establishing formularies and tiered co-pay structures, negotiating rebates with manufacturers and placing prior authorization and other restrictions on the utilization of specific products, subject to review by the Centers for Medicare & Medicaid Services ("CMS"), for discriminatory practices. These Part D plans negotiate discounts with drug manufacturers, which are passed on, in whole or in part, to each of the plan’s enrollees through reduced premiums. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes made by recent legislation will reduce this patient coverage gap, known as the “donut hole”, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% currently. To help achieve this reduction, pharmaceutical manufacturers are required to provide quarterly discounts of 70%, which commenced January 1, 2019. In 2020, drug manufacturers became responsible for a larger share of total drug costs due to an increase to the catastrophic threshold. Such increase also resulted in a higher out-of-pocket threshold paid by Part D beneficiaries.

If a drug product is available for reimbursement by Medicare or Medicaid, its manufacturer must comply with various health regulatory requirements and price reporting metrics, which may include, as applicable, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 (the "OBRA"), and the Veterans Health Care Act of 1992 (the "VHCA"), each as amended. Among other things, the OBRA requires drug manufacturers with certain drugs covered by Medicaid to pay rebates on prescription drugs to state Medicaid programs. States may also negotiate “supplemental” Medicaid rebates on drug products dispensed under Medicaid. Manufacturers participating in Medicaid are also generally required to participate in the Public Health Service 340B Drug Discount Program, which imposes a mandatory discount on purchases by certain customers. Manufacturers of innovator drugs, including 505(b)(2) drugs, that participate in the Medicaid program are also required to offer the drugs on the Federal Supply Schedule purchasing program of the General Services Administration for purchase by the Department of Veterans Affairs, the Department of Defense and other authorized users at a mandatory discount. Additional laws and requirements apply to these contracts. Participation in such federal programs may result in prices for our future products that will likely be lower than the prices we might otherwise obtain.

Third-party payers, including the U.S. government, continue to apply downward pressure on the reimbursement of pharmaceutical products. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations may result in lower reimbursement for pharmaceutical products. We expect that these trends will continue as these payors implement various proposals or regulatory policies, including various provisions of the recent health reform legislation that affect reimbursement of these products. There are currently, and we expect that there will continue to be, a number of federal, state and foreign proposals to implement controls on reimbursement and pricing, directly and indirectly.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, in the E.U., pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”) which is currently governed by the national laws of the individual EU member states, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably. Historically, products launched in the E.U. do not follow the price structures which prevail in the U.S., and generally, prices tend to be significantly lower.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	non-clinical laboratory and animal tests that must be conducted in accordance with good laboratory practices ("GLP") requirements and other applicable regulations;

●	submission of an IND, which must be received by the FDA and become effective before human clinical trials may begin;

●	approval by an independent institutional review board ("IRB") or ethics committee at each clinical site or centrally before each trial may be initiated;

●

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended use, performed in accordance with good clinical practice requirements ("GCPs");

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

In addition, under the Pediatric Research Equity Act ("PREA"), an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.

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

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The timeline for the FDA to complete its review of a NDA may differ based on whether the application is a standard review or priority review application. The FDA may give a priority review to applications for drugs that are intended to treat serious conditions and if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of such serious conditions. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act ("PDUFA"), the FDA has set the review goal of ten months from the 60-day filing date to complete its initial review of a standard NDA for a new molecular entity, or NME, and make a decision on the application. For non-NME standard applications, the FDA has set the review goal of ten months from the submission date to complete its initial review and to make a decision on the application. For priority review applications, the FDA has set the review goal of reviewing NME NDAs within six months of the 60-day filing date and non-NME applications within six months of the date of receipt. Such deadlines are referred to as the PDUFA date. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding the submission.

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

The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a risk evaluation and mitigation strategy ("REMS"), as a condition of approval or following approval. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools.

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

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, guidance and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act also imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing.

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

Hatch-Waxman Act

Section 505 of the FFDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support any changes from the reference listed drug. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the 505(b)(2) applicant. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an abbreviated new drug application ("ANDA"). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical and clinical data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

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

The FDA provides periods of regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to new chemical entities ("NCEs"). An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivatives, such as a complex, chelate, or clathrate, of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. Applicants may also seek to carve out certain drug labeling that is protected by exclusivity.

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

DEA Regulation

Our products and certain of our product candidates are, or if approved, will be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970 ("CSA"), and the DEA’s implementing regulations, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are directly applicable to us and also applicable to our contract manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging in order to prevent loss and diversion into illicit channels of commerce.

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

AZSTARYS is listed as Schedule II controlled substances under the CSA. For Schedule II controlled substances, the importation of APIs for our product candidates, as well as the manufacture, shipping, storage, sales and use of the products, are subject to a high degree of regulation. In addition to maintaining an importer and/or exporter registration, importers and exporters of controlled substances must obtain a permit for every import of a Schedule I or II substance and a narcotic substance in Schedule III, IV and V, as well as every export of a Schedule I or II substance and a narcotic substance in Schedule III and IV. For all other drugs in Schedule III, IV and V, importers and exporters must submit an import or export declaration. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Electronic prescriptions may also be permissible depending on the state, so long as the prescription complies with the DEA’s requirements for electronic prescriptions.

SDX, which is the sole API in KP1077, has been listed as a Schedule IV controlled substance under the CSA. Controlled substances classified in Schedule III, IV, and V are also subject to registration, recordkeeping, reporting, and security requirements. For example, Schedule III drug prescriptions must be authorized by a physician and may not be refilled more than six months after the date of the original prescription or more than five times. A prescription for controlled substances classified in Schedules III, IV, and V issued by a physician, may be communicated either orally, in writing or by facsimile to the pharmacies. Controlled substances that are also classified as narcotics, such as hydrocodone, oxycodone and hydromorphone, are also subject to additional DEA requirements, such as manufacturer reporting of the import of narcotic raw material.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance or Schedule III narcotic must also be accompanied by special order forms, with copies provided to the DEA. Because AZSTARYS and our product candidates may be regulated as Schedule II controlled substances, they may be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of stimulants that the DEA allows to be produced in the U.S. each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substances for use in manufacturing of our product candidates. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

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

Since its enactment there have been executive, judicial and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.  Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2032 with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. On August 16, 2022, the Inflation Reduction Act (“IRA”), of 2022 , was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare product candidates and services, which could result in reduced demand for our products or additional pricing pressures.

On December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the companies to maintain books and records that accurately and fairly reflect all transactions of the companies, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the United States. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Non-clinical Studies and Clinical Trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practices (“GCP”) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022, under the EU Clinical Trials Directive, or (ii) between January 31, 2022, and January 31, 2023, and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

• “Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

●

“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

Controlled substances

The EU legislation does not establish different classes of narcotic or psychotropic substances. However, the United Nations (“UN”) Single Convention on Narcotic Drugs of 1961 and the UN Convention on Psychotropic Substances of 1971 (“UN Conventions”) codify internationally applicable control measures to ensure the availability of narcotic drugs and psychotropic substances for medical and scientific purposes. The individual EU member states are all signatories to these UN Conventions. All signatories have a dual obligation to ensure that these substances are available for medical purposes and to protect populations against abuse and dependence. The UN Conventions regulate narcotic drugs and psychotropic substances as Schedule I, II, III, IV substances with Schedule II substances presenting the lowest relative risk of abuse among such substances and Schedule I and IV substances considered to present the highest risk of abuse.

The UN Conventions require signatories to require all persons manufacturing, trading (including exporting and importing) or distributing controlled substances to obtain a license from the relevant authority. Each individual export or import of a controlled substance must also be subject to an authorization. The obligations provided in the UN Conventions and additional requirements are implemented at national level and requirements may vary from one member state to another.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Employees

As of December 31, 2023, we employed 69 employees, of which 65 were full-time employees.

Corporate Information

We were incorporated under the laws of the State of Iowa in October 2006, and were reincorporated under the laws of the State of Delaware in May 2014. We changed our name from KemPharm, Inc. to Zevra Therapeutics, Inc. effective as of February 21, 2023.

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

We currently generate minimal commercial revenue from the sale of our approved products and we may never be able to successfully commercialize a product candidate. We cannot guarantee that we, Corium, or any other collaborators will be able to successfully develop, manufacture or commercialize our approved products, or product candidates, if approved, or that we will ever receive any future payments under the AZSTARYS License Agreement. Despite the FDA’s approval of OLPRUVA for oral suspension in the U.S. for the treatment of certain patients with UCDs, the product may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community.

We have invested substantially all of our internal discovery and development efforts and much of our financial resources in the development of our proprietary LAT® platform technology, the identification of potential product candidates and the development of our product candidates. Our ability to generate revenue from our approved products and any of our product candidates, if approved, will depend heavily on their successful development and eventual commercialization. The success of our approved products and any of our product candidates will depend on several factors, including:

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

Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. If, following submission, our NDA or marketing authorization application for a product candidate is not accepted for substantive review or approval, the FDA or other comparable foreign regulatory authorities may require that we conduct additional studies or clinical trials, provide additional data, take additional manufacturing steps or require other conditions before they will reconsider our application. If the FDA or other comparable foreign regulatory authorities require additional studies, clinical trials or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA or other comparable foreign regulatory authorities may not consider sufficient any additional required studies, clinical trials, data or information that we perform and complete or generate, or we may decide to abandon the program.

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn, or the approved label for any approved product may not be sufficiently differentiated from other competing products to support market adoption thereof. In March 2021, the FDA approved the NDA for AZSTARYS and in December 2022, the FDA approved OLPRUVA. Even with the regulatory approval of AZSTARYS and OLPRUVA by the FDA, we cannot guarantee that the FDA will approve any of our product candidates for commercial sale or approve any proposed label we may have for any such product candidate. If our development efforts for our product candidates, including our efforts to obtain regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

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

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

A key element of our strategy is to seek FDA approval for most of our product candidates under Section 505(b)(2) of the FFDCA, otherwise known as the 505(b)(2) NDA pathway with any NDA submitted thereunder a 505(b)(2) NDA, where possible. The 505(b)(2) NDA pathway permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FFDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our future product candidates by potentially decreasing the amount of nonclinical and/or clinical data that we would need to generate in order to obtain FDA approval. Such reliance is typically predicated on a showing of bioequivalence or comparable bioavailability to an approved drug. AZSTARYS was approved via the 505(b)(2) NDA pathway on March 2, 2021.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●

regulators, IRBs, or other ethics committees may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site or amend clinical trial protocols as needed;

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

●

regulators, IRBs, or other ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i)prior to January 31, 2022, under the Clinical Trials Directive, or (ii) between January 31, 2022, and January 31, 2023, and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. While the FDA has granted KP1077 orphan drug designation for the treatment of IH, and celiprolol received orphan drug designation from the FDA for the treatment of vEDS, we have not received orphan drug designation for any other product candidate. We may seek to obtain orphan drug designation for product but there can be no assurance that the FDA will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

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

In the EU, orphan designation is granted by the EC based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization. Orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan.

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

Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. In the EU, during the market exclusivity period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product grants its consent; or (iii) if the marketing authorization holder of the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. The DEA determined AZSTARYS to be a Schedule II controlled substance. In addition, the DEA scheduled SDX as a Schedule IV substance. We expect that most of our product candidates, including KP1077, if approved, will also be regulated as “controlled substances” by the DEA, which subjects AZSTARYS and this product candidate to additional restrictions regarding their manufacture, shipment, storage, sale and use, depending on the scheduling of the active ingredients, and may limit the commercial potential of our products and any of our product candidates, if approved.

Various states also independently regulate controlled substances. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs as well. While some states automatically schedule a drug when the DEA does so, in other states there must be rulemaking or a legislative action. State scheduling may delay commercial sale of any controlled substance drug product for which we obtain federal regulatory approval and adverse scheduling could impair the commercial attractiveness of such product. We or our collaborators must also obtain separate state registrations in order to be able to obtain, handle and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

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

The EU legislation does not establish different classes of narcotic or psychotropic substances. However, the United Nations (“UN”) Single Convention on Narcotic Drugs of 1961 and the UN Convention on Psychotropic Substances of 1971 (“UN Conventions”) codify internationally applicable control measures to ensure the availability of narcotic drugs and psychotropic substances for medical and scientific purposes. The individual EU member states are all signatories to these UN Conventions. All signatories have a dual obligation to ensure that these substances are available for medical purposes and to protect populations against abuse and dependence. The UN Conventions regulate narcotic drugs and psychotropic substances as Schedule I, II, III, IV substances with Schedule II substances presenting the lowest relative risk of abuse among such substances and Schedule I and IV substances considered to present the highest risk of abuse.

The UN Conventions require signatories to require all persons manufacturing, trading (including exporting and importing) or distributing controlled substances to obtain a license from the relevant authority. Each individual export or import of a controlled substance must also be subject to an authorization. The obligations provided in the UN Conventions and additional requirements are implemented at national level and requirements may vary from one member state to another. In order to develop and commercialize our products in the EU, we would need to comply with the national requirements related to controlled substances which is costly and may affect our development plans in the EU.

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

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids and stimulants may negatively impact the market for our approved products and any of our other applicable product candidates. For example, in April 2014, the FDA approved class-wide labeling changes to the indications for use of all approved ER/LA opioids, so that ER/LA opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. These changes have reduced the number of prescriptions for opioids written by physicians and negatively impact the potential market our applicable product candidates. The FDA also held a public meeting in October 2014, on the development and regulation of abuse-deterrent formulations of opioid medications. Further, the Centers for Disease Control and Prevention previously issued draft guidelines for the prescribing of opioids for chronic pain, providing recommendations for primary care providers prescribing opioids for chronic pain on when to initiate or continue opioids, opioid selection and discontinuation, and the assessment of the risk and addressing harms of opioid use, among other areas. It is possible that FDA, or other regulatory bodies, will announce new regulatory initiatives at any time that may increase the regulatory burden or decrease the commercial opportunity for our approved products or any of our other applicable product candidates.

If the Arimoclomol EAP is terminated prior to commercialization of arimoclomol, if approved, it will have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

Arimoclomol is currently available to NPC patients in the United States France, Germany, and other EU member states through the Arimoclomol EAP. The EAP is expected to remain in place until arimoclomol becomes commercially available in each of the current EAP markets. If the Arimoclomol EAP is terminated prior to commercialization of arimoclomol, it will have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

.

Risks Related to Our Business, Our Financial Position and Our Capital Needs

We may be unable to integrate the Acer business successfully or realize the anticipated synergies and related benefits of the Merger.

We entered into the Merger Agreement with Acer with the expectation that the Merger will result in various benefits and synergies. However, the Merger involved the combination of two previously independent public companies. In particular, prior to the signing of the Merger Agreement and the extension of the Bridge Loan, Acer’s assets consisted primarily of approximately $0.6 million in cash or cash equivalents and certain product rights. Moreover, prior to the Merger Agreement, Acer had historically been unable to fund its operations on a standalone basis without substantial additional investment. We may be unable to successfully operate Acer’s business or integrate it into our own operations as a combined company.

We are required to devote significant management attention and resources to integrating the portfolio and operations of Acer. Potential difficulties that we may encounter in the integration process include the following:

• the inability to combine our business with Acer's in a manner that permits us to achieve the cost savings or other synergies anticipated as a result of the Merger or to achieve such cost savings or other anticipated synergies in a timely manner, which could result in Zevra not realizing some anticipated benefits of the Merger in the time frame currently anticipated, or at all;

• the inability to realize the anticipated value from various Acer assets;

• the inability to coordinate and integrate research and development teams across technologies and products to enhance product development;

• the inability to integrate and manage personnel from the companies and minimizing the loss of key employees;

• the inability to consolidate our administrative and information technology infrastructure and financial systems and identify and eliminate redundant and underperforming functions and assets;

• the inability to harmonize our operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

• the inability to coordinate distribution and marketing efforts;

• potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the post-closing integration; and

• performance shortfalls as a result of the diversion of management’s attention from ongoing business activities as a result of the Merger and integrating our operations.

It is possible that the integration process could result in the distraction of our management, the loss of key employees, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.

Our future results will suffer if we do not effectively manage our expanded operations following the Merger.

Following the Merger, the size and scope of our operations increased. We may continue to expand our size and operations through additional acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and locations and associated increased costs and complexity. There can be no assurances that we will be successful in managing our expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from the Merger or anticipated from any additional acquisitions or strategic transactions.

We may not be able to retain suppliers or distributors, or suppliers or distributors may seek to modify contractual relationships with us, which could have an adverse effect on our business and operations. Third parties may terminate or alter existing contracts or relationships with us.

We may experience impacts on relationships with customers, suppliers and distributors that may harm our business and results of operations. Certain suppliers or distributors may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. There can be no guarantee that our or Acer's prior customers, suppliers and distributors will remain with or continue to have a relationship with us or do so on contractual terms amenable to us. If any suppliers or distributors seek to terminate or modify contractual obligations or discontinue their relationship with us, then our business and results of operations may be harmed.

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased possibility of legal proceedings. Any failure to maintain effective internal control over financial reporting could harm us.

As discussed elsewhere in this Annual Report, on March 25, 2024, the Audit Committee, after discussion with senior management and the Company’s independent registered public accountants, concluded that the Company’s Prior Financial Statements and Prior Interim Financial Statements should no longer be relied upon. We have restated our consolidated financial statements for the year ended December 31, 2022, and the Prior Interim Financial Statements in this Annual Report on Form 10-K. The restatement of our consolidated financial statements has caused us to incur substantial expenses for legal, accounting, and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of the restatement, investors may lose confidence in our financial reporting, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions.

Management recently identified a material weakness in our internal control over financial reporting, which could have a significant adverse effect on our business and the price of our common stock.

Our management is required to report annually on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal controls relating to the accounting for certain common stock warrants as liabilities, which led to understatements of derivative and warrant liability and additional paid-in capital and fluctuations in fair value adjustment related to derivative and warrant liability during the impacted periods. As a result, management has concluded that our internal control over financial reporting and our disclosure controls and procedures were, in each case as of December 31, 2023, ineffective. As described in Part II, Item 9A of this Annual Report on Form 10-K, management is taking steps to remediate the material weakness. There can be no assurance that any measures we take will remediate the material weakness identified, nor can there be any assurance as to how quickly we will be able to remediate this material weakness.

Our failure to certify the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, or the identification of the material weakness, could subject us to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In the future, we may identify additional material weaknesses or significant deficiencies, and we may not be able to remediate them in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and, if and when such a report is required, receiving a favorable attestation report from our independent registered public accounting firm. If we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

We have incurred significant recurring negative net operating cash flows. We expect to incur minimal positive net operating cash flows or negative net operating cash flows over the next several years and may never achieve or maintain profitability.

We have historically had significant negative net operating cash flows since inception. For the years ended December 31, 2023, and 2022, net cash used in operations was $33.5 million and $18.7 million, respectively. We have financed our operations through December 31, 2023, with funds raised in private placements of redeemable convertible preferred stock, the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through revenue received under the AZSTARYS License Agreement, sales of arimoclomol under the Arimoclomol EAP, the Corium Consulting Agreement and, since the consummation of the Merger, sales of OLPRUVA.

Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities, and we do not expect to generate revenues until, and unless, the FDA or other regulatory agencies approve our product candidates, and we successfully commercialize our approved products and product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and commercialization. We are still in the early stages of commercializing our approved products and in development of many of our product candidates. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are in various stages of development of our product candidates, and we have only completed development of, and received regulatory approval for AZSTARYS and OLPRUVA. We expect to continue to incur significant expenses and operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year as we:

●	continue to integrate the operations of Acer following the recent Merger;

●	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

●	seek regulatory approvals for product candidates that successfully complete clinical trials;

●	continue research and preclinical development and initiate clinical trials of our product candidates;

●	seek to discover and develop additional product candidates either internally or in partnership with other pharmaceutical companies;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	add operational systems and personnel, if needed, to support any future commercialization efforts.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, our approved products or any of our product candidates, if approved, may not achieve commercial success. Our commercial revenue will be derived from sales of prodrug products. We cannot guarantee that we or Corium will be able to successfully commercialize OLPRUVA or AZSTARYS to any certain level, or any of the product candidates subject to the AZSTARYS License Agreement, even if approved, or that we will ever receive any additional payments under the AZSTARYS License Agreement from the commercial sales of AZSTARYS or any future payments under the AZSTARYS License Agreement. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of those securities or debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

The auditor's opinion on our audited financial statements for the fiscal year ended December 31, 2023, included in this annual report on Form 10-K, contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor's opinion on our audited financial statements for the year ended December 31, 2023, includes an explanatory paragraph stating that our recurring losses from operations, stockholders' deficit and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our product development, commercialization, and strategic plans. Accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We may need additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts or cease operations altogether.

Based on our current operating plan, our existing resources are expected to be sufficient to fund operating expense and capital investment requirements into, but not through, 2026. However, unless we are able to restructure the amounts outstanding on our margin loan facility, we may be required to repay the loan and thereby deplete the cash available to fund our operations. Because of this, the auditor's opinion on our audited financial statements for the year ended December 31, 2023, includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient funds to finance our continuing operations beyond the short-term or to further advance any or our product candidates further into clinical development and commercialization. In order to continue to commercialize our approved products and advance development of our product candidates, we will need to obtain substantial additional funding in connection with our continuing operations from one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements, and we cannot guarantee that we will be able to generate sufficient proceeds from sales, or be successful in completing other transactions, that will fund our operating expenses. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Even if we are able to fund continued development and any of our other product candidates is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize any approved product or other product candidate.

We expect that our only sources of revenues will be through payments arising from sales of our approved products or potential consulting arrangements and any other future arrangements related to one of our product candidates. We cannot guarantee that we will be able to generate sufficient proceeds from the sale of our approved products or product candidates, if approved, or be successful in completing other transactions that will fully fund our operating expenses. Further, the recent economic uncertainty, may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Our future capital requirements will depend on many factors, including:

●	the progress and results of our preclinical studies, clinical trials, chemistry, manufacturing and controls (“CMC ”), and other product development and commercialization activities;

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;

●	the ability to obtain differentiating claims in the labels for our product candidates;

●	the number and development requirements of other product candidates that we may pursue;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the efforts necessary to institute post-approval regulatory compliance requirements;

●
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

●	the commercial revenue received from commercial sales of our approved products, or any of our product candidates subject to the terms of the AZSTARYS License Agreement, or sales of our product candidates for which we receive marketing approval in the future, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of our approved products, or any of our product candidates, from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which our approved products, or any our product candidates are assigned;

●	the success in commercializing our approved products;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, investigators and trial sites. We also are required to register specified ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. In addition, we must conduct our clinical trials with product produced under cGMP requirements. Similar requirements apply in foreign jurisdictions. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process. Failure to comply with the applicable requirements related to clinical investigations by us, our CROs or clinical trial sites can also result in clinical holds and termination of clinical trials, debarment, FDA or foreign regulatory authorities refusal to approve applications based on the clinical data, warning letters, withdrawal of marketing approval if the product has already been approved, fines and other monetary penalties, delays, adverse publicity and civil and criminal sanctions, among other consequences.

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

In addition, investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or foreign marketing authorization application we submit by the FDA or foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing our product candidates. Further, our arrangements with investigators are also subject to scrutiny under other health care regulatory laws, such as the Anti-Kickback Statute and comparable foreign laws.

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

We contract with third parties for the manufacture of our approved products, partnered products and product candidates that utilize SDX, sodium phenylbutyrate, and arimoclomol, and we expect to continue to do so. This reliance on third-party manufacturers increases the risk that we will not have sufficient quantities of SDX, sodium phenylbutyrate and arimoclomol, or such quantities at an acceptable cost, which could delay, prevent or impair commercialization or development efforts.

We do not have any manufacturing facilities. We procure the bulk drug substances for our approved products and product candidates from sole-source, third-party manufacturers and the partnered products and product candidates that utilize these moieties as the API used in our clinical trials from other third parties. We anticipate we will continue to do so for the foreseeable future. We also expect to continue to rely on third parties as we proceed with preclinical and clinical testing of our product candidates, as well as for commercial manufacture of our approved products, or any of our product candidates should such candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of SDX, sodium phenylbutyrate, arimoclomol, or other bulk drug substances or our approved products, partnered product or product candidates, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

We may be unable to establish any future agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to maintain our existing third-party relationships or establish any such agreements with other third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for FDA and DEA and comparable foreign authorities regulatory compliance and quality assurance;

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;

●	disruption and costs associated with changing suppliers, including additional regulatory filings;

●	the possible breach, termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

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

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval or impact our ability to successfully commercialize our products, if approved. Some of these events could be the basis for FDA or foreign regulatory authorities action, including injunction, recall, seizure or total or partial suspension of production.

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

There are a limited number of manufacturers that operate under cGMP or comparable foreign regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for our approved products or product candidates bulk drug substance. If our current contract manufacturer for our approved products or product candidates bulk drug substance cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement. Any performance failure or significant delay could negatively affect our business, results of operations and financial condition.

We have entered into collaborations with Commave, to develop, manufacture and commercialize AZSTARYS worldwide. In addition, we may seek collaborations with third parties for the development or commercialization of our other product candidates, or in other territories. If those collaborations are not successful, we may not be able to capitalize on the market potential of AZSTARYS or any of our other product candidates, if approved.

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

We may also seek additional third-party collaborators for the development or commercialization of any of our other product candidates, which are not subject to the AZSTARYS License Agreement, or those that are subject to the AZSTARYS License Agreement, but the option is not exercised by Commave. In such cases, our likely collaborators would include large and mid-size pharmaceutical companies, regional, national and international pharmaceutical companies and biotechnology companies. If we do enter into any such collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our approved products or any of our other product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Our collaboration with Commave, or Collaborator, pose the following risks to us:

●	the Collaborator has significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	the Collaborator may not perform their obligations as expected;

●

the Collaborator may not pursue commercialization of AZSTARYS, any of our product candidates covered under the AZSTARYS License Agreement, if approved, or may elect not to continue or renew commercialization programs based on post-approval clinical trial results, changes in a Collaborator's strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	the Collaborator could independently develop, or develop with third parties, products that compete directly or indirectly with AZSTARYS, or any of our other products covered under the AZSTARYS License Agreement, as applicable, if the Collaborator believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●

AZSTARYS, any of our other products covered under the AZSTARYS License Agreement, if approved, may be viewed by the Collaborator as competitive with their own product candidates or products, which may cause the Collaborator to cease to devote resources to the commercialization of AZSTARYS, or any of our other products covered under the AZSTARYS License Agreement, if approved;

●

the Collaborator may not commit sufficient resources to the development, marketing and distribution of AZSTARYS and any of our other products covered under the AZSTARYS License Agreement, as applicable;

●

disagreements with the Collaborator, including disagreements over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the development or commercialization of AZSTARYS, or any of our other products covered under the AZSTARYS License Agreement, as applicable, might lead to additional responsibilities for us with respect to AZSTARYS or any of our other products covered under the AZSTARYS License Agreement, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●

the Collaborator may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;

●	the Collaborator may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

●

the license agreements may be terminated by the Collaborator under specified circumstances and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of AZSTARYS or any of our other products covered under the AZSTARYS License Agreement.

If we enter into any future collaborations we will face similar risks with any future collaborators as well.

The AZSTARYS License Agreement and any other licensing or collaboration agreements we may enter into may not lead to commercialization of AZSTARYS, or development of KP1077, or any of our other product candidates in the most efficient manner or at all. If Corium or a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations for our product candidates, we may have to alter our development and commercialization plans.

Our prodrug development programs and the potential commercialization of our product candidates, if approved, will require substantial additional capital. For our product candidates, which are not subject to the terms of the AZSTARYS License Agreement, we may need to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We are party to a termination agreement with Aquestive Therapeutics, or Aquestive, that may limit the value of any sale, license or commercialization of AZSTARYS or KP1077. Under this termination agreement, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS or KP1077, and any product candidates which contain SDX, including royalty payments on any license of AZSTARYS or KP1077, the sale of AZSTARYS or KP1077 to a third party or the commercialization of AZSTARYS or KP1077.

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

Competitors or other third parties may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products and technologies. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Furthermore, recent changes in U.S. patent law under the Leahy-Smith Act allow for post-issuance challenges to U.S. patents, including ex parte re-examinations, inter partes reviews and post-grant reviews. There is significant uncertainty as to how the new laws will be applied. If our U.S. patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably in Europe, also have post-grant opposition proceedings or nullity proceedings that can result in changes in scope or cancellation of patent claims.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

The FDA and foreign regulatory authorities closely regulate promotional materials and other promotional activities. Even if the FDA or foreign regulatory authorities initially approve product labeling that includes a description of our improved attribute claims, the FDA and foreign regulatory authorities may object to our marketing claims and product advertising campaigns. Failure to comply with the FDA’s and comparable foreign regulatory authorities’ promotional, marketing and advertising laws and regulations could lead to the issuance of warning letters, cyber letters, or untitled letters, adverse publicity, the requirement for dear-health-care-provider letters or other corrective information, fines and other monetary penalties, civil or criminal prosecution, including False Claims Act liability, restrictions on our operations and other operating requirements through consent decrees or corporate integrity agreements, debarment, exclusion from participation in federal health care programs and refusal of government contracts or future orders under existing contracts, among other consequences. Any of these consequences would harm the commercial success of our products.

Further, our promotional materials, statements and training methods must comply with the FDA’s and comparable foreign regulatory authorities’ prohibition of the promotion of unapproved, or off-label, use. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA. Similar requirements apply in foreign jurisdictions. For example, the FDA-approved label for AZSTARYS is limited to the acute treatment of ADHD in patients 6 years of age and older, and the FDA-approved label for APADAZ is limited to the short-term (no more than 14 days) management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s independent choice of treatment within the practice of medicine. However, if the FDA or foreign regulatory authorities determine that our promotional materials, statements or training constitutes promotion of an off-label use, it could request that we modify our promotional materials, statements or training methods or subject us to regulatory or enforcement actions, such as the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, disgorgement of money, operating restrictions or criminal penalties. We may also be subject to actions by other governmental entities or private parties, such as the False Claims Act, civil whistleblower or “qui tam” actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish our product candidates that are approved for marketing from the products of our competitors. We have registered trademarks, including those for LAT, Zevra, and OLPRUVA. In addition, we have solicited and applied for trademarks for the Zevra logo and several potential trade names and logos for future product candidates. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

Risks Related to the Commercialization of Our Partnered Products and Product Candidates

If we are unable to establish sales, marketing and distribution capabilities for our approved products or product candidates, if approved, we may not be successful in commercializing any approved product candidate in the United States.

While we entered into the AZSTARYS License Agreement to establish a collaboration for the commercialization of AZSTARYS and any of our product candidates which are subject to such agreement, we currently have limited marketing and sales experience. In order to commercialize OLPRUVA for oral suspension in the U.S. for the treatment of certain patients with UCDs we have added marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities, or have made arrangements with third parties to perform these services. For any of our other product candidates that receive marketing approval we may have to augment our commercial capabilities, or make arrangements with third parties to perform additional services, and we may not be successful in doing any of the foregoing. Building and maintaining a targeted specialty sales force is expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact our commercialization efforts. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved product candidates, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates that receive marketing approval. If we are not successful in commercializing our product candidates that receive marketing approval, either on our own or through collaborations with one or more third parties, our potential future revenue will be materially and adversely impacted.

Establishing our own sales, marketing and distribution capabilities, involves a number of risks. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our approved products and product candidates on our own include:

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

If we decide to enter into arrangements with third parties to perform these services for certain of our product candidates, our product revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates in the future, or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including Corium, and any of them may fail to devote the necessary resources and attention to sell and market our approved products, or any of our product candidates, if approved, effectively. Further, we may be liable for conduct of third parties, including Corium, acting on our behalf, including failure to comply with legal requirements applicable to sales and marketing of our product or product candidates, if approved. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our approved products, or any of our product candidates, if approved.

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

If approved, we intend for KP1077 to compete against XYWAV®, marketed by Jazz Pharmaceuticals’ , and potentially with other products that are currently in development for the treatment of IH, including Harmony Biosciences’ WAKIX.  KP1077 could face potential competition from any products for the treatment of IH that are currently in or which may enter into clinical development.

AZSTARYS currently competes against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include CONCERTA®, marketed by J&J Innovative Medicines (formerly Jannsen), QUELBREE®, marketed by Supernus Pharmaceuticals, Inc., QUILLIVANT XR®and QUILLICHEW ER®, marketed by Tris Pharma, RITALIN, FOCALIN® and FOCALIN XR®, marketed by Novartis AG,  METADATE CD®, marketed by UCB SA, DAYTRANA®, marketed by Noven Therapeutics, LLC, Neos Therapeutics’ CONTEMPLA XR-ODT®, marketed Aytu BioScience, Inc., JORNAY PM®, Ironshore Pharmaceuticals, Inc., and ADHANSIA XR®, marketed by Adlon Therapeutics,’. In addition, AZSTARYS will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in, or which may enter into, clinical development.

Our potential competitors and the related stage of development for their product candidates in our target indications for OLPRUVA (sodium phenylbutyrate) for oral suspension and celiprolol include for UCDs, Horizon Pharma plc / Immedica Group (Marketed) and Medunik USA (Marketed), and for vEDS, Aytu BioPharma (AR101/enzastaurin development indefinitely suspended October 2022)

Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Consequently, our competitors may develop products for indications we are pursuing or may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

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

Consequently, our competitors may develop products for the treatment of ADHD, pain, UCDs, or for other indications pursue or we may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and subject enrollment in clinical trials.

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

The successful commercialization of our approved products, and any of our product candidates for which marketing approval is obtained will depend, in part, on the extent to which coverage and adequate reimbursement for AZSTARYS, OLPRUVA, or any of our product candidates for which marketing approval is obtained, will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and managed care plans and other third-party payors. Government authorities and other third-party payors decide which medical products they will pay for and establish reimbursement levels, including co-payments. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, our approved products, or any of our product candidates for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our prodrug products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Moreover, the trend has been for government and commercial health plans and their pharmacy benefit managers to commoditize drug products through therapeutic equivalence determinations, making formulary decisions based on cost. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize our approved products or commercialize any of our product candidates for which marketing approval is obtained.

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

Further, our promotional materials, statements and training methods must comply with the FDA’s prohibition of the promotion of unapproved, or off-label, use. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA. For example, the FDA-approved label for AZSTARYS is limited to the acute treatment of ADHD in patients 6 years of age and older and the FDA approved label for OLPRUVA is limited to oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s independent choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials, statements or training constitutes promotion of an off-label use, it could request that we modify our promotional materials, statements or training methods or subject us to regulatory or enforcement actions, such as the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, disgorgement of money, operating restrictions or criminal penalties. We may also be subject to actions by other governmental entities or private parties, such as the False Claims Act, civil whistleblower or “qui tam” actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

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

For OLPRUVA for oral suspension in the U.S. for the treatment of certain patients with UCDs, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and comparable foreign regulations and GCP for any clinical trials that we conduct post-approval.

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

Our approved products are, and if marketing approval of any of our product candidates is granted, such product candidates may be, subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. For example, in September 2018, the FDA approved the Opioid Analgesic REMS for ER/LA and IR opioids as one strategy among multiple national and state efforts to reduce the risk of abuse, misuse, addiction, overdose, and deaths due to prescription opioid analgesics. We anticipate that any opioid product candidates that we may choose to develop in the future, if approved by the FDA, are likely to also be subject to a REMS requirement. In addition, the FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product.

Products may be approved with a label that limits their approved uses, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, which could limit sales of the product. For instance, the label for AZSTARYS contains black box warnings regarding the risks of abuse and dependence.

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

In addition, later discovery of previously unknown adverse events or other problems with our prodrug products, including those related to manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have negative consequences, including:

●	adverse inspectional findings;

●	restrictions on such prodrug products, distribution, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a drug;

●	additional warnings or other restrictions on the product’s indicated use, label, or marketing;

●	issuance of safety alerts, dear-healthcare-provider letters, press releases or other communications containing warnings regarding the product;

●	requirement to establish or modify a REMS or similar risk management programs;

●	requirement to conduct post-marketing studies or surveillance;

●	restrictions on drug distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters;

●	recall or withdrawal of the prodrug products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit and other delays;

●	clinical holds, or the suspension or termination of ongoing clinical trials;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of marketing approvals or other permits or voluntary suspension of marketing;

●	refusal to permit the import or export of our prodrug products;

●	reputational harm;

●	refusal of government contracts or future orders under existing contracts, exclusion from participation in federal health care programs, and corporate integrity agreements;

●	product seizure or detention; or

●	injunctions or the imposition of civil or criminal penalties, including False Claims Act liability.

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

We are exposed to the risk of misconduct by employees and independent contractors, such as principal investigators, CROs, consultants, commercial collaborators, contract manufacturers, service providers and other vendors. Such misconduct could include failures to comply with FDA or comparable foreign regulations, to provide accurate information to the FDA, or comparable foreign authorities, to comply with manufacturing standards that we have established or that are established by regulation, to comply with federal and state contracting and healthcare fraud and abuse laws, to report drug pricing, financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing, advertising and promotion, sales commissions, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct and self-disclose credible evidence of False Claims Act violations.

It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of warning letters, untitled letters, cyber letters, seizure or recall of products, injunctions, withdrawal of product approval or other permits, clinical holds and termination of clinical trials, FDA or foreign regulatory authorities refusal to approve pending applications, product detentions, FDA or DEA consent decrees, restriction or suspension of manufacturing and distribution, debarment, refusal to allow product import or export, adverse publicity, refusal of government contracts or future orders under existing contracts, dear-health-care-provider letters or other warnings or corrective information, recalls, delays, significant civil, criminal and administrative penalties including False Claims Act liability, damages, monetary fines, disgorgement, restitution, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, corporate integrity agreements, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, among other consequences, any of which could adversely affect our ability to operate.

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

Since its enactment, there have been executive, judicial and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim.  Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may, among other things, result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our prodrug product candidates.

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

In the EU, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may affect our revenue, if any.

In some countries, particularly the EU member states, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some member states, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our prodrug products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

If our security measures are compromised now, or in the future, or the security, confidentiality, integrity or availability of, our information technology systems, software, services, communications or data is compromised, limited or fails, this could result in a material adverse impact, including without limitation, a material interruption to our operations, harm to our reputation, significant fines, penalties and liability, breach or a triggering of data protection laws, privacy policies and data protection obligations, loss of customers or sales, or material disruption of our clinical trials or other business activity.

In the ordinary course of our business, we may collect, process and store proprietary, confidential and sensitive information, including personal information (including key-coded data and health information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves or other parties.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Despite the implementation of security measures, our information technology systems and data, and those of our CROs and other third parties on which we rely, are vulnerable to system failure, interruption, compromise, attack or damage from several sources, such as data corruption; breakdown; malicious human acts; malware (such as ransomware); malicious code (such as computer viruses or worms); fraudulent activity; employee misconduct, theft or error; denial-of-service attacks; public health epidemics; cyber-attacks by sophisticated nation-state and nation-state supported actors; natural disasters; terrorism; war (such as the current situation with Ukraine and Russia); and telecommunication and electrical failures. Our recovery systems (and those of third parties upon whom we rely) are similarly vulnerable. Any of these events could lead to the unauthorized access, disclosure and use of proprietary, confidential, or otherwise non-public information (such as personal information). The techniques used by criminal actors to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. Attacks upon information technology systems are also increasing in their levels of persistence and intensity and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may also experience security breaches that may remain undetected for an extended period. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual and potential vulnerabilities. Due to the nature of some of these threats, we may be unable to anticipate threats, and there is a risk that a threat may remain undetected for a period of time. The costs of maintaining or upgrading our cyber-security systems at the level commercially reasonable to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause harm to our business, financial condition and results of operations.

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

Furthermore, the Federal Trade Commission, or the FTC, also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5 of the FTC Act. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, collectively the CCPA, requires businesses that process the personal information of the California residents to, among other things, (i) provide certain disclosures to California residents regarding the business's collection, use, and disclosure of their personal information (ii) receive and respond to requests from California residents to access, delete, and correct their personal information or opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. As we expand our operations, these and similar laws may increase our compliance costs and potential liability

Foreign data protection laws, such as the GDPR and member state data protection laws, may also apply to health-related and other personal data that we process, including personal data relating to clinical trial participants. European data protection laws impose strict obligations on the ability to process health-related and other personal data of data subjects in Europe, including standards relating to the privacy and security of personal data. For example, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework, or DPF, as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on [the EU standard contractual clauses] [and] [the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement and the DPF as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third-party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK data protection regime, which imposes separate but similar obligations to those under the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.  On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DFP. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our senior leadership team, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time. Among other recent changes in our senior management team, our new Chief Executive Officer was appointed effective October 10, 2023. Our future performance will depend, in part, on a successful transition period with our new Chief Executive Officer, Neil F. McFarlane, the successful integration of any other new senior level executives into their roles, and the continuity of leadership among the larger workforce. If we do not successfully manage these transitions, it could be viewed negatively by our customers, employees, investors, and other third-party partners, and could have an adverse impact on our business and results of operations.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $176.00 per share (adjusted to give effect to the 1-for-16 reverse stock split), our stock price has ranged from a low of $1.94 to a high of $418.40 through April 1, 2024. In addition, the stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	actual or anticipated variations in our operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry, including without limitation changes in the structure of healthcare payment systems;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the pharmaceutical industry;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	adverse regulatory announcements or determinations regarding our product candidates;

●	capital commitments;

●	investors’ general perception of us and our business;

●	global macroeconomic conditions, including inflation, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;

●	political unrest, terrorism and wars, such as the current situation with Ukraine and Russia or Israel and Hamas, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this Item 1A;

●	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, other natural disasters, pandemics, or responses to these events;

●	recruitment or departure of key personnel; and

●	sales of our common stock, including sales by our directors and officers or specific stockholders.

Many of the factors described above are not within our control and we cannot guarantee that future instances of these influencing factors will not have effects on the trading price of our common stock.

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

We may need additional capital in the future to fund our planned future operations, including to complete potential clinical trials for our product candidates or for successful commercialization of our approved products. To raise capital, we may sell or issue common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. The issuance of additional shares of our common stock or equity securities convertible into shares of our common stock may cause your ownership interest to be diluted, and the market price of our common stock may fall or be materially and adversely effected. Examples of such issuances of equity securities include the following:

●	The holders of any of the warrants described elsewhere in this Annual Report on Form 10-K may elect to exercise such warrants and receive shares of common stock.

●

In connection with the Merger and its related transactions, we issued shares of our common stock pursuant to the Loan and Note Purchase Agreements and the cancellation of the Acer warrants. See “Liquidity and Capital Resources.”

●

In July 2021, the Company entered into the Equity Distribution Agreement with JMP Securities LLC, or JMP, and RBC Capital Markets, LLC, or RBCCM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75,000,000 through JMP and RBCCM as its sales agents.

In June 2021, at the annual meeting of stockholders, the stockholders approved the Amended and Restated 2014 Equity Incentive Plan, which, among other things, added 4,900,000 shares to the equity plan pool, and the employee stock purchase plan, or the 2021 ESPP, which allows for employees to purchase up to 1,500,000 million shares of stock through the plan. Pursuant to our equity incentive plan, we may grant equity awards and issue additional shares of our common stock to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under this plan will be subject to automatic annual increases in accordance with the terms of the plans.

In February 2024, our Board approved the Amended and Restated 2023 Employment Inducement Award Plan, (the “2023 Plan”), under which we may grant equity awards to certain new employees. The maximum number of shares of common stock to be issued under the 2023 Plan is 4,500,000.

Additionally, in February 2024, our Board approved amendments to the Amended and Restated 2014 Equity Incentive Plan, (the “2014 Plan”), under which we may grant equity awards to certain new employees. The maximum number of shares of common stock to be issued under the 2014 Plan, if amended, will be 19,600,000. The amendments to the 2014 plan are subject to stockholder approval at our 2024 annual meeting of stockholders.

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

On December 20, 2021, we initiated a share repurchase program, or the Share Repurchase Program, pursuant to which we may repurchase up to $50 million of shares of our common stock through December 31, 2023. On December 31, 2023, the Share Repurchase Program ended, and we had repurchased 1,575,692 shares of our common stock for approximately $11.0 million.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law and the terms of some or our contracts, might discourage, delay or prevent a change in control of our company or changes in our board of directors or management and, therefore, depress the price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock or transactions that our stockholders might otherwise deem to be in their best interests. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors or our management. Therefore, these provisions could adversely affect the price of our stock. Our corporate governance documents include provisions:

●	establishing a classified board of directors with staggered three-year terms so that not all members of our board of directors are elected at one time;

●	providing that directors may be removed by stockholders only for cause;

●	preventing the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●	permitting the board of directors to issue up to 10,000,000 shares of preferred stock with any rights, preferences and privileges they may designate;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	providing that vacancies may be filled by remaining directors;

●	preventing cumulative voting; and

●	providing for a supermajority requirement to amend our amended and restated bylaws.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

In addition, the provisions of our termination agreement with Aquestive may delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then Aquestive will be entitled to a royalty equal to 10% of the price being paid to us and our stockholders in such transaction which is attributable to the value of AZSTARYS or KP1077.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law or any term of our contracts that has the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

We may be subject to securities litigation, class action and derivative lawsuits, which could result in substantial costs and could divert management attention away from other business concerns.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources from other business concerns, which could seriously harm our business. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. For example, in October 2023, purported stockholders of Acer filed complaints against Acer and certain of its directors and officers in connection with the Merger. See Note H of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Company does not believe the allegations in the complaints and demand letters are meritorious, and intends to defend against them vigorously.

Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, or DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine.

In addition, on and effective July 15, 2020, we amended and restated our amended and restated bylaws, or the Bylaws, pursuant to which: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (A) any derivative action or proceeding brought on behalf of us; (B) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees, to us or our stockholders; (C) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL our amended and restated certificate of incorporation or our Bylaws (as each may be amended from time to time); (D) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our Bylaws (including any right, obligation, or remedy thereunder); (E) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (F) any action or proceeding asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, provided that this provision shall not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; (ii) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; and (iii) any person or entity holding, owning or otherwise acquiring any interest in any security of us shall be deemed to have notice of and consented to the provisions of the Bylaws.

These choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

We might not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

As of December 31, 2023, we had federal net operating loss carryforwards of approximately $350 million, due to prior period losses, $145.3 million of which, if not utilized, will begin to expire in 2027 and $204.7 million of which have no expiration date. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. These federal net operating loss carryforwards are fully reserved under a valuation allowance in the consolidated balance sheet as of December 31, 2023. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. To the extent that we continue to generate taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may have already experienced an ownership change, or may experience ownership changes in the future, as a result of shifts in our stock ownership, including as a result of the Merger, as a result of the conversion of our outstanding convertible debt or otherwise as a result of changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations. As of December 31, 2023, we maintain a full valuation allowance over our deferred tax assets for financial reporting purposes.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic earnings, if any. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. In addition, the Inflation Reduction Act enacted in 2022 in the United States introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. Furthermore, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

If we fail to maintain proper and effective internal control, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. For our fiscal year ended December 31, 2023, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to perform this evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting on an annual basis. This requires that we incur substantial additional professional fees and internal costs and that we expend significant management efforts on an annual basis. We have and will be required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements.

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

For example, based on management’s assessment using the framework set forth in the report entitled “Internal Control – Integrated Framework (2013)”, in connection with the preparation of this Annual Report on Form 10-K, management identified a material weakness in internal controls related to having sufficient, documented policies and procedures in place to address significant and/or at-risk areas. As a result, in prior years, the Company did not appropriately account for warrants to purchase the Company’s common stock. These warrants had not been appropriately accounted for as liabilities in prior periods, which led to understatements of derivative and warrant liability and additional paid-in capital and fluctuations in fair value adjustment related to derivative and warrant liability during the impacted periods.

The material weakness described above resulted in the Company restating its consolidated financial statements for the year ended December 31, 2022, and the Prior Interim Financial Statements in this Annual Report on Form 10-K. The material weakness did not result in any identified material misstatements in the consolidated financial statements as of and for the year ended December 31, 2023. As a result of the material weakness noted above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Global economic uncertainty and other global economic or political and regulatory developments could have a material adverse effect on our business, cash flows, financial condition and/or prospects. Growth in the global pharmaceutical market has become increasingly tied to (i) global economic growth as an economic downturn may reduce the amount of funding for the pharmaceutical sector as a whole or certain diseases targeted by us and (ii) political conditions, tension and uncertainty which could, for instance, impact the regulations applicable to us. Uncertain political and geopolitical conditions currently exist in various parts of the world, such as the ongoing conflict between Russia and Ukraine. As a result, the United States and other governments have announced certain sanctions against Russia. The conflict in Ukraine and any retaliatory measures taken by the United States and other governments could threaten global security and result in further regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business. In addition, the full effects of the United Kingdom’s exit from the European Union in January 2020 are impossible to predict but may result in significant market volatility and dislocation, and adversely affect the United Kingdom, European and global economy.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and investments. The Company invests in money market funds, U.S. treasury securities, and U.S. government agency securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the consolidated balance sheets. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF").  This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee ("Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.  Board members receive presentations on cybersecurity topics from our internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. Our management team, including R. LaDuane Clifton, Chief Financial Officer, Secretary and Treasurer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team includes IT staff with more than 40 years of combined experience in various roles involving managing information security, managing privacy and data protection, evaluating cybersecurity risks, developing cybersecurity strategy, and implementing cybersecurity programs.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2.	PROPERTIES

As of December 31, 2023, we have leased approximately 17,000 square feet of headquarters office space in Celebration, Florida, comprised of two contiguous office suites, under a non-cancelable lease agreement that expires in August 2025 and February 2026, respectively. One such office suite, which is approximately 6,300 square feet and has an expiration date of February 2026, is subleased to a third party. We have the right to extend the term of the lease for two successive five-year terms upon expiration. In addition, we occupy leased office space in Newton, Massachusetts and Copenhagen, Denmark, as well as leased laboratory space in Coralville, Iowa and Blacksburg, Virginia.We believe that our facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. Following the Merger, we are now a party to certain legal proceedings to which Acer had previously been named as a party. Other than as disclosed in Note H of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe there is no litigation pending that would reasonably be expected to, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Neil F. McFarlane, M.S.	51	President, Chief Executive Officer, and Director
R. LaDuane Clifton, MBA, CPA	51	Chief Financial Officer, Secretary and Treasurer
Sven Guenther, Ph.D.	52	Chief Scientific Officer
Christal M.M. Mickle, M.A.	45	Chief Development Officer; Co-Founder
Joshua Schafer, MBA	53	Chief Commercial Officer and Executive Vice President of Business Development
Adrian Quartel, M.D., FFPM	63	Chief Medical Officer
Non-Employee Directors
Thomas D. Anderson	68	Director
John B. Bode	49	Director
Douglas W. Calder	57	Director
Wendy Dixon, Ph.D.	68	Director
Tamara A. Favorito	65	Director
Alvin Shih, M.D.	47	Director
Corey Watton	54	Director

Executive Officers

Neil F. McFarlane

Neil F. McFarlane has served as our president, chief executive officer, and a director of our Company since October 2023. Mr. McFarlane has served as a member of the board of directors of Collegium Pharmaceutical Inc. since April 2022. Previously, Mr. McFarlane served as the chief executive officer and a member of the board of directors of Adamas Pharmaceuticals, Inc. from September 2019 until its acquisition by Supernus Pharmaceuticals, Inc. in November 2021. Mr. McFarlane worked as an independent consultant between June 2019 and August 2019 and again between December 2021 and September 2023 providing consulting services for biotechnology, pharmaceutical, and financial services companies. From August 2016 to May 2019, Mr. McFarlane served as the chief operating officer of Retrophin, Inc., now known as Travere Therapeutics, Inc., where he was responsible for overseeing operations. From 2011 to 2016 Mr. McFarlane served as vice president and general manager of UCB, Inc.'s U.S. Immunology Business Unit and as vice president for its Global Bone Business Unit in collaboration with Amgen Inc. Prior to his positions at UCB, Mr. McFarlane held positions of increasing responsibility with Genzyme Corporation (“Genzyme”) and Sangstat Medical Corporation prior to its acquisition by Genzyme. Mr. McFarlane previously served as an officer and enlisted soldier in the United States Army Reserves. He received his B.S. degree and M.S. degree in Nursing from the University of Florida. Our Board believes that Mr. McFarlane’s over 20 years of global biopharmaceutical and life sciences experience provide him with the qualifications and skills to serve as a director.

Christal M.M. Mickle, M.A.

Christal M.M. Mickle, M.A. has served as our chief development officer since January 2023. Ms. Mickle, who co-founded and has held a variety of positions at Zevra, also served as interim president and chief executive officer from June 2023 to October 2023. She previously served as senior vice president, operations and product development from June 2022 to January 2023. In this role, she managed the development of each of Zevra's products through strategic collaborations across the various drug development disciplines including clinical, regulatory, nonclinical, and manufacturing, enabling efficient use of funds and the ability to meet timelines and milestones. From January 2018 through June 2022, Ms. Mickle served as Zevra's vice president, product development and operations. Before co-founding Zevra in 2006, Ms. Mickle started her career as a research associate for New River Pharmaceuticals, preparing compounds in ADHD, pain, and thyroid dysfunctions for further study. Throughout her more than 20 years in the pharmaceutical industry, Ms. Mickle has been involved in early discovery as a medicinal chemist, starting and helping build a pharmaceutical company, and interacting with the FDA. In addition, her efforts managing a team of talented scientists has led to the approval of three NDAs. Ms. Mickle received her M.A. degree in Medicinal Chemistry from the University of Virginia and her B.A. and B.S. degrees in Chemistry and Biochemistry, respectively, from Virginia Polytechnic Institute and State University. She is also listed as an inventor on several patents.

Sven Guenther, Ph.D.

Sven Guenther, Ph.D. has served as our chief scientific officer since January 2023. Dr. Guenther was one of the first members of Zevra, he joined our Company as our group leader of research in 2007, and served as our executive vice president, research and development, from May 2014 to January 2023. In this role, he was a key contributor to the strategy and execution of all of Zevra’s early discovery work, as well as, the development and approval of three NDAs. As chief scientific officer, he continues to lead Zevra’s research team and play a central role in the advancement of the Company’s pipeline. Dr. Guenther previously served as a research scientist for New River Pharmaceuticals, where he was part of the development team for VYVANSE. He earned his Ph.D. from the University of Iowa and is listed as an inventor on numerous patents, as well as an author of several research papers.

R. LaDuane Clifton, MBA, CPA

R. LaDuane Clifton, MBA, CPA, has served as our chief financial officer since June 2015 and as our secretary and treasurer since February 2016. He is responsible for the company’s financial, operating and compliance activities. Previously, Mr. Clifton served as our vice president of finance and corporate controller from April 2015 to June 2015. Prior to joining our company, Mr. Clifton served in a variety of positions with The LGL Group, Inc., a publicly-traded producer of industrial and commercial products and services, from August 2009 to February 2015, including chief financial officer, secretary and treasurer from December 2012 to February 2015, chief accounting officer and secretary from March 2010 to December 2012, and corporate controller from August 2009 to March 2010. From August 2008 to August 2009, Mr. Clifton served as the chief financial officer of a21, Inc., a publicly-traded holding company with businesses in stock photography and the online retail and manufacturer of framed art, and as its corporate controller from March 2007 to August 2008. Mr. Clifton served in a variety of finance and medical cost analysis roles with Aetna, Inc., a publicly-traded provider of healthcare benefits, from August 1991 to August 2004. Mr. Clifton was an auditor with KPMG, LLP from August 2004 to March 2007. Mr. Clifton received his B.B.A. and M.B.A. degrees from the University of North Florida and is a certified public accountant in the state of Florida.

Joshua Schafer, M.S., MBA

Joshua Schafer, M.S., MBA, has served as our chief commercial officer and executive vice president, business development since January 2023. Mr. Schafer brings to Zevra over 25 years of pharmaceutical commercial, new product development and merger and acquisition (“M&A”) experience. Mr. Schafer previously served as senior vice president and general manager of the Autoimmune and Rare Disease business at Mallinckrodt Pharmaceuticals from December 2020 to November 2022. Prior to that at Mallinckrodt Pharmaceuticals, he served as chief strategy and business officer from September 2019 to December 2020 and senior vice president of business development and general manager from January 2018 to September 2019. Prior to Mallinckrodt, Mr. Schafer served as vice president and oncology therapeutic area head, global marketing and strategy at Astellas Pharmaceuticals, where he was responsible for building the company's global oncology franchise, and also held senior roles at Takeda Pharmaceuticals, Accenture (formerly Anderson Consulting), G. D. Searle & Co. (later acquired by Pfizer) and Cognia Corporation. During his professional career, he has successfully led over $16 billion in aggregate M&A transactions. Mr. Schafer currently serves as a board member of Pharnext SA and Shuttle Pharmaceuticals. He received his B.A. in Biology and German at the University of Notre Dame, and both an M.S. in Biotechnology and an M.B.A. from Northwestern University

Adrian Quartel, M.D., FFPM

Adrian Quartel, M.D., FFPM, has served as our chief medical officer since January 2023, and previously served as the chief medical officer of Acer Therapeutics from February 2022 until January 2023, where he played a key role in guiding clinical development, medical affairs and regulatory compliance. Prior to that, he was the chief medical officer at Adamas Pharmaceuticals, a company focused on drug development for neurological diseases, from September 2020 until February 2022. From June 2017 until September 2020, Dr. Quartel served as the group vice president of global medical affairs at BioMarin Pharmaceuticals Inc., where he spearheaded the launch of six treatments for rare diseases or genetic disorders, including KUVAN, VIMIZIM, and BRINEURA. Before his tenure at BioMarin, Dr. Quartel oversaw clinical development and held senior medical leadership positions at Astellas Pharma, Inc. from January 2004 until September 2006, at Chiltern, a specialist contract research organization, from September 2006 to July 2007, and ICON Clinical Research from August 2001 to January 2004. In addition, Dr. Quartel worked as a clinical research fellow at UCLA Cedar Sinai and as a resident in cardio-thoracic surgery at Erasmus University Medical Center. He holds an M.D. from Erasmus University Medical School, Rotterdam, and has a postgraduate specialization in pharmaceutical medicine from the Faculty of Pharmaceutical Medicine in London. Dr. Quartel is board certified by the General Medical Council (GMC) in pharmaceutical medicine in the United Kingdom.

Directors

Thomas D. Anderson

Thomas D. Anderson has served as a director of our Company since August 2023. Mr. Anderson is a 35-year veteran of the biopharma industry and has led and been a part of high-growth organizations for much of his career. Mr. Anderson has served as chief executive officer and director of SwanBio Therapeutics since September 2019 until semi-retirement in October 2023, and subsequently resigned his board directorship in March 2024. Prior to that, he served as the chief commercial strategy officer of Sage Therapeutics, Inc. from 2014 to 2018. Between 2004 and 2014, Mr. Anderson was a senior operating executive with Shire Pharmaceuticals Group in a number of operational and strategic roles in both rare diseases and specialty pharmaceuticals. Prior to Shire, he spent 17 years at Johnson & Johnson's pharmaceutical companies, McNeil and Janssen, in various business capacities. Mr. Anderson is also an investor partner at Robin Hood Ventures in Philadelphia, Pennsylvania. Mr. Anderson earned his MBA from the University of Notre Dame’s Mendoza College of Business Administration. He received his BS in civil engineering from the P.C. Rossin College of Engineering at Lehigh University. Our Board believes that Mr. Anderson’s significant leadership experience in the biotechnology industry and his experience in rare disease qualifies him to serve on the Board.

John B. Bode

John B. Bode has served as a director of our Company since April 2023, and as the chair of the nominating and corporate governance committee since May 2023. Since February 2015, Mr. Bode has been the owner and managing director of Aerie Investments, LLC, an investment company focused on assisting legacy media companies and digital media start-ups with business development, strategic initiatives, and raising capital. Mr. Bode currently serves as the chief financial officer and chief transformation officer of Postmedia Network Canada Corp., a publishing company whose shares are traded on the Toronto Stock Exchange.  Since September 2022, he has served as the interim chief executive officer of Fision Holdings, Inc. and as a member of its board of directors since March 2018. Mr. Bode’s past corporate experience includes many years serving as a key executive and/or financial officer for leading public companies Prior to the founding of Aerie Investments, LLC, Mr. Bode was the chief financial officer of the Tribune Publishing Company from October 2013 to January 2015. From January 2011 to September 2013, Mr. Bode served as the chief financial officer of Source Interlink Companies, one of the largest enthusiast media companies in the United States and a leading distributor of periodicals, after serving in other accounting and finance roles with Source Interlink since 2002. Mr. Bode currently serves as on the board of The McClatchy Company, a leading privately-held publisher of newspapers, as well as of SPAR Group, Inc., a leading global provider of merchandising, marketing and distribution services that is listed on the Nasdaq. He was previously employed as a certified public accountant for BDO Seidman. Mr. Bode received a BS in accounting from Notre Dame University.

Douglas W. Calder

Douglas W. Calder has served as a director of our Company since April 2023. Since 2015, Mr. Calder has served as president and a director of Vycellix, Inc and its subsidiaries and affiliates. He has also served as a member of the board of directors for NextGenNK since June 2019; member of the board of directors of BioFlorida since January 2019, and a member of the Society for Natural Immunity since July 2018. Mr. Calder has more than 30 years of life science executive experience, having served in various senior executive roles for Florida-based biotechnology companies and research institutes including Viragen, Accentia Biopharmaceuticals, Biovest International and the Vaccine & Gene Therapy Institute of Florida, as well as having formerly served as a registered financial portfolio manager with a focus on life science equities with the New York Stock Exchange member firms, Gruntal & Co. and Dean Witter Reynolds. Mr. Calder received a BA from Florida State University.

Wendy Dixon, Ph.D.

Wendy Dixon, Ph.D. has served as a director of our Company since April 2023. Dr. Dixon has more than 40 years of biopharmaceutical industry experience in drug development with leadership roles in regulatory affairs and commercial capabilities. She currently serves on the board of directors of Arivinas, Inc. since June 2020, Black Diamond Therapeutics, Inc. since April 2022, and Iovance Biotherapeutics, Inc. since June 2022. Previously, Dr. Dixon has served on the boards of directors of Alkermes plc from January 2011 to May 2022, bluebird bio, Inc. from May 2013 to June 2021, Incyte from May 2010 to May 2022, Sesen Bio, Inc. (formerly Eleven Biotherapeutics, Inc.) from October 2014 to February 2020, Voyager Therapeutics, Inc. from January 2017 to January 2021, and and was formerly on the boards of Ardea Biosciences from 2011 until 2012 when Ardea was acquired by AstraZeneca plc, Furiex Pharmaceuticals from 2010 until 2014 when Furiex was acquired by Actavis plc, Dentsply International from July 2005 to July 2010, and Orexigen Therapeutics, Inc. from April 2010 until January 2016. From December 2001 to May 2009, Dr. Dixon was chief marketing officer and president of global marketing at Bristol Myers Squibb, and served as a senior vice president of marketing at Merck from 1996 to 2001. Earlier in her career, she held executive management positions at West Pharmaceuticals, Osteotech and Centocor, as well as roles at SmithKline and French (now GlaxoSmithKline) in marketing, regulatory affairs, project management and as a biochemist. Dr. Dixon holds a Ph.D. in biochemistry and an M.Sc. and B.Sc. in Natural Science from the University of Cambridge.

Tamara A. Favorito

Tamara A. Favorito has served as a director and chair of the audit committee of our Company since August 2021, and as our board chair since May 2023. Ms. Favorito has more than 30 years of life sciences industry experience including 20 years as a chief financial officer. She currently serves as a board member and audit committee chair of Artelo Biosciences, Inc. since March 2021 and Kintara Therapeutics, Inc. since April 2021, both publicly-traded clinical-development stage companies. Ms. Favorito served on the board of directors of Beacon Discovery, Inc. from 2018 until their acquisition in March 2021. Ms. Favorito was interim chief financial officer of Immunic, Inc., a publicly-traded clinical-stage drug development company in 2019. She served as chief financial officer of Signal Genetics, Inc. (now Viridian Therapeutics, Inc.), a publicly-traded molecular diagnostics company, from 2014 to 2017, HemaQuest Pharmaceuticals, Inc., a venture-backed clinical-stage drug development company, from 2010 to 2014 and Favrille, Inc. (now MMR Global, Inc.), a publicly-traded clinical-stage drug development company, from 2001 to 2009. Earlier in her career, she spent eight years in public accounting with Deloitte & Touche LLP and PricewaterhouseCoopers LLP. Ms. Favorito is a certified public accountant (inactive). She received an MBA, emphasis in Finance, from Georgia State University, and a BBA, emphasis in Accounting, from Valdosta State University. Our Board believes that Ms. Favorito's deep experience in corporate management, finance and life science as chief financial officer of multiple public companies provides her with the qualifications and skills to serve as a director of our Company. Her extensive experience includes leading multiple private and public financings and M&A transactions as well as leading the finance, investor relations, human resources, administration and managed care functions.

Alvin Shih, M.D.

Alvin Shih, M.D. has served as a director of our Company since January 2024. Dr. Shih has broad experience in drug development, spanning multiple indications with a focus on rare diseases, including as the chief operating officer and founding member of Pfizer Inc.'s rare disease research unit from May 2010 to May 2014. Most recently, he has served as president and chief executive officer of Catamaran Bio, Inc. since February 2021. Prior to his current role, from July 2019 to December 2020 he served as the chief executive officer of Disarm Therapeutics, a biotechnology company that developed therapeutics for neurodegenerative diseases and that was acquired by Eli Lilly in October 2020. Before that, Dr. Shih was chief executive officer of Enzyvant Therapeutics from November 2016 to February 2019, where he led the company's cell/tissue-based therapy development for treating a rare immunological disease. He was also the executive vice president and head of research at Retrophin, Inc. where he worked on therapies for multiple disease indications. Dr. Shih previously worked in management consulting at McKinsey & Company and L.E.K. Consulting, LLC. He received his medical degree from the University of Alabama and completed his residency training at Massachusetts General Hospital. Dr. Shih received his M.B.A. from the Kellogg School of Management at Northwestern University. The Board believes that Dr. Shih’s significant leadership experience in the biotechnology industry and his experience in rare disease qualifies him to serve on the Board.

Corey Watton

Corey Watton has served as a director of our Company since April 2023. Mr. Watton currently serves as president and chief executive officer of Fusion Medical Staffing, LLC, since September 2023. Prior to his CEO role, Mr. Watton served as chief financial officer from August 2019 until September 2023.  In that role he oversaw finance, project management, operations, facilities and legal, and previously oversaw human resources as well. From April 2009 through July 2019, he served as the chief financial officer of Home Instead Senior Health Care, a global leader in in-home health care, where he oversaw finance, subsidiary companies and the financial arm of an international subsidiary. He previously was a partner of Lutz & Company, a regional accounting firm from 1996 to 2009. Mr. Watton is a certified public accountant and received a BS in Finance and Accounting from University of Nebraska-Lincoln.

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

Holders of our Common Stock

As of December 31, 2023, there were approximately 96 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

This Part II, Item 7 includes restated financial data. See “Explanatory Note.”

Overview

We are a rare disease company combining science, data and patient need to create transformational therapies for diseases with limited or no treatment options.  Our mission is to bring life changing therapeutics to people living with rare diseases. With unique, data-driven development and commercialization strategies, we are overcoming complex drug development challenges to make new therapies available to the rare disease community. We have a diverse portfolio of products and product candidates, which includes preclinical developmental programs, clinical stage pipeline and commercial stage assets. Our team has specialized expertise and a track record of success in advancing promising therapies that face complex clinical and regulatory challenges with an approach that balances science and data with patient need.

Following the U.S. approval of AZSTARYS® (further described below) in March 2021, we undertook a strategic process to evaluate how to leverage and potentially augment the Company’s existing capabilities while also considering where to invest in our pipeline to generate long-term shareholder value. With a track record of drug development success leading to approvals for products which had either difficult pathways to approval or where approvals were won following a complete response letter (“CRL”) from the U.S. Food and Drug Administration (“FDA)”, the Company determined to focus its expertise on rare disease indications, as well as seeking value-creating opportunities by building and directly commercializing product candidates in lieu of an out-licensing model. We are executing on this balanced approach by building a culture that is patient-focused and driven by our commitment to developing and making available therapies which address the myriad unmet needs within the rare disease community.

As part of our commitment to serving the rare disease community, in February 2023, we changed our name to Zevra Therapeutics, Inc. Our name, Zevra, is the Greek word for zebra, which is the internationally recognized symbol for rare disease. This name reflects our intense focus and dedication to developing transformational, patient-focused therapies for rare diseases with limited or no treatment options available, or treatment areas with significant unmet needs.

In May 2022, we purchased all of the assets and operations of Orphazyme A/S related to arimoclomol, settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million, and agreed to assume an estimated reserve liability of $5.2 million related to revenue generated from Orphazyme’s Expanded Access Program in France (the "Arimoclomol EAP").

In order to accomplish our mission, we are seeking to further expand our pipeline through both internal development and through our business development activities to collaborate, partner, and potentially acquire additional assets. We intend to target assets that will allow us to leverage the expertise and infrastructure that we have built in order to mitigate risk and enhance our probability of success. In addition, we may consider external opportunities within neurology and neurodegenerative diseases, psychiatric disorders, and other rare diseases, along with adjacent or related therapeutic categories.   If we are successful, expanding our pipeline could be accretive to our value proposition and has the potential to create incremental long-term value for stockholders.

On November 17, 2023, Zevra completed the acquisition of Acer. Pursuant to the Merger Agreement, Acer continues as a wholly-owned subsidiary of Zevra. The Merger included the acquisition of OLPRUVA® (sodium phenylbutyrate) for oral suspension, which was approved by the U.S. Food and Drug Administration (FDA) on December 27, 2022, for the treatment of urea cycle disorders ("UCDs"). Acer also had a pipeline of investigational product candidates, including celiprolol for the treatment of vascular Ehlers-Danlos syndrome ("vEDS") in, patients with a confirmed type III collagen (COL3A1) mutation. At the effective time of the Merger (the "Effective Time"), each share of common stock of Acer, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time (excluding cancelled shares and any shares held by holders who have exercised their appraisal rights) were converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share, and (ii) one non-transferable contingent value right (“CVR”) issued by Zevra, which represents the right to receive one or more contingent payments up to an additional $76.0 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

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

On September 16, 2020, the previous sponsor of the arimoclomol program, Orphazyme, submitted a new drug application, or NDA, seeking approval for arimoclomol to treat NPC. In June 2021, the FDA issued a complete response letter, or CRL, which means the FDA determined that it could not approve the NDA in its present form. Our aim is to prepare and resubmit an NDA that presents meaningful evidence of safety and efficacy of arimoclomol for its intended use. To that end, we are continuing to work diligently to characterize the substantial data generated since the CRL, including the recently completed four-year open-label safety trial which was recently presented at the 19th WorldSymposiumTM in February 2023. Results from this analysis, based on up to four years of continuous treatment, suggest that arimoclomol may reduce the long-term progression of NPC. Upon fulfilling the randomized double-blinded portion of the phase 2/3 clinical trial, both placebo- and arimoclomol-treated patients were given the option to continue into the four-year (48 month) open-label-extension, or OLE, phase of the study with arimoclomol treatment provided in addition to their current standard of care. Progression of NPC disease through the DB and OLE phases was assessed utilizing the five-domain NPC Clinical Severity Scale (5DNPCCSS) and compared with an estimated progression calculated from the combination of untreated patients from the NPC-001 observational trial and placebo patients from the NPC-002 Phase 2/3 trial. We are also investigating correlations between relevant 5DNPCCSS domains and corresponding Scale for the Assessment and Rating of Ataxia, or SARA, test items to potentially provide further supportive evidence for 5DNPCCSS validity as a tool for evaluating NPC progression. The SARA test evaluates impairment related to cerebellar ataxia, which was a secondary endpoint in the Phase 2/3 clinical trial of arimoclomol in NPC (NPC progression based on the 5DNPCCSS was the primary endpoint).  Based on a comparative analysis of both measurements, it was determined that individual 5DNPCCSS domains and relevant performance-based SARA test items showed strong associations and alignment between the two instruments for all analysis methods used. These results provide further support that the evaluated 5DNPCCSS domains are appropriately standardized to allow for reliable and reproducible scoring of disease severity in NPC. In preparation of the arimoclomol NDA, we completed a productive and collaborative meeting with the FDA in August 2023, receiving important information that was used to finalize the NDA submission. The arimoclomol NDA was submitted to the FDA on December 21, 2023, and is currently undergoing review by the FDA. The FDA has assigned a PDUFA action date of September 21, 2024. We believe that, if approved by the FDA, arimoclomol will be eligible to receive a Rare Pediatric Disease Priority Review Voucher.

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

In January 2022, we announced that we had selected KP1077 for the treatment of IH and narcolepsy as our lead clinical development candidate. KP1077 utilizes SDX, our prodrug of d-MPH, as its API. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long acting formulations of RITALIN®, a commonly prescribed CNS stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial, which showed the potential for higher dose formulations of SDX to be safe and well tolerated while avoiding the potential for greater cardiovascular safety risk compared to immediate-release and long-acting formulations of Ritalin.

Based on the data, in December 2022, we announced the initiation of a double-blind, placebo-controlled, randomized-withdrawal, dose-optimizing, multi-center Phase 2clinical trial evaluating the efficacy and safety of KP1077 for the treatment of IH. The trial concluded in March 2024 and provided meaningful information of the optimal dose and dosing regimen to inform Phase 3 trial design.

We enrolled 48 adult patients with IH in more than 30 centers in the United States. Part 1 of the trial consisted of a five-week open-label titration phase during which patients were optimized to one of four doses of SDX (80, 160, 240, or 320 mg/day). Part 2 of the trial entailed a two-week randomized, double-blind, withdrawal phase, during which two-thirds of the trial participants will continue to receive their optimized dose while the remaining one-third will receive placebo. Participants were further assigned into two evenly divided cohorts. The first cohort received a single daily dose just before bedtime, and the second cohort received half the daily dose shortly after awakening and half the daily dose prior to bedtime.

Clinically meaningful improvements were observed across all studied endpoints. The exploratory endpoints of sleep inertia and brain fog performed in-line with expectations and were stable when compared across a variety of other endpoints. Symptom improvements in patients receiving KP1077 were similar after both once-per-day, and twice per-day dosing.

In the Phase 2 trial, KP1077 was observed to be well-tolerated at all dose levels and both dosing regimens, with adverse events that are typical for stimulants and mostly mild in severity. These results are consistent with data from the Phase 1 trial with serdexmethylphenidate (SDX) that indicated no greater cardiovascular safety risk despite higher overall exposure levels when compared to both immediate and long-acting methylphenidate products currently used off-label for the treatment of IH.

In the second quarter of 2023, we initiated a Phase 1 clinical trial in healthy volunteers to assess proposed dosing regimen for the narcolepsy indication. This study was completed in September 2023. By leveraging the data from the IH program, Zevra is evaluating the potential to initiate a Phase 3 trial in narcolepsy.

On August 30, 2023, Zevra and Merger Sub entered into the Merger Agreement with Acer. On the Closing Date, Zevra completed the acquisition of Acer. Pursuant to the Merger Agreement, on the Closing Date, Merger Sub was merged with and into Acer, with Acer continuing as the surviving entity and as a wholly-owned subsidiary of Zevra. The Merger included the acquisition of OLPRUVA® (sodium phenylbutyrate) for oral suspension, which was approved by the FDA on December 27, 2022, for the treatment of urea cycle disorders, or UCDs. Acer also has a pipeline of investigational product candidates, including celiprolol for the treatment of vascular Ehlers-Danlos syndrome, or vEDS, patients with a confirmed type III collagen (COL3A1) mutation.

At the Effective Time, each share of common stock of Acer, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time (excluding cancelled shares and any shares held by holders who have exercised their appraisal rights) were converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share, and (ii) one non-transferable CVR issued by Zevra, which represents the right to receive one or more contingent payments up to an additional $76.0 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

As discussed further in “Liquidity and Capital Resources,” in connection with the Merger, Zevra also purchased Acer’s secured debt from Nantahala Capital Management, LLC ("NCM”), certain of its affiliates and certain other parties (collectively with NCM, “Nantahala”) through a series of transactions and Zevra agreed to provide Acer with a bridge loan facility for up to $18.0 million ("Bridge Loan"), subject to certain terms and conditions.

To commercialize OLPRUVA for oral suspension in the U.S. we are building marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or making arrangements with third parties to perform these services. During the quarter ended December 31, 2023, we began generating revenue from the sale of OLPRUVA in the U.S. For additional information regarding the Merger, see Note R of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have historically had minimal positive net cash flows from operations. Our cash flows used in operations for the years ended December 31, 2023, and 2022, were $33.0 million and $18.7 million, respectively.
As described elsewhere in this Annual Report on Form 10-K, our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur significant expenses and minimal positive net cash flows from operations or negative net cash flows from operations for the near future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will fluctuate substantially as we:

●	continue to integrate the operations of Acer following the recent Merger;

●	continue building and maintaining our ongoing commercial capabilities to support the launch of our approved product OLPRUVA® and, if approved, the commercial launch of arimoclomol in the U.S.

●	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	continue research and preclinical development and initiate clinical trials of our product candidates;

●	seek to discover and develop additional product candidates either internally or in partnership with other pharmaceutical companies;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	add operational systems and personnel, if needed, to support any future commercialization efforts.

Third-Party Agreements

AZSTARYS License Agreement

See Part I, Item 1. "Business—AZSTARYS” of this Annual Report on Form 10-K for information regarding the AZSTARYS License Agreement.

Relief License Agreement

On August 28, 2023, as a condition to the Merger Agreement, Acer and Relief Therapeutics Holding AG ("Relief") entered into an agreement ("the Relief License Agreement"), pursuant to which Acer and Relief mutually agreed to terminate a pre-existing collaboration agreement. See "Liquidity and Capital Resources."

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

In July 2020, we entered into the Corium Consulting Agreementunder which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we received payments from Corium of up to $15.6 million, $13.6 million of which was paid in quarterly installments through March 31, 2022. The remaining $2.0 million was received in the first quarter of 2022 upon approval by the FDA of the NDA for Corium's product known as ADLARITY®.

Our current single distributor for sales of our approved product, OLPRUVA is a specialty pharmacy provider, however the Company intends to establish additional distributors such as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements, we enter into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of our products.

Components of our Results of Operations

Revenue

Our commercial revenue is, and will be, primarily derived from sales of our approved products or any of our product candidates for which we obtain regulatory approval, and sales of arimoclomol under the Arimoclomol EAP. We expect that our other sources of revenues will be through payments arising from our license agreements with Corium, and through any other future arrangements related to one of our product candidates. To date, we have generated revenue from the AZSTARYS License Agreement, sale of arimoclomol under the Arimoclomol EAP, reimbursement of out-of-pocket third-party costs, and the performance of consulting services. We cannot guarantee that either Corium will be able to successfully commercialize AZSTARYS or our product candidates covered under the AZSTARYS License Agreement, and we cannot guarantee that we will be able to successfully commercialize OLPRUVA. We also do not know when, if ever, any other product candidate will be commercially available.

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

Operating Expenses

We classify our operating expenses into two categories: research and development expenses and selling general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We allocate expenses associated with our facilities, information technology costs and depreciation and amortization between research and development expenses and general and administrative expenses based on employee headcount and the nature of work performed by each employee.

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

The following table summarizes our research and development costs for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
		(As Restated)
Outsourced development costs directly identified to programs:
Arimoclomol	$5,579	$2,940
KP1077	14,458	5,325
APADAZ (1)	2,446	145
Celiprolol	159	—
Total outsourced development costs directly identified to programs	22,642	8,410
Research and development costs not directly identified to programs:
Personnel costs including cash compensation, benefits and stock-based compensation	11,970	7,709
Facilities costs	775	575
Other costs	4,419	3,109
Total research and development costs not directly allocated to programs	17,164	11,393
Total research and development expenses	$39,806	$19,803

(1) On May 31, 2023, Zevra and KVK-Tech, Inc. ("KVK") terminated the Collaboration and License Agreement that the parties entered into on October 25, 2018. In conjunction with the termination of the Collaboration and License Agreement, we agreed to pay a settlement to KVK of $0.9 million, which is included in research and development in the consolidated statement of operations for the year ended December 31, 2023, and was paid in October 2023.

We anticipate that our research and development expenses will fluctuate for the foreseeable future as we continue our efforts to advance the development of our product candidates, subject to the availability of additional funding. In accordance with the AZSTARYS License Agreement, Corium also agreed to be responsible and reimburse us for all of development, commercialization and regulatory expenses for the Licensed Product Candidates, subject to certain limitations as set forth in the AZSTARYS License Agreement.

The successful commercialization of AZSTARYS, OLPRUVA and any of our product candidates that may be approved and the development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to commercialize AZSTARYS, OLPRUVA or any of our product candidates, if approved, and complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the commercialization and development of our products and product candidates.

Selling, General and Administrative Expense

General and administrative expenses primarily consist of salaries and personnel-related costs, including employee benefits and any stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, finance, human resources and administrative support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for auditing, tax and legal services, expenses associated with obtaining and maintaining patents, consulting costs and costs of our information systems.

We expect that our general and administrative expenses will fluctuate as we continue to operate as a public reporting company and continue to develop our product candidates. We believe that these fluctuations will likely include costs related to the hiring of additional personnel and fees for outside consultants, lawyers and accountants. We also expect to continue to incur costs to comply with corporate governance, internal control, investor relations, disclosure and similar requirements applicable to public reporting companies.

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

Results of Operations

The results of operations and changes in stockholders' equity for Acer were included in the Company's consolidated financial statements beginning November 18, 2023. Acer had total operating revenue of $42,000 and a net loss of $6.8 million for the period from November 18, 2023, through December 31, 2023.

Comparison of the Years Ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,		Period-to
	2023	2022	Period Change
		(As Restated)
Revenue, net	$27,461	$10,161	$17,300
Operating expenses:
Cost of revenue	2,945	222	2,723
Research and development	39,806	19,803	20,003
Selling, general and administrative	34,314	15,038	19,276
Acquired in-process research and development	—	17,663	(17,663)
Total operating expenses	77,065	52,726	24,339
Loss from operations	(49,604)	(42,565)	(7,039)
Other (expense) income:
Interest expense	(1,501)	(335)	(1,166)
Fair value adjustment related to derivative and warrant liability and CVR liability	(98)	15,159	(15,257)
Fair value adjustment related to investments	613	(577)	1,190
Interest and other income, net	4,541	1,513	3,028
Total other income	3,555	15,760	(12,205)
Loss before income taxes	(46,049)	(26,805)	(19,244)
Income tax (expense) benefit	—	33	(33)
Net loss	$(46,049)	$(26,772)	$(19,277)

Net Loss

Net loss for the year ended December 31, 2023, was $46.0 million compared to net loss of $26.8 million for the year ended December 31, 2022. The change was attributable to a decrease in the change in fair value adjustment related to derivative and warrant liability and CVR liability of $15.3 million, loss from operations of $7.0 million, partially offset by an increase in net interest income and other income of $3.0 million. There was no acquired in-process research and development expense in the year ended December 31, 2023, compared to $17.7 million for the year ended December 31, 2022, which in that year resulted from the acquisition of an intangible asset related to arimoclomol. The portion of the purchase that was allocated to in-process research and development assets acquired from Orphazyme was immediately expensed in accordance with ASC Subtopic 730-10-25, Accounting for Research and Development Costs.

Revenue

Revenue for the year ended December 31, 2023, was $27.5 million, an increase of $17.3 million compared to revenue of $10.2 million for the year ended December 31, 2022. The increase was primarily attributable to an increase in revenue from the AZSTARYS License Agreement of approximately $18.5 million, an increase in sales under the Arimoclomol EAP of approximately $3.3 million, partially offset by a decrease in revenue from the Corium Consulting Agreement of approximately $4.5 million.

Cost of Revenue

Cost of revenue for the year ended December 31, 2023, was $2.9 million, an increase of $2.7 million compared to cost of revenue of $0.2 million for the year ended December 31, 2022. The increase was primarily attributable to an increase in royalty payments related to revenue from the AZSTARYS License Agreement of approximately $1.9 million and an increase in amortization expense related to OLPRUVA of $0.8 million.

Research and Development

Research and development expenses increased by $20.0 million, from $19.8 million for the year ended December 31, 2022, to $39.8 million for the year ended December 31, 2023. This increase was attributable to an increase in third-party research and development costs of $14.5 million, an increase in other research and development costs of $2.9 million and an increase in personnel-related costs of $2.6 million.

General and Administrative

General and administrative expenses increased by $19.3 million, from $15.0 million for the year ended December 31, 2022, to $34.3 million for the year ended December 31, 2023. This increase was attributable to an increase in professional fees of $8.7 million and an increase in personnel-related costs of $9.7 million and an increase in other expenses of $0.9 million. Acer transaction costs were $2.2 million and are included in general and administrative expenses.

Acquired in-process research and development

There was no acquired in-process research and development expense in the year ended December 31, 2023, compared to $17.7 million for the year ended December 31, 2022, which in that year resulted from the acquisition of an intangible asset related to arimoclomol.

Other Income

Other income decreased by $12.2 million, from $15.8 million expense for the year ended December 31, 2022, to $3.6 million of income for the year ended December 31, 2023. This period-to-period decrease in income was primarily attributable to a decrease in the fair value adjustment related to derivative and warrant liability and CVR liability of $15.3 million and an increase in interest expense of $1.1 million, partially offset by an increase in net interest and other income of $3.0 million and an increase in the change in fair value related to investments of $1.2 million.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2023, we have funded our research and development and operating activities primarily through the issuance of debt, private placements of redeemable convertible preferred stock and the sale of common stock in our initial public offering, at-the-market offering, underwritten public offerings, through our purchase agreements with Lincoln Park Capital LLC, or Lincoln Park, and from revenue received under the Arimoclomol EAP, AZSTARYS License Agreement, the Corium Consulting Agreement and other consulting arrangements. As of December 31, 2023, we had cash, cash equivalents and investments of $67.7 million.

To date, we have generated revenue from the Arimoclomol EAP, AZSTARYS License Agreement, reimbursement of out-of-pocket third-party costs, the performance of consulting services, and sales of OLPRUVA.

In July 2020, we entered into the Corium Consulting Agreement under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS. Under the Corium Consulting Agreement, we received payments from Corium of $15.6 million, $13.6 million of which was paid in quarterly installments through March 31, 2022. The remaining $2.0 million was received in the first quarter of 2022 upon the approval by the FDA of the NDA for Corium's product known as ADLARITY.

We have had recurring negative net operating cash flows and we anticipate that we may continue to incur minimal positive net cash flows from operations or negative net cash flows from operations for at least the next several years. We expect that our sources of revenue will be through payments arising from our license agreement with Corium, or through our Corium Consulting Agreement, and other potential consulting arrangements and any other future arrangements related to one of our product candidates

We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement. The Form S-3 was declared effective on July 12, 2021. As of December 31, 2023, no shares have been issued or sold under the Equity Distribution Agreement.

We have incurred operating losses since our inception and, as of December 31, 2023, had an accumulated deficit of $399.8 million. We anticipate that we will continue to incur operating losses for at least the next several years. Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We have currently have insufficient sources of revenues to sustain our present activities. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

Share Repurchase Program

On December 20, 2021, we initiated the Share Repurchase Program pursuant to which we may repurchase up to $50 million of shares of its common stock through December 31, 2023. On December 31, 2023, the Share Repurchase Program ended, and we have repurchased 1,575,692 shares of its common stock for approximately $11.0 million.

Merger Transactions and Documents

On August 30, 2023, in connection with the Merger Agreement with Acer, the following transactions occurred prior to Closing:

●

Bridge Loan - Zevra and Acer entered into a bridge loan agreement (the “Bridge Loan Agreement”), providing for Zevra to make loans (collectively, the “Bridge Loan”) to Acer up to an aggregate principal amount of $16.5 million. The Bridge Loan was provided to Acer to support its termination agreement with Relief Therapeutics Holding SA (“Relief”) and to provide Acer with working capital, including for payments of accounts payable to support the commercial launch of OLPRUVA and the development of celiprolol pending the Merger’s closure. On October 31, 2023, the Company and Acer entered into an amendment to the Bridge Loan Agreement, which increased the aggregate principal amount available under the loan from $16.5 million to $17.8 million.

●

Purchase of Acer’s Term Loans - Zevra purchased certain indebtedness of Acer held by Nantahala Capital Management, LLC ("Nantahala). Under the loan purchase with Nantahala, certain of its affiliates and certain other parties (collectively with Nantahala, "Nantahala Holders") Zevra purchased (i) an original senior secured term loan facility made available to Acer in an aggregate amount of $6.5 million and funded on March 14, 2022, and (ii) an additional senior secured term loan made to Acer in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 for (1) $12.0 million in cash; (2) 98,683 shares of Zevra Common Stock; and (3) a secured Promissory Note payable by Zevra to Nantahala in the original principal amount $5.0 million. These were recorded as receivables form Acer and were treated as a settlement of a preexisting relationship in connection with the closing of the transaction and recorded as a component of purchase consideration.

●

Purchase of Acer’s Convertible Notes (“Marathon Convertible Notes”)- Under the Note Purchase Agreement with the Nantahala Holders, Zevra purchased the Marathon Convertible Notes that Nantahala had acquired on June 16, 2023. Zevra acquired the Marathon Convertible Notes in exchange for the issuance of 2,171,038 shares of Zevra Common Stock at $5.0667 per share for a total purchase price of $11.0 million.

●

Amendment to IP License Agreement and IP Termination Agreement: As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics Holding AG ("Relief") entered into the Exclusive License Agreement and the Termination Agreement terminating the collaboration and license agreement, dated March 19, 2021, by and between Acer and Relief. Pursuant to the Exclusive License Agreement, Relief holds exclusive development and commercialization rights for OLPRUVA in the European Union, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (Geographical Europe). Acer has the right to receive a royalty of up to 10.0% of the net sales of OLPRUVA in Geographical Europe. In accordance with the terms of the Termination Agreement, Relief received an upfront payment from Acer of $10.0 million (which payment was funded with the Bridge Loan described above) with an additional payment of $1.5 million due on the first-year anniversary of the $10.0 million payment. Acer has also agreed to pay a 10.0% royalty on net sales of OLPRUVA worldwide, excluding Geographical Europe, and 20.0% of any value received by Acer from certain third parties relating to OLPRUVA licensing or divestment rights, all of the foregoing which are capped at $45.0 million, for total payments to Relief of up to $56.5 million.

In connection with the closing of the Merger on November 17, 2023, each share of common stock of Acer was converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share , and (ii) one non-transferable contingent value right (“CVR”) to be issued by Zevra, which will represent the right to receive one or more contingent payments up to an additional $76 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

Registration Rights Agreement

Zevra and Nantahala concurrently entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Zevra agreed to file a resale registration statement with respect to the resale of the Zevra common stock issuable under the Loan and Note Purchase Agreements and the Nantahala Note. On February 5, 2024, Zevra filed a registration statement on Form S-3 (File No. 333-276856) registering an aggregate of 2,269,721 shares of Zevra’s common stock that were issued pursuant to the Loan and Note Purchase Agreements.

Stockholders Agreement

In connection with of the Merger, a certain stockholder of Acer entered into, and Acer agreed to use its reasonable best efforts to cause certain other stockholders to enter into joinders to, a stockholders agreement with Zevra (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, the stockholders party thereto agreed to, or would agree to, among other things, vote all of their shares in Zevra that they own in favor of each nominee included in the Zevra board of director’s slate of nominees for each election of directors and in favor of each matter approved by the Zevra board of directors and submitted to stockholders of Zevra for the approval of stockholders following the closing of the Merger and until the second anniversary of the closing date of the Merger (the “Trigger Date”). In addition, the stockholders party to the Stockholders Agreement will be subject to customary standstill provisions, subject to certain exceptions, until the Trigger Date.

Cancellation of Acer Warrant

On November 22, 2023, we sold an aggregate of 1,382,489 shares of our common stock and accompanying warrants to purchase up to 1,382,489 shares of our common stock at a price of $4.34 per share to a healthcare focused investment fund (the "Investor") for gross proceeds of approximately $6.0 million and an aggregate of 917,934 shares of our common stock to cancel a warrant held by the Investor to purchase 2,920,306 shares of common stock of Acer. The shares of common stock and warrants were offered and sold to the Investor in a registered direct offering without an underwriter or placement agent.

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

The latest maturity date of the loans under the Line of Credit is May 31, 2025. The Line of Credit contains customary events of default that could lead to an acceleration of the loans, including cross-default, bankruptcy and payment defaults. As of December 31, 2022, we had drawn $12.8 million from the Line of Credit to finance the transactions under the Arimoclomol Purchase Agreement, and this amount is supported by a $12.8 million certificate of deposit which is shown as long-term investments -other in the consolidated balance sheet as of December 31, 2022. The remaining $7.2 million under the Line of Credit was secured by a separate interest-bearing certificate of deposit and was also recorded as long-term investments - other in the consolidated balance sheet as of December 31, 2022. These certificates of deposit are pledged as collateral against the Line of Credit and cannot be redeemed so long as the $20.0 million remains available under the Line of Credit. The total value of the certificates of deposit held with Ameris Bank must meet or exceed the amount available to borrow under the Line of Credit so long as the Line of Credit remains active. On January 31, 2023, we repaid the $12.8 million outstanding under the Line of Credit in full, and subsequently closed the Line of Credit during the first quarter of 2023. In conjunction with closing the Line of Credit, the maturity dates of the certificates of deposit were modified to May 2023.

On January 26, 2023, the Company and Wells Fargo, as lender, entered into a margin account agreement. The margin account bears interest at the Prime Rate minus 225 basis points. The Company's investments are used as collateral for the loan and the amount the Company is able to borrow is limited to 80-90% of its outstanding investment balance held with Wells Fargo. As of December 31, 2023, $37.7 million was outstanding under the margin account.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,		Period-to
	2023	2022	Period Change
Net cash used in operating activities	$(33,535)	$(18,717)	$(14,818)
Net cash used in investing activities	(17,390)	(36,719)	19,329
Net cash provided by financing activities	28,464	8,352	20,112
Effect of exchange rate changes on cash and cash equivalents	44	204	(160)
Net decrease in cash and cash equivalents	$(22,417)	$(46,880)	$24,463

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities of $33.5 million consisted of a net loss of $46.0 million, partially offset by $6.0 million in changes in working capital and $6.5 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the AZSTARYS License Agreement, Arimoclomol EAP and the Corium Consulting Agreement. The changes in working capital consisted of $11.1 million related to a change in accounts payable and accrued expenses, $3.2 million related to a change in discount and rebate liabilities, $0.2 million related to a change in inventories, $0.3 million related to a change in operating lease right of use assets, $0.4 million related to a change in other liabilities, and $0.2 million related to a change in prepaids and other assets, partially offset by a $9.1 million increase in accounts and other receivables, and $0.3 million related to operating lease liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $5.9 million, consulting fees paid in stock of $0.2 million, and $1.0 million related to depreciation, amortization and other items, partially offset by a change in the fair value adjustment related to investments of $0.6 million.

For the year ended December 31, 2022, net cash used in operating activities of $18.7 million consisted of a net loss of $41.5 million and $0.5 million in changes in working capital, partially offset by $23.3 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the AZSTARYS License Agreement, Arimoclomol EAP and the Corium Consulting Agreement. The changes in working capital consisted of $0.7 million related to a change in prepaid expenses and other assets, $6.8 million related to a change in accounts and other receivables, $0.4 million related to a change in operating lease liabilities and $0.4 million related to a change in other liabilities, partially offset by $3.1 million related to a change in accounts payable and accrued expenses, $0.1 million related to a change in inventories, $0.3 million related to a change in operating lease right-of-use assets, $0.4 million related to other long-term assets, and $3.8 million related to a change in discount and rebate liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $4.3 million, consulting fees paid in stock of $0.2 million, a change in the fair value adjustment related to investments of $0.6 million, $17.7 million related to acquired in-process research and development which was expensed as part of the transactions under the Arimoclomol Purchase Agreement and $0.9 million related to depreciation, amortization and other items partially offset by a change in the fair value adjustment related to derivative and warrant liabilities of $0.3 million.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $17.4 million, which was attributable to $30.4 million attributable to the acquisition of Acer, purchases of investments of $45.8 million, and $0.3 million in purchases of property and equipment, partially offset by maturities of investments of $59.1 million.

For the year ended December 31, 2022, net cash used in investing activities was $36.7 million, which was attributable to net acquisition costs of the transactions under the Arimoclomol Purchase Agreement of $14.1 million and purchases of investments of $23.8 million, partially offset by maturities of investments of $1.3 million.

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $28.5 million, which was primarily attributable to proceeds from the issuance of debt of $42.4 million, proceeds from insurance financing arrangements of $1.3 million and proceeds from sales of common stock under the Employee Stock Purchase Plan, or the  ESPP, of $0.2 million, proceeds from issuance of common stock of $6.0 million, partially offset by repayments of debt of $17.5 million, payments to repurchase shares as part of the Share Repurchase Program of $3.4 million, and payments of principal on insurance financing arrangements of $0.5 million.

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

Future Funding Requirements

The auditor's opinion on our audited financial statements for the year ended December 31, 2023, includes an explanatory paragraph stating that our recurring losses, negative operating cash flows and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. We currently have insufficient sources of revenues to sustain our present activities. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or commercialization efforts.

Based on our current operating forecast, we believe that our existing cash, cash equivalents and long-term investments will be sufficient to fund our operations into, but not through, 2026. Based on our current operating plan, our existing resources are expected to be sufficient to fund operating expenses and capital investment requirements into, but not through, 2026. However, unless we are able to restructure the amounts outstanding on the margin loan facility, we may be required to repay the loan and thereby deplete the cash available to fund our operations.

Potential near-term sources of additional funding include:

●	any royalties or net sales milestone payments generated under the AZSTARYS License Agreement;

●	any product sales under the Arimoclomol EAP;

●	any product sales of OLPRUVA

●	any product sales of arimoclomol, if approved; and

●	any consulting services revenue generated under other potential consulting arrangements.

We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses.

To date, we have generated revenue from the AZSTARYS License Agreement, reimbursements of out-of-pocket third-party costs, the performance of consulting services, OLPRUVA product sales, and product sales under the Arimoclomol EAP. We expect that, for the foreseeable future, our only sources of revenues will be through payments arising from the AZSTARYS License Agreement, product sales of OLPRUVA. through potential consulting arrangements and any other future arrangements related to one of our product candidates and product sales under the Arimoclomol EAP. While we have entered into the AZSTARYS License Agreement to develop, manufacture and commercialize AZSTARYS, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the AZSTARYS License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to generate revenue under the Arimoclomol EAP or successfully commercialize OLPRUVA. We also expect to continue to incur additional costs associated with operating as a public company.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from the AZSTARYS License Agreement, product reimbursements under the Arimoclomol EAP, product sales of OLPRUVA, potential consulting arrangements or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

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

Acquisition of Intangible Assets

We record all assets and liabilities acquired in business acquisitions at fair value, including goodwill and other intangible assets. The initial recognition of goodwill and other intangible assets requires management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Inherent in the determination of fair value of the reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations, as well as management’s strategic plans with regard to its operations. When utilizing a quantitative assessment, we determine fair value at the reporting unit level based on a combination of an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and/or earnings multiples of similar companies. These approaches use significant estimates and assumptions, including projected future cash flows and the timing of those cash flows, discount rates reflecting risks inherent in future cash flows, perpetual growth rates, and determination of appropriate market comparables.

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

Goodwill and Definite-lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the assets purchased and liabilities assumed. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of our reporting unit below its carrying amount. Our estimates associated with the annual test of goodwill for impairment, as well as the as-needed assessment of the recoverability of definite-lived intangible assets, are considered critical due to the amount of these assets recorded on our consolidated balance sheets and the judgment required.

With respect to definite-lived intangible assets, we periodically evaluate whether events and circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of such assets. If such events or circumstances indicate that the carrying amount of these assets may not be recoverable, management would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, we would recognize an impairment charge to reduce such assets to their fair value.

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

Stock-Based Compensation

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period. Stock-based compensation expense has been reported in our statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$2,664	$1,443
General and administrative	3,290	2,851
Total stock-based compensation	$5,954	$4,294

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

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the periods indicated:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.34% - 4.79%	1.70% - 3.80%
Expected term (in years)	5.50 - 10.00	5.50 - 7.00
Expected volatility	89.48% - 93.67%	91.28% - 98.91%
Expected dividend yield	0	0

Utilization of Net Operating Loss Carryforwards and Research and Development Credits

As of December 31, 2023, we had federal net operating loss, or NOL, carryforwards of approximately $350 million, $145.3 million of which, if not utilized, will begin to expire in 2027 and $204.7 million of which have no expiration date. We also have certain state net operating loss carryforwards totaling $340 million, which, if not utilized, will begin to expire in 2027. We also have Denmark net operating loss carryforwards totaling $4.7 million which have an indefinite carryforward period in Denmark. The Company recorded refundable research and development tax credit as other income and not income tax under ASC 740 in the consolidated statement of operations for the year ended December 31, 2023. These refundable tax credits are a result of increased qualified research and development spending in certain jurisdictions which allow for a refundable credit even when the Company has no current period income tax expense.

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the consolidated statement of stockholders’ deficit at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in other expense, net, on the consolidated statement of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Audit Committee concluded that, in prior periods it had not appropriately accounted for certain common stock warrants as liabilities. These errors led to understatements of derivative and warrant liability and additional paid-in capital and fluctuations in fair value adjustment related to derivative and warrant liability during the impacted periods. See “Explanatory Note."

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth beginning in Item 15 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. During year-end control procedures, management identified a material weakness in our internal control over financial reporting related to the accounting for warrants to purchase the Company's common stock. The material weakness existed as of December 31, 2023, and prior periods. The nature of the material weakness is described as part of Management’s Report on our Internal Control over Financial Reporting included below.

As a result of the material weakness identified in Management's Report on Internal Control over Financial Reporting related to accounting for warrants as discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled "Internal Control – Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Our evaluation of internal control over financial reporting did not include internal controls of Acer, a wholly-owned subsidiary acquired in November 2023. This fiscal year 2023 acquisition represented 49.3% of our consolidated total assets and 0.2% of our consolidated total revenue as of and for the fiscal year ended December 31, 2023. We have included the financial results of the acquired operations in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K from the date of acquisition, and we are in the process of incorporating Acer Therapeutics Inc. into our internal control over financial reporting.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control resulted in the restatement of the Company's consolidated financial statements as of and for the year ended December 31, 2022, and the condensed consolidated financial statements for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023, included in this report.  As a result of the material weakness noted above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023. Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, has not issued an attestation report on the effectiveness of our internal control over financial reporting. The material weakness described above, which related to internal controls over the application of specific technical accounting guidance, was identified during the performance of our year-end control procedures.

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

Remediation of Material Weakness

We have implemented certain remedial measures including, but not limited to, a review of all existing accounting for warrants to purchase the Company’ s common stock to confirm compliance with GAAP prior to filing the consolidated financial statements as of and for the year ended December 31, 2023 with this Annual Report on Form 10-K.

In addition, we are in the process of developing enhanced control procedures designed to ensure proper accounting for our warrant related accounts and balances, which will include adding technical resources to perform and oversee technical accounting. Based on additional procedures and post-closing review, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with GAAP.

However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended December 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Arrangements

During the three-months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be set forth in the headings “Proposal 1 – Election of Directors,” “Executive Officers” and “Information Regarding the Board of Directors and Corporate Governance” and "Delinquent Section 16(a) Reports" in our definitive proxy statement for our 2024 annual meeting of stockholders, or the proxy statement, and, is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zevra Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zevra Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Restatement of 2022 Financial Statements

As discussed in Note C to the consolidated financial statements, the financial statements as of and for the year ended December 31, 2022 have been restated to correct misstatements.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has sustained recurring losses and negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Contingent Consideration and Approved Product
Description of the Matter

As described in Note R to the consolidated financial statements, on November 17, 2023, the Company completed its acquisition of Acer Therapeutics, Inc. in a transaction accounted for as a business combination.  The total purchase consideration was approximately $73 million (including $8.5 million of contingent consideration) and the net assets acquired included a $68 million intangible asset related to the approved product (OLPRUVA).

Auditing the Company’s valuations of the contingent consideration and OLPRUVA required auditor judgement due to the significant estimation utilized in the Company’s determination of the fair values.  The significant estimation was primarily due to the valuation models used by management to measure the fair values of the contingent consideration and the approved product as well as the subjectivity of the significant underlying assumptions.  The Company utilized a monte carlo simulation method to estimate the fair value of the contingent consideration and the significant assumptions used in the model were the forecasted revenues, the discount rate and the success probabilities.  The Company used a discounted cash flow model to measure the fair value of OLPRUVA and the significant assumptions used in the model included forecasted revenues and the discount rate.

How We Addressed the Matter in Our Audit

To test the fair value estimates of the contingent consideration and the approved product, we performed audit procedures which included, among others, evaluating the prospective financial information (“PFI”) used in the valuation models, testing the completeness and accuracy of the underlying data and evaluating the Company’s use of valuation methodologies. Our procedures to assess the PFI used in the valuation models, included, among others, evaluating the significant assumptions discussed above, by comparing them to industry and economic publications and trends, analyst reports and other objective sources.   We involved our valuation specialists to assist in our evaluation of the reasonableness of the significant assumptions used in the fair value estimates as well as to independently calculate fair value estimates for the contingent consideration and OLPRUVA to compare to the Company’s recorded amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Orlando, Florida

April 1, 2024

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2023	2022
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$43,049	$65,466
Securities at fair value	24,688	16,900
Short-term investments - other	—	481
Accounts and other receivables	17,377	8,299
Prepaid expenses and other current assets	1,824	1,688
Total current assets	86,938	92,834
Inventories	9,841	671
Property and equipment, net	736	794
Operating lease right-of-use assets	790	988
Goodwill	4,701	—
Long-term investments - other	—	20,000
Intangible assets, net	69,227	—
Other long-term assets	94	53
Total assets	$172,327	$115,340

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$28,403	$6,169
Line of credit payable	37,700	—
Current portion of operating lease liabilities	543	480
Current portion of discount and rebate liabilities	4,550	4,655
Other current liabilities	2,524	719
Total current liabilities	73,720	12,023
Line of credit payable	—	12,800
Secured promissory note	5,066	—
Derivative and warrant liability	16,100	10,202
Operating lease liabilities, less current portion	456	843
Discount and rebate liabilities, less current portion	7,663	4,327
Other long-term liabilities	7,458	25
Total liabilities	110,463	40,220

Commitments and contingencies (Note I)

Stockholders' equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023 or December 31, 2022	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 43,110,360 shares issued and 41,534,668 shares outstanding as of December 31, 2023; 35,450,257 shares issued and 34,540,304 shares outstanding as of December 31, 2022	4	3
Additional paid-in capital	472,664	436,269
Treasury stock, at cost	(10,983)	(7,536)
Accumulated deficit	(399,778)	(353,729)
Accumulated other comprehensive income	(43)	113
Total stockholders' equity	61,864	75,120
Total liabilities and stockholders' equity	$172,327	$115,340

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
		(As Restated)
Revenue, net	$27,461	$10,161
Operating expenses:
Cost of revenue	2,945	222
Research and development	39,806	19,803
Selling, general and administrative	34,314	15,038
Acquired in-process research and development	—	17,663
Total operating expenses	77,065	52,726
Loss from operations	(49,604)	(42,565)
Other (expense) income:
Interest expense	(1,501)	(335)
Fair value adjustment related to derivative and warrant liability and CVR liability	(98)	15,159
Fair value adjustment related to investments	613	(577)
Interest and other income, net	4,541	1,513
Total other income	3,555	15,760
Loss before income taxes	(46,049)	(26,805)
Income tax (expense) benefit	—	33
Net loss	$(46,049)	$(26,772)

Basic and diluted net loss per share of common stock:
Net loss	$(1.30)	$(0.78)

Weighted average number of shares of common stock outstanding:
Basic and diluted	35,452,460	34,488,800

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(46,049)	$(26,772)
Other comprehensive income:
Foreign currency translation adjustment	(156)	113
Other comprehensive income (loss)	(156)	113
Comprehensive loss	$(46,205)	$(26,659)

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	Stock	Deficit	Income (Loss)	(Deficit) Equity
Balance as of January 1, 2022 (As Reported)	$4	$396,957	$(2,814)	$(267,029)	—	$127,118
Effect of restatement	—	34,470	—	(59,928)		(25,458)
Balance as of January 1, 2022 (As Restated)	$4	$431,427	$(2,814)	$(326,957)	$—	$101,660
Net loss	—	—	—	(26,772)	—	(26,772)
Stock-based compensation expense	—	4,294	—	—	—	4,294
Shares repurchased as part of the Share Repurchase Program	(1)	—	(4,722)	—	—	(4,723)
Issuance of common stock as part of the Employee Stock Purchase Plan	—	324	—	—	—	324
Issuance of common stock in exchange for consulting services	—	224	—	—	—	224
Other comprehensive income	—	—	—	—	113	113
Balance as of December 31,2022 (As Restated)	$3	$436,269	$(7,536)	$(353,729)	$113	$75,120
Net loss	—	—	—	(46,049)	—	(46,049)
Stock-based compensation expense	—	5,954	—	—	—	5,954
Issuance of common stock in connection with the Merger	1	28,390	—	—	—	28,391
Issuance of common stock	—	6,106	—	—	—	6,106
Issuance of warrants	—	(4,500)	—	—	—	(4,500)
Shares repurchased as part of the Share Repurchase Program	—	—	(3,447)	—	—	(3,447)
Issuance of common stock as part of the Employee Stock Purchase Plan	—	218	—	—	—	218
Issuance of common stock in exchange for consulting services	—	227	—	—	—	227
Other comprehensive income (loss)	—	—	—	—	(156)	(156)
Balance as of December 31, 2023	$4	$472,664	$(10,983)	$(399,778)	$(43)	$61,864

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
		(As Restated)
Cash flows from operating activities:
Net loss	$(46,049)	$(26,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,954	4,294
Depreciation and amortization expense	1,006	944
Fair value adjustment related to derivative and warrant liability and CVR liability	98	(15,159)
Fair value adjustment related to investments	(613)	577
Loss on sublease and disposal of property and equipment	157	9
Consulting fees paid in common stock	227	224
Acquired in-process research and development	—	17,663
Gain on foreign currency exchange rates	(198)	(91)
Change in assets and liabilities:
Accounts and other receivables	(9,078)	(6,772)
Prepaid expenses and other current assets	152	(894)
Inventories	206	147
Operating lease right-of-use assets	326	277
Other long-term assets	(5)	386
Accounts payable and accrued expenses	11,130	3,131
Discount and rebate liabilities	3,231	3,782
Operating lease liabilities	(439)	(389)
Other liabilities	360	(74)
Net cash used in operating activities	(33,535)	(18,717)

Cash flows from investing activities:
Acquisitions, net	(30,401)	(14,090)
Purchases of property and equipment	(296)	(93)
Purchases of investments	(45,814)	(23,861)
Maturities of investments	59,121	1,325
Net cash used in investing activities	(17,390)	(36,719)

Cash flows from financing activities:
Proceeds from issuance of debt	42,431	12,800
Proceeds from insurance financing arrangements	1,256	1,273
Proceeds from Employee Stock Purchase Plan	218	324
Proceeds from stock issuance	6,106	—
Payments of principal on insurance financing arrangements	(564)	(1,306)
Repayment of debt	(17,531)	—
Payment to repurchase shares as part of the Share Repurchase Program	(3,447)	(4,723)
Repayment of principal on finance lease liabilities	(5)	(16)
Net cash provided by financing activities	28,464	8,352
Effect of exchange rate changes on cash and cash equivalents	44	204
Net decrease in cash and cash equivalents	(22,417)	(46,880)
Cash and cash equivalents, beginning of period	65,466	112,346
Cash and cash equivalents, end of period	$43,049	$65,466

Supplemental cash flow information:
Cash paid for interest	$456	$321
Right-of-use assets obtained in exchange for lease liabilities	—	123
Supplemental disclosure of noncash investing activities:
Issuance of common stock in connection with the Merger (Note R)	(28,390)	—
Supplemental disclosure of noncash financing activities:
Issuance of secured promissory note for the Merger (Note R)	(5,066)	—
Issuance of contingent value rights for the Merger (Note R)	(8,562)	—

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Description of Business, Basis of Presentation, and Significant Transactions

Organization

Zevra Therapeutics, Inc. (the "Company") is a rare disease company combining science, data and patient needs to create transformational therapies for diseases with limited or no treatment options. The Company has a diverse portfolio of products and product candidates, which includes preclinical development programs, clinical stage pipeline and commercial stage assets. The Company’s pipeline includes arimoclomol, an orally-delivered, first-in-class investigational product candidate being developed for Niemann-Pick disease type C (“NPC”), which has been granted orphan drug designation, Fast-track designation, Breakthrough Therapy designation and rare pediatric disease designation for the treatment of NPC by the U.S. Food and Drug Administration ("FDA") and orphan medical product designation for the treatment of NPC by the European Medicines Agency ("EMA"). The arimoclomol NDA for NPC was resubmitted to the FDA on December 21, 2023, and has been assigned a PDUFA date of September 21, 2024. KP1077 is the Company's lead clinical development product candidate which is being developed as a treatment for idiopathic hypersomnia ("IH"), a rare neurological sleep disorder, and narcolepsy. KP1077 is comprised solely of serdexmethylphenidate (“SDX”), the Company's proprietary prodrug of d-methylphenidate ("d-MPH"). The FDA has granted KP1077 orphan drug designation for the treatment of IH. OLPRUVA® (sodium phenylbutyrate) for oral suspension is approved by the FDA for the treatment of urea cycle disorders ("UCDs"). The Company also has a pipeline of investigational product candidates, including celiprolol for the treatment of vascular Ehlers-Danlos syndrome in patients with a confirmed type III collagen mutation.

The Company changed its name from KemPharm, Inc. to Zevra Therapeutics, Inc. effective as of February 21, 2023. On March 1, 2023, following its name change, the Company's common stock began trading on the Nasdaq Global Select Market under the ticker symbol "ZVRA".

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2023, the Company incurred a net loss of $46.0 million and, as of December 31, 2023, has an accumulated deficit of $399.8 million as well as cash and investments on hand of $67.7 million.  The Company has sustained operating losses for the majority of its corporate history and expects to continue to incur operating losses and negative operating cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations through the progression of its product candidates in the future. The Company also may consider other sources  to fund operations including: (1) out-licensing rights to certain of its technologies and product candidates, pursuant to which the Company would receive cash royalties and milestones; (2) raising additional capital through equity or debt financings or from other sources; (3) obtaining product candidate regulatory approvals, which would generate revenue, milestones and cash flow;  (4) reducing spending on one or more research and development programs, including by discontinuing development; and/or (5) restructuring operations to change its overhead structure.

The Company’s ability to continue operating as a going concern is contingent upon its ability to secure sufficient financing and/or reduce spending to maintain operations.  Unless the Company is able to restructure the amounts outstanding on its margin loan facility, we may be required to repay the loan and thereby deplete the cash available to fund our operations. If this occurs, our forecasts reflect a shortfall in cash available for operations as early as mid-2024. While the Company expects to obtain the necessary financing that is needed, there is no assurance that the Company will be successful in obtaining the necessary funding for future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date these financial statements are being issued.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Merger

On August 30, 2023, the Company and Aspen Z Merger Sub, Inc., a wholly-owned subsidiary of Zevra (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (“Acer”), a pharmaceutical company focused on development and commercialization of therapies for rare and life-threatening diseases. On November 17, 2023 (the "Closing Date"), the Company completed the acquisition of Acer. Pursuant to the Merger Agreement, on the Closing Date, Merger Sub was merged with and into Acer (the "Merger"), with Acer continuing as the surviving entity and as a wholly-owned subsidiary of Zevra. In connection therewith, Zevra has also purchased Acer’s secured debt from Nantahala Capital Management, LLC ("NCM”), certain of its affiliates and certain other parties (collectively with NCM, “Nantahala”) through a series of transactions and Zevra agreed to provide Acer with a bridge loan facility for up to $18.0 million ("Bridge Loan"), subject to certain terms and conditions. The Merger has expanded Zevra's rare disease portfolio, as well as increased and diversified its revenues with the addition of a U.S. commercial asset, OLPRUVA, indicated for the treatment of UCDs. See Note R for further discussion related to the Merger.

Arimoclomol Acquisition

On May 15, 2022, the Company and Zevra Denmark A/S (“Zevra DK”), a newly formed Danish company and wholly-owned subsidiary of the Company entered into an asset purchase agreement (the “Arimoclomol Purchase Agreement”) with Orphazyme A/S in restructuring, a Danish public limited liability company (“Orphazyme”). The Arimoclomol Purchase Agreement closed on May 31, 2022. Under the terms of the Arimoclomol Purchase Agreement, Zevra DK purchased all of the assets and operations of Orphazyme related to arimoclomol and settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million. In addition, Zevra DK agreed to assume an estimated reserve liability of $5.2 million related to revenue generated from Orphazyme’s Expanded Access Program in France.

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

In connection with the Merger, Zevra and Nantahala (as defined in Note R) concurrently entered into a registration rights agreement, pursuant to which Zevra agreed to file a resale registration statement with respect to the resale of the Zevra common stock issuable to Nantahala. On February 5, 2024, Zevra filed a registration statement on Form S-3 (File No. 333-276856) registering an aggregate of 2,269,721 shares of Zevra’s common stock.

Entry into 2021 ATM Agreement

On  July 2, 2021, the Company entered into an equity distribution agreement (the “2021 ATM Agreement”) with JMP Securities LLC (“JMP”) and RBC Capital Markets, LLC (“RBCCM”) under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. The Company filed a registration statement on Form S-3 covering the sale of the shares of its common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2021 ATM Agreement, which was declared effective on  July 12, 2021. As of  December 31, 2023 and 2022, no shares have been issued or sold under the 2021 ATM Agreement.

Share Repurchase Program

On December 20, 2021, the Company initiated a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $50 million of shares of its common stock through December 31, 2023. On  December 31, 2023, the Share Repurchase Program ended, and the Company had repurchased 1,575,692 shares of its common stock for approximately $11.0 million.

Reclassifications

Certain reclassifications were made to the 2022 consolidated financial statements to conform to the classifications used in 2023. These reclassifications had no impact on the consolidated net loss, changes in stockholder's equity, or cash flows previously reported.

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

Investments

The Company maintains investment securities that are classified as available-for-sale securities for which the Company has elected the fair value option under ASC 825, Financial Instruments.   As such, these securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the consolidated statements of operations. The securities primarily consist of U.S. Treasury securities and U.S. government-sponsored agency securities and are included in securities at fair value in the consolidated balance sheets. As of December 31, 2023, and 2022, the Company held securities with an aggregate fair value of $24.7 million and $16.9 million, respectively, that contained aggregate unrealized gains of approximately $0.6 million and unrealized losses of $0.6 million, respectively. Applying fair value accounting to these debt securities more accurately represents the Company's investment strategy due to the fact that excess cash is currently being invested for the purpose of funding future operation s.  In addition, the Company held certificates of deposit totaling $20.5 million as of December 31, 2022, which are included in investments - other in the consolidated balance sheet as of December 31, 2022. These certificates of deposit matured in May 2023. Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities Interest income is included in Interest and other income, net in the consolidated statements of operations.

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

To assess whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, the Company considers all the facts and circumstances, including the Company's role in establishing the VIE and the Company's ongoing rights and responsibilities. The assessment includes identifying the activities that most significantly impact the VIE's economic performance and identifying which party, if any, has the power to direct those activities. In general, the parties that make the most significant decisions affecting the VIE (management and representation on the Board of Directors) are deemed to have the power to direct the activities of a VIE.

To assess whether the Company has the obligation to absorb losses of the VIE or the rights to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of its economic interests that are deemed to be variable interests in the VIE.

This assessment requires judgement in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. As of December 31, 2023, the Company identified Acer to be the Company's sole interest in a VIE (Note R). As Zevra is the final decision maker for all of Acer's research, development, and commercialization of drug candidates that it is producing, the Company directs the activities of Acer that most significantly impact its performance. Therefore, the Company is the primary beneficiary of this VIE for accounting purposes. The Company did not identify any interests in VIE's as of December 31, 2022.

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company establishes its reporting units based on the organizational structure and has determined it has one reporting unit.  In performing its analysis, in accordance with ASC 35, the Company has the option to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In performing qualitative assessments, the Company considers, among other factors, macroeconomic conditions, the Company’s overall financial performance (including, but not limited to, comparisons to prior periods, current period internal expectations, and comparable peer companies), broader industry and market considerations, and the trading price performance of the Company’s common stock.

The Company's goodwill balance was $4.7 million as of December 31, 2023. There was no goodwill recorded as of December 31, 2022. As of December 31, 2022, the Company completed its annual qualitative assessment under ASC 350 to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of its reporting unit was less than its respective carrying value. The Company concluded that based on the relevant events and circumstances, it was more likely than not that the reporting unit’s fair value exceeded its related carrying value and therefore no quantitative assessment was required. No goodwill impairment charges were recorded for the year ended December 31, 2023.

Acquired in-process research and development (“IPR&D”) that the Company acquires in conjunction with the acquisition of a business represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each IPR&D project, the Company will make a determination as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated and begin amortization. The Company evaluates IPR&D for impairment on an annual basis, during the fourth quarter, or more frequently if impairment indicators exist. The Company’s IPR&D balance was $2.0 million as of December 31, 2023. There was no IPR&D asset included in the consolidated balance sheet as of December 31, 2022, as the IPR&D asset acquired in May 2022 under the Arimoclomol Purchase Agreement was immediately expensed (Note A). No IPR&D impairment charges were recognized for the years ended December 31, 2023, or 2022.

As of December 31, 2023, the Company had a $67.2 million definite-lived intangible asset, net related to the acquisition of OLPRUVA as a result of the Merger. This is amortized on a straight-line basis over its estimated economic life of eleven years and is reviewed periodically for impairment. Amortization expense is recorded as a component of cost of revenue in the consolidated statements of operations and was $0.8 million for the year-ended December 31, 2023.

For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2023, is as follows (in thousands):

2024	$6,182
2025	$6,182
2026	$6,182
2027	$6,182
2028	$6,182

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying values, an impairment loss is recorded for the difference between the carrying values and fair values of the asset. No such impairment occurred for the years ended December 31, 2023, or 2022.

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

Arimoclomol Expanded Access Program

Net revenue includes revenue from the sale of arimoclomol for the treatment of NPC under the remunerated expanded access compassionate use program in France (“French nATU”). An expanded access compassionate use program is a program giving specific patients access to a drug, which is not yet approved for commercial sale. Only drugs targeting serious or rare indications and for which there is currently no appropriate treatment are considered for expanded access compassionate use programs. Further, to be considered for the expanded access compassionate use program, the drug must have proven efficacy and safety and must either be undergoing price negotiations or seeking marketing approval.

In accordance with ASC 606, the Company recognizes revenue when fulfilling its performance obligation under the Arimoclomol Expanded Access Program ("Arimoclomol EAP") by transferring control of promised goods or services to its customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining when the customer obtains control of the product, the Company considers certain indicators, including whether the Company has a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received. Revenue is recognized net of sales deductions, including discounts, rebates, applicable distributor fees, and revenue-based taxes.

The French Health Authorities and the manufacturer have agreed to a price for sales during the French nATU, but the final transaction price depends on the terms and conditions in the contracts with the French Health Authorities, following market approval. Any excess in the price charged by the manufacturer compared to the price agreed with the health authorities once the drug product is approved in France must be repaid. The repayment is considered in the clawback liability (rebate). An estimate of net revenue and clawback liability are recognized using the ‘expected value’ method. Accounting for net revenue and clawback liability requires determination of the most appropriate method for the expected final transaction price. This estimate also requires assumptions with respect to inputs into the method, including current pricing of comparable marketed products within the rare disease area in France. Management has considered the expected final sales price as well as the price of similar drug products. The Company is operating within a rare disease therapeutic area where there is unmet treatment need and hence a limited number of comparable commercialized drug products. The limited available relevant market information for directly comparable commercialized drugs within rare disease increases the uncertainty in management's estimate.

For the years ended December 31, 2023, and 2022, the Company recognized revenue related to the Arimoclomol EAP in France of $8.7 million and $4.8 million, respectively, which is net of newly accrued clawback liability for each respective year of $5.1 million and $3.8 million, respectively, and other gross to net adjustments. As part of the Arimoclomol Purchase Agreement the Company assumed an estimated reserve liability of $5.2 million related to revenue generated from the Arimoclomol EAP in France. The total estimate reserve liability as of December 31, 2023, and December 31, 2022, including the additional clawback liability for the year ended December 31, 2023, and December 31, 2022, was $12.2 million and $9.0 million, respectively. As of December 31, 2023, and 2022, this estimated reserve liability is recorded as discount and rebate liabilities in the consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

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

Up front Fees: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time.

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

AZSTARYS License Agreement

The Company entered into a Collaboration and License Agreement (the "AZSTARYS License Agreement") with Commave Therapeutics SA (“Commave”), an affiliate of GPC. Under the AZSTARYS License Agreement, as amended, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-methylphenidate (“d-MPH”), including AZSTARYS, or any other product candidate developed by the Company containing SDX and developed to treat ADHD or any other CNS disorder. Corium was tasked by Commave, to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement. Pursuant to the AZSTARYS License Agreement, Corium agreed to pay milestone payments up to an aggregate of $590.0 million upon the occurrence of specified regulatory milestones related to AZSTARYS, additional fixed payments upon the achievement of specified U.S. sales milestones, and quarterly, tiered royalty payments based on a range of percentages of net sales (as defined in the AZSTARYS License Agreement). Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

The AZSTARYS License Agreement is within the scope of ASC  606, as the transaction represents a contract with a customer where the participants function in a customer / vendor relationship and are  not exposed equally to the risks and rewards of the activities contemplated under the AZSTARYS License Agreement. The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are  not included in the transaction price as the Company could  not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will  not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the year ended December 31, 2023, the Company recognized revenue under the AZSTARYS License Agreement of $18 .5 million, which includes $15.0 million in net sales milestone payments earned during the year then ended. For the year ended December 31, 2022, the Company recognized $0.9 million under the AZSTARYS License Agreement. There was no deferred revenue related to this agreement as of December 31, 2023, and 2022.

In accordance with the terms of the Company’s Termination Agreement with Aquestive Therapeutics dated March 20, 2012, Aquestive Therapeutics ("Aquestive") has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to AZSTARYS, KP879 or KP1077 under the AZSTARYS License Agreement. The Company recorded $1.8 million and $0.1 million in royalty payments owed to Aquestive as of December 31, 2023, and 2022, respectively, which is included in cost of revenue in the consolidated statements of operations.

Relief License Agreement

As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics, Inc. ("Relief") entered into an exclusive license agreement on August 30, 2023 (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the European Union, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia ("Geographical Europe"). The Company will have the right to receive a royalty of up to 10.0% of the net sales of OLPRUVA in Geographical Europe. For the year ended December 31, 2023, the Company did not recognize any revenue under the Relief License Agreement. There was no deferred revenue related to this agreement as of December 31, 2023. For further discussion of the Relief License Agreement, see Note R.

Product Revenue, net

On December 27, 2022, the FDA approved OLPRUVA (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the long-term management of adults and children with UCDs weighing 44 pounds (20 kg) or greater and with a body surface area of 1.2m2 or greater, On November 17, 2023, the Company acquired OLPRUVA in connection with the Merger (Note R). To commercialize OLPRUVA for oral suspension in the U.S. the Company is building marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or making arrangements with third parties to perform these services. The Company's current distributor for sales of OLPRUVA is a single specialty pharmacy provider. However, the Company intends to establish additional distributors such as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of it products. For the year ended December 31, 2023, the Company recognized negligible revenue related to sales of OLPRUVA.

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

Under the Corium Consulting Agreement, the Company received payments from Corium of $15.6 million, $13.6 million of which was paid in quarterly installments through  March 31, 2022. The remaining $2.0 million was received in the first quarter of 2022 upon the approval by the FDA of Corium's product known as ADLARITY. The Corium Consulting Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer/vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the Corium Consulting Agreement. The Company identified the performance of consulting services, which includes the reimbursement to the Company of third-party pass-through costs, as its only performance obligation at inception. The Company further determined that the transaction price, at inception, under the agreement was $13.6 million which is the fair value of the consulting services, including the reimbursement of third-party pass-through costs. The Company concluded that the regulatory milestone contains a significant uncertainty associated with a future event. As such, this milestone is constrained at contract inception and is not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments.

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

For the years ended December 31, 2023, and 2022 the Company recognized revenue under the Corium Consulting Agreement of $0.2 million and $4.7 million, respectively. As of December 31, 2023, and 2022, the Company had no deferred revenue related to this agreement. The Corium Consulting Agreement expired on March 31, 2023.

Cost of Revenue

The components of cost of revenue are royalties and expenses directly attributable to revenue. To date, the Company has generated revenue from the AZSTARYS License Agreement, sales of arimoclomol under the Arimoclomol EAP, reimbursement of out-of-pocket third-party costs and the performance of consulting services. In connection with the AZSTARYS License Agreement, the Company pays Aquestive a royalty equal to 10% of all regulatory milestone and royalty payments. In addition, the Company capitalized incremental costs directly attributable to the AZSTARYS License Agreement. These costs are amortized to royalties and contract costs as revenue is recognized.

Accounts and Other Receivables

Accounts and other receivables consist of receivables under the AZSTARYS License Agreement and Arimoclomol EAP, as well as receivables related to consulting arrangements, income tax receivables and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs as well as milestones and royalties on product sales. Receivables under the Arimoclomol EAP are recorded for product sales under the French nATU. The Company provides reserves against receivables for estimated losses that may result from a customer's inability to pay. Receivables are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company’s own historical collection experience. Amounts determined to be uncollectible are charged or written-off against the reserve.

Inventory

As discussed in Note A, a portion of the purchase price for Arimoclomol was allocated to inventory acquired representing the value of inventory associated with forecasted EAP revenues, which is recorded at its net realizable value. The Company determines the cost of its other inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis.

The Company may scale-up and make commercial quantities of its product candidates prior to the date it anticipates that such product will receive final regulatory approval. The scale-up and commercial production of pre-launch inventory involves the risk that such products may not be approved for marketing on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventory of product that have not received final regulatory approval when the Company believes such action is appropriate in relation to the commercial value of the product launch opportunity. Inventory manufactured prior to regulatory approval is recorded as research and development expense until regulatory approval for the product is obtained.  Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign. The cost of finished goods inventory that is shipped to a customer to support the Company’s patient assistance programs is expensed when those shipments take place. As of December 31, 2023 and 2022, the Company did not have pre-launch inventory that qualified for capitalization.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Additionally, the Company’s product is subject to strict quality control and monitoring that it performs throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, the Company will record a charge to cost of product sales, to write-down any unmarketable inventory to its estimated net realizable value. The components of inventory are summarized as follows:

	December 31, 2023	December 31, 2022
Raw Materials	$2,938	$—
Work in progress	1,884	—
Finished goods	5,019	671
Total inventory	$9,841	$671

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of  December 31, 2023, and 2022.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment. The Company holds assets in both the United States and Europe as of December 31, 2023 and 2022.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the consolidated statement of stockholders’ deficit at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in other expense, net, on the consolidated statement of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.

C.	Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2023, the Company discovered that in the prior years it had not appropriately accounted for the liability associated with warrants to purchase the Company's common stock. The error resulted in an understatement of accumulated deficit of approximately $59.5 million, additional paid in capital of approximately $34.5 million, derivative and warrant liabilities of $10.2 million, an understatement of the fair value adjustment of derivative and warrant liability of $14.8 million, and an understatement in total other income of approximately $14.8 million, respectively, for the year ended December 31, 2022.

The misstatements were material to the previously issued financial statements of the Company and as a result, the Company has restated its consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholder's equity, and consolidated statement of cash flows as of and for the fiscal year ended December 31, 2022, presented herein. The restatement includes adjustments to additional paid-in capital, accumulated deficit, derivative and warrant liabilities, fair value adjustment related to derivative and warrant liability, loss before income taxes, net loss, and net loss per share. The adjustments did not impact other comprehensive income for the year ended December 31, 2022. Therefore, the impact of the adjustments results in a decrease to comprehensive loss of $14.8 million (equal to the impact of adjustments on net loss in the table below), and the restated comprehensive loss is $26.6 million (previously reported as $41.4 million). The impact of the correction of the misstatements is summarized below. The Company has also corrected other errors which impacted various financial statement line items for the year ended December 31, 2022, as summarized below. Such additional corrections were not material individually or in the aggregate.

	As of December 31, 2022
CORRECTED CONSOLIDATED BALANCE SHEET	As previously reported	Impact of Adjustments	As Restated
Prepaid expenses and other current assets	$1,877	$(189)	$1,688
Total current assets	93,023	(189)	92,834
Total assets	115,529	(189)	115,340
Other current liabilities	422	297	719
Total current liabilities	11,726	297	12,023
Derivative and warrant liability	1	10,201	10,202
Total liabilities	29,722	10,498	40,220
Additional paid-in capital	401,799	34,470	436,269
Accumulated deficit	(308,572)	(45,157)	(353,729)
Total stockholder's equity	85,807	(10,687)	75,120
Total liabilities and stockholder's equity	115,529	(189)	115,340

	For the Year Ended December 31, 2022
CORRECTED CONSOLIDATED STATEMENT OF OPERATIONS	As previously reported	Impact of Adjustments	As Restated
Revenue, net	$10,458	$(297)	$10,161
Operating expenses:
Cost of revenue	343	(121)	222
Research and development	19,614	189	19,803
Selling, general and administrative	15,343	(305)	15,038
Total operating expenses	52,963	(237)	52,726
Loss from operations	(42,505)	(60)	(42,565)
Fair value adjustment related to derivative and warrant liability	328	14,831	15,159
Interest and other income, net	760	753	1,513
Total other income	176	15,584	15,760
Loss before income taxes	(42,329)	15,524	(26,805)
Income tax (expense) benefit	786	(753)	33
Net loss	$(41,543)	$14,771	$(26,772)

Basic and diluted net loss per share of common stock:
Net loss	$(1.20)	$0.42	$(0.78)

	For the Year Ended December 31, 2022
CORRECTED CONSOLIDATED STATEMENT OF CASH FLOWS	As previously reported	Impact of Adjustments	As Restated
Cash flows from operating activities:
Net (loss) income	$(41,543)	$14,771	$(26,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative and warrant liability	(328)	(14,831)	(15,159)
Change in assets and liabilities:
Prepaid expenses and other current assets	(657)	(237)	(894)
Other liabilities	(371)	297	(74)

	Additional Paid-In Capital			Accumulated Deficit
CORRECTED STATEMENT OF STOCKHOLDERS' EQUITY	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated

Balance at December 31, 2021	$396,957	$34,470	$431,427	$(267,029)	$(59,928)	$(326,957)
Net loss	—	—	—	(41,543)	14,771	(26,772)
Balance at December 31, 2022	401,799	34,470	436,269	(308,572)	(45,157)	(353,729)

All referenced amounts for prior periods in these financial statements and the notes herein reflect the balances and amounts on a restated basis.

Restatement of Interim Financial Information (Unaudited)

Due to the misstatements described above, the Company has restated its unaudited condensed consolidated balance sheets, condensed consolidated statements of stockholder's equity, condensed consolidated statements of operations, and condensed consolidated statement of cash flows for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. The adjustments did not impact other comprehensive loss for any of the periods presented. Therefore, the impact of the adjustments on comprehensive loss equals the impact of adjustments on net loss for each period as detailed in the tables below.

	March 31, 2023			March 31, 2022
Corrected Condensed Consolidated Balance Sheets (UNAUDITED)	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$40,181	$—	$40,181	$100,242	$—	$100,242
Securities at fair value	34,403	—	34,403	—	—	—
Short-term investments - other	20,700	—	20,700	1,338	—	1,338
Accounts and other receivables	7,822	—	7,822	3,320	—	3,320
Prepaid expenses and other current assets	1,174	—	1,174	880	(426)	454
Total current assets	104,280	—	104,280	105,780	(426)	105,354
Inventories	620	—	620	—	—	—
Property and equipment, net	744	—	744	835	—	835
Operating lease right-of-use assets	898	—	898	1,090	—	1,090
Long-term investments - other	—	—	—	17,564	—	17,564
Other long-term assets	53	—	53	437	—	437
Total assets	$106,595	$—	$106,595	$125,706	$(426)	$125,280

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$10,098	$393	$10,491	$2,582	$—	$2,582
Current portion of operating lease liabilities	470	—	470	356	—	356
Current portion of discount and rebate liabilities	4,746	—	4,746	—	—	—
Other current liabilities	302	—	302	7	—	7
Total current liabilities	15,616	393	16,009	2,945	—	2,945
Line of credit payable	12,914	—	12,914	—	—	—
Derivative and warrant liability	3	11,744	11,747	89	12,682	12,771
Operating lease liabilities, less current portion	736	—	736	1,144	—	1,144
Discount and rebate liabilities, less current portion	5,764	—	5,764	—	—	—
Other long-term liabilities	158	—	158	29	—	29
Total liabilities	35,191	12,137	47,328	4,207	12,682	16,889

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2023 or December 31, 2022	—	—	—	—	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 35,457,496 shares issued and 33,881,804 shares outstanding as of March 31, 2023; 35,450,257 shares issued and 34,540,304 shares outstanding as of December 31, 2022	3	—	3	3	—	3
Additional paid-in capital	402,786	34,470	437,256	397,925	34,470	432,395
Treasury stock, at cost	(10,983)	—	(10,983)	(7,536)	—	(7,536)
Accumulated deficit	(320,339)	(46,607)	(366,946)	(268,893)	(47,578)	(316,471)
Accumulated other comprehensive (loss) income	(63)	—	(63)	—	—	—
Total stockholders' equity	71,404	(12,137)	59,267	121,499	(13,108)	108,391
Total liabilities and stockholders' equity	$106,595	$—	$106,595	$125,706	$(426)	$125,280

	June 30, 2023			June 30, 2022
Corrected Condensed Consolidated Balance Sheets (UNAUDITED)	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$66,196	$—	$66,196	$76,779	$—	$76,779
Securities at fair value	20,696	—	20,696	—	—	—
Short-term investments - other	479	—	479	4,199	—	4,199
Accounts and other receivables	14,033	—	14,033	2,820	—	2,820
Prepaid expenses and other current assets	2,023	—	2,023	3,637	(426)	3,211
Total current assets	103,427	—	103,427	87,435	(426)	87,009
Inventories	546	—	546	779	—	779
Property and equipment, net	689	—	689	904	—	904
Operating lease right-of-use assets	803	—	803	1,165	—	1,165
Long-term investments - other	—	—	—	33,535	—	33,535
Other long-term assets	53	—	53	440	—	440
Total assets	$105,518	$—	$105,518	$124,258	$(426)	$123,832

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$10,510	$—	$10,510	$3,600	$—	$3,600
Current portion of capital lease obligation	—	—	—	469	—	469
Current portion of operating lease liabilities	456	—	456	—	—	—
Current portion of discount and rebate liabilities	6,965	—	6,965	1,796	—	1,796
Other current liabilities	321	—	321	1,294	48	1,342
Total current liabilities	18,252	—	18,252	7,159	48	7,207
Line of credit payable	12,709	—	12,709	12,800	—	12,800
Derivative and warrant liability	—	9,624	9,624	57	10,562	10,619
Operating lease liabilities, less current portion	627	—	627	1,082	—	1,082
Discount and rebate liabilities, less current portion	5,114	—	5,114	3,900	—	3,900
Other long-term liabilities	319	—	319	27	—	27
Total liabilities	37,021	9,624	46,645	25,025	10,610	35,635

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2023 or December 31, 2022	—	—	—	—	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 35,503,697 shares issued and 33,928,005 shares outstanding as of June 30, 2023; 35,450,257 shares issued and 34,540,304 shares outstanding as of December 31, 2022	3	—	3	3	—	3
Additional paid-in capital	405,127	34,470	439,597	399,701	34,470	434,171
Treasury stock, at cost	(10,983)	—	(10,983)	(7,536)	—	(7,536)
Accumulated deficit	(325,425)	(44,094)	(369,519)	(292,935)	(45,506)	(338,441)
Accumulated other comprehensive (loss) income	(225)	—	(225)	—	—	—
Total stockholders' equity	68,497	(9,624)	58,873	99,233	(11,036)	88,197
Total liabilities and stockholders' equity	$105,518	$—	$105,518	$124,258	$(426)	$123,832

	September 30, 2023			September 30, 2022
Corrected Condensed Consolidated Balance Sheets (UNAUDITED)	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$43,269	$—	$43,269	$70,059	$—	$70,059
Securities at fair value	39,672	—	39,672	—	—	—
Secured corporate notes	41,999	—	41,999	—	—	—
Short-term investments - other	485	—	485	5,832	—	5,832
Accounts and other receivables	9,927	—	9,927	6,583	—	6,583
Prepaid expenses and other current assets	1,661	—	1,661	2,659	(426)	2,233
Total current assets	137,013	—	137,013	85,133	(426)	84,707
Inventories	481	—	481	596	—	596
Property and equipment, net	642	—	642	852	—	852
Operating lease right-of-use assets	698	—	698	1,068	—	1,068
Long-term investments - other	—	—	—	31,463	—	31,463
Other long-term assets	148	—	148	439	—	439
Total assets	$138,982	$—	$138,982	$119,551	$(426)	$119,125

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$13,080	$—	$13,080	$4,279	$—	$4,279
Current portion of operating lease liabilities	433	—	433	474	—	474
Current portion of discount and rebate liabilities	7,890	—	7,890	2,825	171	2,996
Other current liabilities	311	—	311	853	—	853
Total current liabilities	21,714	—	21,714	8,431	171	8,602
Line of credit payable	38,801	—	38,801	12,800	—	12,800
Derivative and warrant liability	—	5,948	5,948	35	16,139	16,174
Secured promissory note	5,073	—	5,073	—	—	—
Operating lease liabilities, less current portion	517	—	517	956	—	956
Discount and rebate liabilities, less current portion	4,987	—	4,987	3,509	—	3,509
Other long-term liabilities	420	—	420	26	—	26
Total liabilities	71,512	5,948	77,460	25,757	16,310	42,067

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023 or December 31, 2022	—	—	—	—	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 37,787,402 shares issued and 36,211,710 shares outstanding as of September 30, 2023; 35,450,257 shares issued and 34,540,304 shares outstanding as of December 31, 2022	3	—	3	3	—	3
Additional paid-in capital	418,138	34,470	452,608	400,677	34,470	435,147
Treasury stock, at cost	(10,983)	—	(10,983)	(7,536)	—	(7,536)
Accumulated deficit	(339,468)	(40,418)	(379,886)	(299,551)	(51,206)	(350,757)
Accumulated other comprehensive (loss) income	(220)	—	(220)	201	—	201
Total stockholders' equity	67,470	(5,948)	61,522	93,794	(16,736)	77,058
Total liabilities and stockholders' equity	$138,982	$—	$138,982	$119,551	$(426)	$119,125

	Three months ended March 31,
	2023	2023	2023	2022	2022	2022
Condensed consolidated statements of operations (UNAUDITED)	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated
Revenue, net	$2,879	$297	$3,176	$3,965	$—	$3,965
Operating expenses:
Cost of revenue	125	—	125	8	—	8
Research and development	8,844	(189)	8,655	3,082	—	3,082
Selling, general and administrative	6,834	393	7,227	2,734	—	2,734
Acquired In-process research and development	—	—	—	—	—	—
Severance expense	—	—	—	—	—	—
Total operating expenses	15,803	204	16,007	5,824	—	5,824
Loss from operations	(12,924)	93	(12,831)	(1,859)	—	(1,859)
Other (expense) income:
Interest expense	(182)	—	(182)	(5)	—	(5)
Fair value adjustment related to derivative and warrant liability	(2)	(1,543)	(1,545)	241	12,350	12,591
Fair value adjustment related to investments	196	—	196	(352)	—	(352)
Interest and other income, net	1,042	—	1,042	107	—	107
Total other (expense) income	1,054	(1,543)	(489)	(9)	12,350	12,341
Loss before income taxes	(11,870)	(1,450)	(13,320)	(1,868)	12,350	10,482
Income tax (expense) benefit	103	—	103	4	—	4
Net (loss) income	$(11,767)	$(1,450)	$(13,217)	$(1,864)	$12,350	$10,486

Basic and diluted net loss per share of common stock:
Net (loss) income	$(0.34)	$(0.04)	$(0.38)	$(0.05)	$0.35	$0.30

Weighted average number of shares of common stock outstanding:
Basic and diluted	34,466,542		34,466,542	34,506,597		34,506,597

	Three months ended June 30,						Six months ended June 30,
	2023	2023	2023	2022	2022	2022	2023	2023	2023	2022	2022	2022
	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated
Revenue, net	$8,470	$—	$8,470	$1,300	$(48)	$1,252	$11,349	$297	$11,646	$5,265	$(48)	$5,217
Operating expenses:
Cost of revenue	677	—	677	51	(20)	31	802	—	802	59	(20)	39
Research and development	7,433	—	7,433	4,795	—	4,795	16,277	(189)	16,088	7,877	—	7,877
Selling, general and administrative	7,005	(393)	6,612	3,558	20	3,578	13,839	—	13,839	6,292	20	6,312
Acquired In-process research and development	—	—	—	17,663	—	17,663	—	—	—	17,663	—	17,663
Total operating expenses	15,115	(393)	14,722	26,067	—	26,067	30,918	(189)	30,729	31,891	—	31,891
Loss from operations	(6,645)	(393)	(6,252)	(24,767)	(48)	(24,815)	(19,569)	486	(19,083)	(26,626)	(48)	(26,674)
Other (expense) income:
Interest expense	(197)	—	(197)	(36)	—	(36)	(379)	—	(379)	(41)	—	(41)
Fair value adjustment related to derivative and warrant liability	—	2,118	2,118	32	2,120	2,152	—	575	575	273	14,470	14,743
Fair value adjustment related to investments	131	—	131	(352)	—	(352)	327	—	327	(495)	—	(495)
Interest and other income, net	1,553	—	1,553	366	753	1,119	2,593	—	2,593	264	753	1,017
Total other (expense) income	1,487	2,118	3,605	10	2,873	2,883	2,541	575	3,116	1	15,223	15,224
Loss before income taxes	(5,158)	2,511	(2,647)	(24,757)	2,825	(21,932)	(17,028)	1,061	(15,967)	(26,625)	15,175	(11,450)
Income tax (expense) benefit	74		74	715	(753)	(38)	177	—	177	719	(753)	(34)
Net (loss) income	$(5,084)	$2,511	$(2,573)	$(24,042)	$2,072	$(21,970)	$(16,851)	$1,061	$(15,790)	$(25,906)	$14,422	$(11,484)

Basic and diluted net loss per share of common stock:
Net (loss) income	$(0.15)	$0.07	$(0.08)	$(0.70)	0.06	$(0.64)	$(0.49)	0.03	$(0.46)	$(0.75)	0.42	$(0.33)

Weighted average number of shares of common stock outstanding:
Basic and diluted	33,898,233	—	33,898,233	34,447,206	—	34,447,206	34,180,818	—	34,180,818	34,476,737	—	34,476,737

	Three months ended September 30,						Nine months ended September 30,
	2023	2023	2023	2022	2022	2022	2023	2023	2023	2022	2022	2022
	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated	As previously reported	Impact of Adjustments	As Restated
Revenue, net	$2,895	—	$2,895	$2,874	$(123)	$2,751	$14,244	$297	$14,541	$8,139	$(171)	$7,968
Operating expenses:
Cost of revenue	144	—	144	141	(50)	91	946	—	946	200	(70)	130
Research and development	12,297	—	12,297	5,385	—	5,385	28,574	(189)	28,385	13,262	—	13,262
Selling, general and administrative	5,818	—	5,818	3,974	50	4,024	19,657	—	19,657	10,266	70	10,336
Acquired in-process research and development	—	—	—	—	—	—	—	—	—	17,663	—	17,663
Total operating expenses	18,259	—	18,259	9,500	—	9,500	49,177	(189)	48,988	41,391	—	41,391
Loss from operations	(15,364)	—	(15,364)	(6,626)	(123)	(6,749)	(34,933)	486	(34,447)	(33,252)	(171)	(33,423)
Other income (expense):
Interest expense	(366)	—	(366)	(124)	—	(124)	(745)	—	(745)	(165)	—	(165)
Fair value adjustment related to derivative and warrant liability	—	3,678	3,678	22	(5,577)	(5,555)	—	4,253	4,253	295	8,893	9,188
Fair value adjustment related to investments	124	—	124	(139)	—	(139)	451	—	451	(634)	—	(634)
Interest and other income, net	1,738	—	1,738	218	—	218	4,331	—	4,331	482	753	1,235
Total other income (expense)	1,496	3,678	5,174	(23)	(5,577)	(5,600)	4,037	4,253	8,290	(22)	9,646	9,624
Loss before income taxes	(13,868)	3,678	(10,190)	(6,649)	(5,700)	(12,349)	(30,896)	4,739	(26,157)	(33,274)	9,475	(23,799)
Income tax (expense) benefit	(177)	—	(177)	33	—	33	—		—	752	(753)	(1)
Net loss	$(14,045)	$3,678	$(10,367)	$(6,616)	$(5,700)	$(12,316)	$(30,896)	$4,739	$(26,157)	$(32,522)	$8,722	$(23,800)

Basic and diluted net loss per share of common stock:
Net (loss) income	$(0.40)	$0.10	$(0.30)	$(0.19)	$(0.17)	$(0.36)	$(0.90)	$0.14	$(0.76)	$(0.94)	$0.25	$(0.69)

Weighted average number of shares of common stock outstanding:
Basic and diluted	34,724,614	—	34,724,614	34,494,702	—	34,494,702	34,364,075	—	34,364,075	34,482,791	—	34,482,791

Condensed Consolidated Statements of Changes in Stockholders' Equity (UNAUDITED)	Common Stock	Additional Paid-in Capital (As Restated)	Treasury Stock	Accumulated Deficit (As Restated)	Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity (As Restated)
Balance December 31, 2021 (As Reported)	$4	$396,957	$(2,814)	$(267,029)	$—	$127,118
Effect of Restatement	—	34,470	—	(59,928)	—	(25,458)
Balance December 31, 2021 (As Restated)	$4	$431,427	$(2,814)	$(326,957)	$—	$101,660
Net loss (As Restated)	—	—	—	10,486	—	10,486
Stock-based compensation expense	—	918	—	—	—	918
Shares repurchased as part of the Share Repurchase Program	(1)	—	(4,722)	—	—	(4,723)
Issuance of common stock in exchange for consulting services	—	50	—	—	—	50
Balance as of March 31, 2022 (As Restated)	$3	$432,395	$(7,536)	$(316,471)	$—	$108,391
Net loss (As Restated)	—	—	—	(21,970)	—	(21,970)
Stock-based compensation expense	—	1,510	—	—	—	1,510
Issuance of common stock in exchange for consulting services	—	50	—	—	—	50
Issuance of common stock as part of the Employee Stock Purchase Plan	—	216	—	—	—	216
Balance as of June 30, 2022 (As Restated)	$3	$434,171	$(7,536)	$(338,441)	$—	$88,197
Net loss (As Restated)	—	—	—	(12,316)	—	(12,316)
Stock-based compensation expense	—	911	—	—	—	911
Issuance of common stock in exchange for consulting services	—	65	—	—	—	65
Other comprehensive income	—	—	—	—	201	201
Balance as of September 30, 2022 (As Restated)	$3	$435,147	$(7,536)	$(350,757)	$201	$77,058

Balance December 31, 2022 (As Reported)	$3	$401,799	$(7,536)	$(308,572)	$113	$85,807
Effect of Restatement	—	34,470	—	(45,157)	—	(10,687)
Balance December 31, 2022 (As Restated)	$3	$436,269	$(7,536)	$(353,729)	$113	$75,120
Net loss (As Restated)	—	—	—	(13,217)	—	(13,217)
Stock-based compensation expense	—	591	—	—	—	591
Shares repurchased as part of the Share Repurchase Program	—	—	(3,447)	—	—	(3,447)
Issuance of common stock in exchange for consulting services	—	42	—	—	—	42
Severance expense	—	354	—	—	—	354
Other comprehensive loss	—	—	—	—	(176)	(176)
Balance as of March 31, 2023 (As Restated)	$3	$437,256	$(10,983)	$(366,946)	$(63)	$59,267
Net loss (As Restated)	—	—	—	(2,573)	—	(2,573)
Stock-based compensation expense	—	1,103	—	—	—	1,103
Issuance of common stock in exchange for consulting services	—	25	—	—	—	25
Severance expense	—	1,048	—	—	—	1,048
Issuance of common stock as part of the Employee Stock Purchase Plan	—	165	—	—	—	165
Other comprehensive loss	—	—	—	—	(162)	(162)
Balance as of June 30, 2023 (As Restated)	$3	$439,597	$(10,983)	$(369,519)	$(225)	$58,873
Net loss (As Restated)	—	—	—	(10,367)	—	(10,365)
Stock-based compensation expense	—	1,387	—	—	—	1,387
Issuance of common stock in connection with the Proposed Merger (Note K)	—	11,500	—	—	—	11,500
Issuance of common stock in exchange for consulting services	—	71	—	—	—	71
Severance expense	—	53	—	—	—	53
Other comprehensive loss	—	—	—	—	5	5
Balance as of September 30, 2023	$3	$452,608	$(10,983)	$(379,886)	$(220)	$61,524

	Three Months Ended March 31,
	2023			2022
	As Reported	Impact of Adjustments	As Restated	As Reported	Impact of Adjustments	As Restated
Condensed Consolidated Statements of Cash Flows (UNAUDITED)
Cash flows from operating activities:
Net income (loss)	$(11,767)	$(1,450)	$(13,217)	$(1,864)	$12,350	$10,486
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	591	—	591	918	—	918
Severance expense	354	—	354	—	—	—
Depreciation and amortization expense	79	—	79	65	—	65
Fair value adjustment related to derivative and warrant liability	2	1,543	1,545	(241)	(12,350)	(12,591)
Fair value adjustment related to investments	(196)	—	(196)	352	—	352
Consulting fees paid in common stock	42	—	42	50	—	50
Gain on foreign currency exchange rates	(240)	—	(240)	—	—	—
Change in assets and liabilities:
Accounts and other receivables	477	—	477	(1,792)	—	(1,792)
Prepaid expenses and other current assets	703	—	703	303	—	303
Inventories	51	—	51	—	—	—
Operating lease right-of-use assets	80	—	80	51	—	51
Accounts payable and accrued expenses	3,929	(93)	3,836	(486)	—	(486)
Discount and rebate liabilities	1,528	—	1,528	—	—	—
Operating lease liabilities	(107)	—	(107)	(88)	—	(88)
Other liabilities	429	—	429	(821)	—	(821)
Net cash used in operating activities	(4,045)	—	(4,045)	(3,553)	—	(3,553)

Cash flows from investing activities:
Purchases of property and equipment	(29)	—	(29)	(16)	—	(16)
Purchases of investments	(17,526)	—	(17,526)	(3,832)	—	(3,832)
Net cash used in investing activities	(17,555)	—	(17,555)	(3,848)	—	(3,848)

Cash flows from financing activities:
Proceeds from issuance of debt	12,914	—	12,914	—	—	—
Payments of principal on insurance financing arrangements	(415)	—	(415)	—	—	—
Repayment of debt	(12,800)	—	(12,800)	—	—	—
Payment to repurchase shares as part of the Share Repurchase Program	(3,447)	—	(3,447)	(4,723)	—	(4,723)
Repayment of principal on finance lease liabilities	(2)	—	(2)	(10)	—	(10)
Net cash provided by financing activities	(3,750)	—	(3,750)	(4,733)	—	(4,733)
Effect of exchange rate changes on cash and cash equivalents	65	—	65	—	—	—
Net decrease in cash and cash equivalents	(25,285)	—	(25,285)	(12,134)	—	(12,134)
Cash and cash equivalents, beginning of period	65,466	—	65,466	112,346	—	112,346
Cash and cash equivalents, end of period	$40,181	—	$40,181	$100,212	—	$100,212

Supplemental cash flow information:
Cash paid for interest	$68	—	$68	$5	—	$5

	Six Months Ended June 30,
	2023			2022
	As Reported	Impact of Adjustments	As Restated	As Reported	Impact of Adjustments	As Restated
Condensed Consolidated Statements of Cash Flows (UNAUDITED)
Cash flows from operating activities:
Net loss	$(16,851)	$1,061	$(15,790)	$(25,906)	$14,422	$(11,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,694	—	1,694	2,428	—	2,428
Severance expense	1,402	—	1,402	—	—	—
Depreciation and amortization expense	157	—	157	246	—	246
Fair value adjustment related to derivative and warrant liability	—	(481)	(481)	(273)	(14,470)	(14,743)
Fair value adjustment related to investments	(327)	—	(327)	495	—	495
Loss on sublease and disposal of property and equipment	—	—	—	9	—	9
Consulting fees paid in common stock	67	—	67	100	—	100
Acquired in-process research and development	—	—	—	17,663	—	17,663
Gain on foreign currency exchange rates	(138)	—	(138)	—	—	—
Change in assets and liabilities:
Accounts and other receivables	(5,734)	—	(5,734)	(1,292)	—	(1,292)
Prepaid expenses and other current assets	(146)	(189)	(335)	(1,892)	—	(1,892)
Inventories	125	—	125	39	—	39
Operating lease right-of-use assets	161	—	161	(24)	—	(24)
Accounts payable and accrued expenses	3,338	(391)	2,947	630	—	630
Discount and rebate liabilities	3,097	—	3,097	496	—	496
Operating lease liabilities	(216)	—	(216)	(37)	—	(37)
Other liabilities	622	—	622	(339)	48	(291)
Net cash used in operating activities	(12,749)	—	(12,749)	(7,657)	—	(7,657)

Cash flows from investing activities:
Acquisitions, net	—	—	—	(14,090)	—	(14,090)
Purchases of property and equipment	(52)	—	(52)	(31)	—	(31)
Purchases of investments	(17,467)	—	(17,467)	(23,832)	—	(23,832)
Maturities of long-term investments, net	34,000	—	34,000	1,025	—	1,025
Net cash used in investing activities	16,481	—	16,481	(36,928)	—	(36,928)

Cash flows from financing activities:
Proceeds from issuance of debt	12,800	—	12,800	12,800	—	12,800
Proceeds from insurance financing arrangements	1,256	—	1,256	1,273	—	1,273
Proceeds from Employee Stock Purchase Plan	166	—	166	216	—	216
Payments of principal on insurance financing arrangements	(564)	—	(564)	(469)	—	(469)
Repayment of debt	(13,007)	—	(13,007)	—	—	—
Payment of offering costs	—	—	—	(68)	—	—
Payment to repurchase shares as part of the Share Repurchase Program	(3,447)	—	(3,447)	(4,723)	—	(4,723)
Repayment of principal on finance lease liabilities	(3)	—	(3)	(11)	—	(11)
Net cash provided by financing activities	(2,799)	—	(2,799)	9,018	—	9,086
Effect of exchange rate changes on cash and cash equivalents	(203)	—	(203)	—	—	—
Net decrease in cash and cash equivalents	730	—	730	(35,567)	—	(35,499)
Cash and cash equivalents, beginning of period	65,466	—	65,466	112,346	—	112,346
Cash and cash equivalents, end of period	$66,196	$—	$66,196	$76,779	$—	$76,847

Supplemental cash flow information:
Cash paid for interest	$261	—	$261	$41	—	$41

	Nine Months Ended September 30,
	2023			2022
	As Reported	Impact of Adjustments	As Restated	As Reported	Impact of Adjustments	As Restated
Condensed Consolidated Statements of Cash Flows (UNAUDITED)
Cash flows from operating activities:
Net loss	$(30,896)	$4,739	$(26,157)	$(32,522)	$8,722	$(23,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,081	—	3,081	3,339	—	3,339
Severance expense	1,401	—	1,401	—	—	—
Depreciation and amortization expense	219	—	219	644	—	644
Fair value adjustment related to derivative and warrant liability	—	(4,159)	(4,159)	(295)	(8,893)	(9,188)
Fair value adjustment related to investments	(451)	—	(451)	634	—	634
Loss on sublease and disposal of property and equipment	157	—	157	9	—	9
Consulting fees paid in common stock	138	—	138	165	—	165
Acquired in-process research and development	—	—	—	17,663	—	17,663
Gain on foreign currency exchange rates	(30)	—	(30)	—	—	—
Change in assets and liabilities:
Accounts and other receivables	(1,628)	—	(1,628)	(4,646)	—	(4,646)
Prepaid expenses and other current assets	216	(189)	27	(1,196)	—	(1,196)
Inventories	190	—	190	280	—	280
Operating lease right-of-use assets	243	—	243	82	—	82
Other long-term assets	(93)	—	(93)	-	—	—
Accounts payable and accrued expenses	5,791	(391)	5,400	1,262	—	1,262
Discount and rebate liabilities	3,895	—	3,895	858	—	858
Operating lease liabilities	(326)	—	(326)	(160)	—	(160)
Other liabilities	716	—	716	(372)	171	(201)
Net cash used in operating activities	(17,377)	—	(17,377)	(14,255)	—	(14,255)

Cash flows from investing activities:
Acquisitions, net	—	—	—	(14,090)	—	(14,090)
Purchases of property and equipment	(224)	—	(224)	(59)	—	(59)
Purchases of investments	(45,821)	—	(45,821)	(23,832)	—	(23,832)
Purchases of Secured corporate notes	(25,426)	—	(25,426)	—	—	—
Maturities of long-term investments, net	43,496	—	43,496	1,325	—	1,325
Net cash used in investing activities	(27,975)	—	(27,975)	(36,656)	—	(36,656)

Cash flows from financing activities:
Proceeds from issuance of debt	38,801	—	38,801	12,800	—	12,800
Proceeds from insurance financing arrangements	1,256	—	1,256	1,273	—	1,273
Proceeds from Employee Stock Purchase Plan	219	—	219	216	—	216
Payments of principal on insurance financing arrangements	(564)	—	(564)	(876)	—	(876)
Repayment of debt	(12,800)	—	(12,800)	—	—	—
Payment of offering costs	—	—	—	(68)	—	—
Payment to repurchase shares as part of the Share Repurchase Program	(3,447)	—	(3,447)	(4,723)	—	(4,723)
Repayment of principal on finance lease liabilities	(5)	—	(5)	(13)	—	(13)
Net cash provided by financing activities	23,460	—	23,460	8,609	—	8,677
Effect of exchange rate changes on cash and cash equivalents	(305)	—	(305)	15	—	15
Net decrease in cash and cash equivalents	(22,197)	—	(22,197)	(42,287)	—-	(42,219)
Cash and cash equivalents, beginning of period	65,466	—	65,466	112,346	—	112,346
Cash and cash equivalents, end of period	$43,269	$—	$43,269	$70,059	$—	$70,127

Supplemental cash flow information:
Cash paid for interest	$456	$—	$456	$165	$—	$165
Right-of-use assets obtained in exchange for lease liabilities	—	—	—	—	—	—
Supplemental disclosure of noncash investing activities:
Issuance of common stock in connection with the Merger (Note K)	(11,500)	—	(11,500)	—	—	—
Supplemental disclosure of noncash financing activities:
Issuance of secured promissory note for the Merger (Note K)	(5,073)	—	(5,073)	—	—	—

D.	Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$16,119	$7,185
Other receivables	1,258	1,114
Total accounts and other receivables	$17,377	$8,299

E.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$1,172	$577
Other prepaid expenses and current assets	652	1,111
Total prepaid expenses and other current assets	$1,824	$1,688

F.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$711	$710
Furniture and office equipment	157	104
Computers and hardware	643	462
Leasehold improvements	710	710
Finance lease right-of-use assets	149	251
Total property and equipment	2,370	2,237
Less: accumulated depreciation and amortization	(1,634)	(1,443)
Property and equipment, net	$736	$794

The estimated useful lives of property and equipment are as follows:

Useful Life
Asset Category	(in years)
Laboratory equipment	10
Furniture and office equipment	5 - 10
Computers and hardware	3 - 7
Leasehold improvements	9

Depreciation and amortization expense, including amounts pertaining to assets held under finance leases, was approximately $245,000 and $257,000 for the years ended December 31, 2023 and 2022, respectively.

G.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll	10,671	1,673
Accrued professional fees	675	256
Accounts payable	13,987	3,611
Other accrued expenses	3,070	629
Total accounts payable and accrued expenses	$28,403	$6,169

H.	Debt Obligations

Secured Promissory Note

In connection with the Merger (Note R), on August 30, 2023, the Company and Nantahala, entered into a secured promissory note payable by Zevra to Nantahala in the original principal amount of $5.0 million (the "Nantahala Note"). The Nantahala Note will initially bear interest at 9.0% per annum, payable quarterly in arrears in cash. The interest rate will increase to 12.0% per annum if the Nantahala Note remains unpaid after six months from its issue date. The additional 3.0% interest will be paid in shares of Zevra's common stock based on the volume weighted average trading price ("VWAP") of Zevra's common stock during the twenty consecutive trading days ending on the date before such interest payment date. Beginning on the first interest payment date following the second anniversary of the Nantahala Note, and on each interest payment date thereafter, Zevra is required to make $0.6 million amortization payments on the Nantahala Note until it is paid in full. All principal and unpaid interest on the Nantahala Note is due on August 30, 2026, the third anniversary of the Nantahala Note, and therefore is included in long-term liabilities as of December 31, 2023. Zevra may prepay the Nantahala Note at any time without penalty. The Nantahala Note is secured by Zevra’s interest in (i) the loan assets under the Loan Purchase Agreement described in Note R; (ii) the note assets under the Note Purchase Agreement described in Note R; (iii) the Bridge Loan described in Note R; and (iv) the proceeds therefrom. The Company used the proceeds from the Nantahala Note, along with $12.0 million in cash and 98,683 shares of Zevra's common stock, to acquire Acer's term loans, as more fully described in Note R.

As of December 31, 2023, the Company's secured promissory note outstanding, in the aggregate principal amount, was as follows (in thousands):

December 31, 2023
Secured promissory note	$5,000
Unamortized original issue premium	148
Less: debt issuance costs	(82)
Secured promissory note, net	$5,066

Future minimum principal payments under the secured promissory note as of December 31, 2023, were as follows (in thousands):

Year Ending December 31, 2023
2024	$—
2025	1,200
2026	3,800
Total minimum payments	5,000
Plus: unamortized debt premium and debt issuance costs	66
Secured promissory note, net	$5,066

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

The latest maturity date of the loans under the Line of Credit is May 31, 2025, and therefore is included in long-term liabilities as of December 31, 2022. The Line of Credit contains customary events of default that could lead to an acceleration of the loans, including cross-default, bankruptcy and payment defaults. As of December 31, 2022, the Company had drawn $12.8 million from the Line of Credit to finance the transactions under the Arimoclomol Purchase Agreement, and this amount is supported by a $12.8 million certificate of deposit which is shown as long-term investments - other in the consolidated balance sheet. The remaining $7.2 million under the Line of Credit is in a separate interest-bearing certificate of deposit and is also recorded as long-term investments - other in the consolidated balance sheet as of December 31, 2022. These certificates of deposit were pledged as collateral against the Line of Credit and cannot be redeemed so long as the $20.0 million remains available under the Line of Credit. The total value of the certificates of deposit held with Ameris Banks must meet or exceed the amount available to borrow under the Line of Credit so long as the Line of Credit remains active. On January 31, 2023, the Company repaid the $12.8 million outstanding under the Line of Credit in full and subsequently closed the Line of Credit. In conjunction with closing the Line of Credit, the maturity dates of the certificates of deposit were modified to May 7, 2023.

On January 26, 2023, the Company and Wells Fargo, as lender, entered into a margin account agreement. The Company's investments are used as collateral for the loan and the amount the Company is able to borrow is limited to 80-90% of its outstanding investment balance held with Wells Fargo (the "Collateral Requirement"). The margin account bears interest at the Prime rate minus 225 basis-points. As of December 31, 2023, $37.7 million was outstanding under the margin account and the remaining borrowing capacity was approximately $6.4 million. The margin loan is included in current liabilities as of December 31, 2023, as the Company expects the outstanding balance to be due and payable in the coming year based on the anticipated level of investment balance that will be available over the course of fiscal year 2024 to meet the Collateral Requirement.

I.	Commitments and Contingencies

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

APADAZ License Agreement

On May 31, 2023, the Company and KVK-Tech, Inc. ("KVK") terminated the Collaboration and License Agreement (the “Agreement”) that the parties entered into on October 25, 2018. In conjunction with the termination of the Agreement, the Company agreed to pay a settlement to KVK of $0.9 million, which is included in research and development in the consolidated statement of operations for the year ended December 31, 2023, and was paid in October 2023.

Stockholder Litigation Related to the Merger

On October 12, 2023, Brodsky & Smith, purporting to act as counsel for Jerry Beavee, who was asserted to be a stockholder of Acer, filed a complaint entitled Jerry Beavee v. Acer Therapeutics Inc., et al., No. 1:23-cv-08995 in the United States District Court for the Southern District of New York alleging that defendants violated Section 14(a) and 20(a) of the Securities Exchange Act of 1934 by filing the Preliminary Merger Registration Statement which allegedly omitted certain information that such counsel asserts is material to the Acer’s required disclosure. The complaint prays that, if asserted omissions are not adequately corrected, then Beavee will seek to enjoin Acer from holding a stockholder meeting to approve Merger and, if the Merger closes, will seek to rescind it and seek an award of damages. On October 17, 2023, the court set an initial pretrial conference for December 13, 2023.

On October 20, 2023, Long Law, LLC and Acocelli Law, PLLC, purporting to act as counsel for Kevin Turner, who was asserted to be a stockholder of Acer, filed a complaint entitled Kevin Turner v. Acer Therapeutics Inc., et al., No. 1:23-cv-01185 in the United States District Court for the District of Delaware alleging that defendants violated Section 14(a) and 20(a) of the Securities Exchange Act of 1934 as well as SEC Rule 14a-9 by filing the Definitive Proxy Statement which allegedly omitted certain information that such counsel asserts is material to Acer’s required disclosure. The complaint prays that, if asserted omissions are not adequately corrected, then Turner will seek to enjoin Acer from holding a stockholder meeting to approve the Merger and, if the Merger closes, will seek to rescind it and seek an award of damages.

On October 20, 2023, Long Law, LLC, purporting to act as counsel for Matthew Jones, who was asserted to be a stockholder of Acer, filed a complaint entitled Matthew Jones v. Acer Therapeutics Inc., et al., No. 1:23-cv-01186 in the United States District Court for the District of Delaware alleging that defendants violated Section 14(a) and 20(a) of the Securities Exchange Act of 1934 as well as SEC Rule 14a-9 by filing the Definitive Proxy Statement which allegedly omitted certain information that such counsel asserts is material to the Acer’s required disclosure.  The complaint prays that, if asserted omissions are not adequately corrected, then Jones will seek to enjoin Acer from holding a stockholder meeting to approve the Merger and, if the Merger closes, will seek to rescind it and seek an award of damages.

As of December 31, 2023 and 2022, no accruals have been made related to commitments and contingencies. The Company intends to vigorously defend these lawsuits and believes that it has meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could adversely affect the Company’s business, results of operations and financial condition.

J.	Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of December 31, 2023, and 2022, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 43,110,360 and 35,450,257 shares of common stock were issued as of December 31, 2023, and 2022, respectively, and 41,534,668 and 34,540,304 shares of common stock were outstanding as of  December 31, 2023, and 2022, respectively.

As of December 31, 2023, and 2022, the Company had reserved authorized shares of common stock for future issuance as follows:

	December 31,
	2023	2022
Outstanding awards under equity incentive plans	8,023,142	2,456,407
Outstanding common stock warrants	5,603,729	4,252,600
Possible future issuances under equity incentive plans	1,728,885	4,421,508
Possible future issuances under employee stock purchase plan	1,340,172	1,417,365
Total common shares reserved for future issuance	16,695,928	12,547,880

Common Stock Activity

The following table summarizes common stock activity for the years ended December 31, 2023, and 2022:

Shares of
Common Stock
Balance as of January 1, 2022	35,005,640
Common stock issued as compensation to third-parties	41,821
Common stock repurchased as a result of the Stock Repurchase Program	(589,792)
Common stock issued as a result of the Employee Stock Purchase Plan	82,635
Balance as of December 31, 2022	34,540,304
Common stock issued as compensation to third-parties	44,791
Common stock issued as a result of stock warrants exercised	110
Common stock issued as a result of stock options exercised	7,500
Common stock repurchased as a result of the Stock Repurchase Program	(665,739)
Common stock issued in connection with the Merger (Note R)	7,530,509
Common stock issued as a result of the Employee Stock Purchase Plan	77,193
Balance as of December 31, 2023	41,534,668

Authorized, Issued, and Outstanding Preferred Stock

As of December 31, 2023, and 2022, the Company had 10,000,000 shares of authorized, unallocated and unissued preferred stock. As of  December 31, 2023, and 2022, no shares of preferred stock were designated, issued or outstanding.

Warrants to Purchase Common Stock

In prior periods, the Company issued warrants to purchase common stock to various third parties, of which 4,221,240 remain outstanding as of December 31, 2023, and are immediately exercisable. Of the outstanding and exercisable warrants, 120,192 qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net loss per share calculation (Note N). The Company may be required to redeem these warrants for a cash amount equal to the Black-Scholes value of the portion of the warrants to be redeemed (the “Put Option”).

In connection with the Merger (Note R), in November 2023, the Company directly issued to certain investors an aggregate of 1,382,489 shares of its common stock, par value $0.0001 per share, and accompanying warrants to purchase up to 1,382,489 shares of its common stock (the "2023 Warrants") at a combined offering price of $4.34 per share of common stock and the Warrants and an aggregate of 917,934 shares of its common stock in exchange for the cancellation of a warrant to purchase 2,920,306 shares of common stock of Acer. The Warrants are immediately exercisable and expire on November 22, 2028. The Company intends to use the net proceeds of approximately $6.0 million from the offering for general corporate purposes. These warrants are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of December 31, 2023, none of the warrants have been exercised. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock. Based on the terms of the warrants issued in November 2023, management concluded that they should be classified as a liability with subsequent remeasurement to fair value as of the end of each reporting period. The Company recorded a $4.5 million liability at inception.

Based on the conclusion reached regarding the liability classification of the 2023 Warrants, management re-evaluated the classification of the common stock warrants originally issued in 2021 (“2021 Warrants"), of which 4.1 million remain outstanding as of December 31, 2022, and 2023. As a result of this analysis, management identified a settlement term that was consistently present in both the 2021 Warrants and the 2023 Warrants, resulting in a conclusion that the 2021 Warrants should have originally been classified as a liability at inception with subsequent remeasurement to fair value as of the end of each reporting period.  This resulted in a restatement of the consolidated financial statements as of and for the year ended December 31, 2022, as discussed in Note C.

As noted above, the Company determined that these warrants and the Put Option should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the consolidated statements of operations as a fair value adjustment. As of December 31, 2023, and 2022, the fair value of the liability associated with these warrants and the Put Option was approximately $16.1 million and $10.2 million, respectively. The fair value adjustment related to these warrants and the Put Option was approximately $(1.4) million for the ended December 31, 2023, and approximately $14.8 million for the year ended December 31, 2022.

K.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In  November 2014, the Board of Directors of the Company ("the Board"), and in  April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in  April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan is 8,271,497 as of  December 31, 2023. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on  January 1 of each year, beginning on  January 1, 2016, and ending on and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on  December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the A&R 2014 Plan, on  January 1, 2024, the common stock reserved for issuance under the A&R 2014 Plan automatically increased by 1,661,386 shares.

During the year ended December 31, 2023, 7,500 stock options were exercised. During the year ended December 31,2022, no stock options were exercised.

In June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), following its adoption by the Board in April 2021. The maximum number of shares of common stock that may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of  December 31, 2023, 159,828 shares have been issued under the ESPP.

In January 2023, our Board approved the 2023 Employment Inducement Award Plan (as amended, the “2023 Plan”). The maximum number of shares of common stock that may be issued under the 2023 Plan is 1,500,000. In February 2024, our Board approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock available for issuance under the 2023 Plan from 1,500,000 shares to 4,500,000 shares.

In May 2023, the Board approved the Ninth Amended and Restated Non-Employee Director Compensation Policy (the "Non-Employee Director Compensation Policy"). The equity compensation made pursuant to the Non-Employee Director Compensation Policy will be granted under the A&R 2014 Plan.

Stock-based compensation expense recorded under the Incentive Stock Plan, A&R 2014 Plan, ESPP, and 2023 Plan is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2023	2022
Research and development	$2,664	$1,443
General and administrative	3,290	2,851
Total stock-based compensation expense	$5,954	$4,294

There was no stock-based compensation expense related to performance-based awards recognized during the year ended December 31, 2023. There was $0.4 million of stock-based compensation related to performance-based awards recognized during the year ended December 31, 2022.

As a result of the Mickle Transition Agreement and the Pascoe Transition Agreement, as further discussed in Note P, certain stock options were modified, resulting in a net decrease in stock-based compensation expense of $1.2 million for the year ended December 31, 2023. The effects of these modifications are reflected in the table above within selling, general and administrative expenses.

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

Using the Black-Scholes option-pricing model, the weighted-average fair value of awards granted during the years ended December 31, 2023, and 2022, fair value was $3.65 and $5.01 per share, respectively. The assumptions used to estimate fair value are as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.34% - 4.79%	1.70% - 3.80%
Expected term (in years)	5.50 - 10.00	5.50 - 7.00
Expected volatility	89.48% - 93.67%	91.28% - 98.91%
Expected dividend yield	0	0

The activity under the Incentive Stock Plan, A&R 2014 Plan, and 2023 Plan  for the year ended December 31, 2023 , is summarized as follows:

		Weighted	Weighted Avg	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding balance at January 1, 2023	2,456,407	$16.84	8.51	$11,819
Granted	5,779,679	$4.68	—	—
Exercised or released	7,500	$4.67	—	—
Canceled or forfeited	205,444	$4.70	—	$122
Expired	—	—	—	—
Outstanding balance at December 31, 2023	8,023,142	$8.40	8.68	$11,089
Exercisable at December 31, 2023	2,408,165	$16.28	7.81	$1,778
Vested and expected to vest at December 31, 2023	6,972,858	$8.96	8.62	$9,112

Information regarding currently outstanding and exercisable options as of December 31, 2023, is as follows:

	Options Outstanding		Options Exercisable
		Weighted Avg		Weighted Avg
	Number of	Remaining	Number of	Remaining
Exercise Price	Shares	Contractual Term	Shares	Contractual Term
$2.848 to $10.00	7,742,171	8.84	2,127,194	8.25
$10.01 to $30.00	69,375	7.17	69,375	7.17
$30.01 to $50.00	68,514	5.11	68,514	5.11
$50.01 to $70.00	41,866	3.08	41,866	3.08
$70.01 to $327.20	101,216	2.70	101,216	2.70
	8,023,142	8.68	2,408,165	7.81

The total fair value of stock options vested during the years ended December 31, 2023 and 2022, was$9.2 million and $3.7 million, respectively.

Unvested stock options as of December 31, 2023 and 2022, were as follows:

	Number of Unvested Shares
	December 31,
Exercise Price	2023	2022
$2.848 to $10.00	5,614,977	1,824,285
$30.01 to $50.00	—	17,121
Total number of unvested stock options	5,614,977	1,841,406

As of December 31, 2023, there was $13.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the A&R 2014 Plan and 2023 Plan. That compensation cost is expected to be recognized over a weighted-average period of 2.87 years. There was no stock-based compensation expense related to performance-based awards recognized during the year ended December 31, 2023. There was $0.4 million of stock-based compensation expense related to performance-based awards recognized during the year ended December 31, 2022.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses, the Nantahala Note, and the margin account approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2023 and 2022 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
CVR liability (Note R)	$7,262	$—	$—	$7,262
Warrant liabilities	$16,100	—	—	$16,100
Total liabilities	$23,362	$—	$—	$23,362
Securities:
U.S. Treasury securities	$24,688	$24,688	$—	$—
Total assets	$24,688	$24,688	$—	$—

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities (As Restated)	$10,202	$—	$—	$10,202
Total liabilities	$10,202	$—	$—	$10,202
Securities:
U.S. government-sponsored agency securities	$7,189	$—	$7,189	$—
U.S. Treasury securities	9,711	9,711	—	—
Total assets	$16,900	$9,711	$7,189	$—

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of December 31, 2023, and 2022:

	December 31, 2023			December 31, 2022
Risk-free interest rate	3.76%	-	4.12%	4.01%	-	4.12%
Volatility	62.01%	-	92.42%	98.33%	-	103.01%
Dividend yield	—%			—%
Expected term (years)	2.0	-	4.9	3.0	-	4.0
Weighted average fair value	2.94			2.94

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Balance at December 31, 2021 (As Restated)	$25,032
Change in fair value measurement (As Restated)	(14,830)
Balance at December 31, 2022 (As Restated)	$10,202
Fair value of warrants issued	4,500
Change in fair value measurement	1,398
Balance at December 31, 2023	$16,100

For the years ended December 31, 2023, and 2022, the changes in fair value of the warrant liabilities primarily resulted from the volatility of the Company's common stock and the change in the risk-free interest rates.

M.	Income Taxes

The Company’s financial statements include a total state tax expense of$31,000 related to research and development credits on a loss before income taxes of approximately $26.8 million for the year ended December 31, 2022. The Company did not recognize any state tax expense during the year ended December 31, 2023. The Company met the requirements to receive a tax credit of $0.8 million for losses in Denmark resulting from research and development costs, which is included in interest and other income, net for the year ended December 31, 2022. A reconciliation of the difference between the (expense)/benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands, except amounts pertaining to rate which are shown as a percentage):

	Year ended December 31,
	2023	2022 (As Restated)
Federal statutory rate	21.00%	21.00%
Effect of:
Change in valuation allowance	(23.29)	(34.77)
Return to provision and deferred true-up	(2.41)	(5.37)
Federal research and development credit	4.09	1.82
State research and development credit	—	0.12
Change in rate	(0.01)	0.80
State tax benefit (net of federal)	5.19	4.78
Warrant liability	—	12.39
Stock-based compensation	(0.20)	(1.09)
Global intangible low-taxed income credit	(3.41)	(1.92)
Foreign research and development excess benefit	(0.86)	2.17
Other	(0.10)	0.19
Federal income tax provision effective rate	—%	0.12%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets relating to:
Net operating loss carryforwards	$90,743	$66,373
Research and development tax carryforward	20,670	6,900
Stock-based compensation	5,154	4,185
174 expenses	30,241	3,730
Right-of-use liability	265	359
Property and equipment	23	22
Other deferred tax assets	1,951	598
Total gross deferred tax assets	149,047	82,167
Deferred tax liabilities relating to:
Right-of-use asset	249	(336)
Intangibles	14,473	—
Total gross deferred tax liabilities	14,722	(336)
Deferred tax assets less liabilities	134,324	81,831
Valuation allowance	(134,488)	(81,831)
Net deferred tax asset (liability)	$(164)	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income (losses) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that material amount of the Company's net DTA will not be realized and as such valuation allowance has been recorded excluding the portion of the indefinite lived DTLs cannot be utilized as future source of income against indefinite lived DTAs.

The Company recorded refundable research and development tax credit as other income and not income tax under ASC 740 in the consolidated statement of operations for the years ended December 31, 2022, and 2023. These refundable tax credits are a result of increased qualified research and development spending in certain jurisdictions which allow for a refundable credit even when the Company has no current period income tax expense.

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

The Company has federal operating loss carryforwards totaling $350 million, $145.3 million of which, if not utilized, will begin to expire in 2027 and $204.7 million of which have no expiration date. The Company also has certain state net operating loss carryforwards totaling $340.3 million, which, if not utilized, will begin to expire in 2027. The Company also has Denmark net operating loss carryforwards totaling $4.7 million which has indefinite carryforward period in Denmark. Due to potential ownership changes that may have occurred or would occur in the future, Internal Revenue Code Section 382 may place additional limitations on the Company’s ability to utilize the net operating loss carryforward.

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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	December 31,
	2023	2022
Awards under equity incentive plans	1,728,885	2,456,407
Common stock warrants	5,603,729	4,252,600
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	7,332,614	6,709,007

A reconciliation from net loss to basic net loss attributable to common stockholders per share of common stock and diluted net loss attributable to common stockholders per share of common stock for the years ended  December 31, 2023 and 2022, is as follows (in thousands):

	December 31,
	2023	2022 (As Restated)
Basic and diluted net loss per share of common stock:

Net loss, basic and diluted	$(46,049)	$(26,772)
Weighted average number of shares of common stock outstanding, basic and diluted	35,452	34,489
Basic and diluted net loss per share of common stock	$(1.30)	$(0.78)

O.	Leases

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

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
Lease Cost	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$102	$129
Interest on lease liabilities	—	2
Total finance lease cost	102	131
Operating lease cost	437	418
Short-term lease cost	171	210
Variable lease cost	40	39
Less: sublease income	(157)	(157)
Total lease costs	$593	$641

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$2
Financing cash flows from finance leases	5	16
Operating cash flows from operating leases	552	522
Operating cash flows from short-term leases	171	210
Operating cash flows from variable lease costs	40	39

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	—	123

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	December 31,
	2023	2022
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(882)	(780)
Property and equipment, net	$149	$251

Other current liabilities	$—	$6
Other long-term liabilities	—	—
Total finance lease liabilities	$—	$6

Operating Leases
Operating lease right-of-use assets	$790	$988
Total operating lease right-of-use assets	$790	$988

Current portion of operating lease liabilities	$543	$480
Operating lease liabilities, less current portion	456	843
Total operating lease liabilities	$999	$1,323

Weighted Average Remaining Lease Term
Finance leases (in years)	0	1
Operating leases (in years)	2	3

Weighted Average Discount Rate
Finance leases	14.3%	14.3%
Operating leases	7.6%	7.3%

Maturities on lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2024	$—	$644
2025	—	389
2026	—	30
Total lease payments	—	1,063
Less: future interest expense	—	(64)
Lease liabilities	$—	$999

P.	Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) that covers substantially all employees. The Company may provide a discretionary match with a maximum amount of 4% of the participant’s compensation, which vests immediately. The Company made matching contributions under the 401(k) Plan of approximately $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

The Company has a discretionary profit-sharing plan (the “Profit Sharing Plan”) that covers all employees. Employees become eligible participants in the Profit Sharing Plan once they have provided three years of service to the Company. The Company made no contributions to the Profit Sharing Plan in 2023 or 2022.

Q.	Significant Events

On January 6, 2023, the Company's Board of Directors (the "Board") appointed Richard W. Pascoe to serve as the Company’s Chief Executive Officer, effective immediately. Concurrently with his appointment as Chief Executive Officer, Mr. Pascoe stepped down as the Company’s Executive Chairman. Mr. Pascoe continued to serve as a member of the Board until the date of the Company's 2023 Annual Meeting of Stockholders (the "Annual Meeting"), which was held on April 25, 2023. Mr. Pascoe was designated as the Company’s principal executive officer, succeeding Travis C. Mickle, Ph.D., the Company’s President and former Chief Executive Officer, in such role. On January 6, 2023, Dr. Mickle resigned from his role (i) as Chief Executive Officer, effective immediately, and (ii) as President and as a member of the Board, in each case, effective as of the date of the Annual Meeting. Additionally, on January 6, 2023, the Board appointed Matthew R. Plooster, a member of the Board, as the Chairman of the Board.

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

In connection with the management transition, the Company entered into (i) a transition agreement with Dr. Mickle (the “Mickle Transition Agreement”) and (ii) a consulting agreement with Dr. Mickle (the “Consulting Agreement”). Pursuant to the terms of the Mickle Transition Agreement, subject to his timely delivering a release of claims in the Company’s favor, Dr. Mickle will receive severance payments and benefits consisting of (i) continued payment of his base salary for 18 months following the date on which Dr. Mickle’s employment with the Company ends (the “Separation Date”), (ii) up to 18 months of continued medical, dental and vision coverage pursuant to COBRA and (iii) a one-time, lump sum bonus payment equal to a pro rata amount of his annual performance-based target bonus for the year in which the Separation Date occurs. In addition, immediately prior to the Separation Date, all outstanding options to purchase the Company’s common stock held by Dr. Mickle will be vested in full, and such accelerated vested options may be exercised through the later of (i) the 18-month anniversary of the date of the Transition Agreement and (ii) the date of the termination of the Consulting Agreement. Pursuant to the terms of the Consulting Agreement, Dr. Mickle has agreed to provide consulting services until the first anniversary of the Annual Meeting. In exchange for such services, Dr. Mickle will receive consulting fees of $40,000 per month. In addition, Dr. Mickle was granted, under the A&R 2014 Plan, 547,945 performance-based restricted stock units, which will vest in full upon the timely achievement of a clinical and development milestone, subject to forfeiture upon certain disqualifying events. As of December 31, 2023, the Company had accrued severance expense recorded within accounts payable and accrued expenses of approximately $0.6 million in connection with the Mickle Transition Agreement.

At the Annual Meeting, each of John B. Bode, Douglas W. Calder, and Corey Watton was elected as a director of the Company and each of Richard W. Pascoe, Christopher A. Posner, and David S. Tierney ceased serving on the Company's Board of Directors. After the Annual Meeting, the Company's Board of Directors accepted the resignation of Richard W. Pascoe from his role as Chief Executive Officer on May 5, 2023, effective June 1, 2023, and appointed Tamara A. Favorito as the Chair of the Board of Directors. In connection with Mr. Pascoe’s resignation, the Company entered into a transition agreement with Mr. Pascoe (the “Pascoe Transition Agreement”). Pursuant to the terms of the Pascoe Transition Agreement, Mr. Pascoe is entitled to receive severance payments and benefits consisting of (i) continued payment of his base salary for 12 months following the date on which Mr. Pascoe’s employment with the Company ends (the “Separation Date”), (ii) up to 12 months of continued medical, dental and vision coverage pursuant to COBRA, (iii) an amount equal to Mr. Pascoe’s target annual bonus, pro-rated through the Separation Date and (iv) accelerated vesting of his outstanding equity awards. In addition, the exercise period of vested options to purchase the Company’s common stock held by Mr. Pascoe will be extended through the nine-month anniversary of the Separation Date. As of December 31, 2023, the Company had accrued severance expense recorded within accounts payable and accrued expenses of approximately $0.3 million in connection with the Pascoe Transition Agreement.

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

On August 7, 2023, the Board of Directors appointed Thomas D. Anderson as a Class III director, with a term expiring at the Company's annual meeting of stockholders to be held in 2024 or until his earlier death, resignation, or removal.

On August 7, 2023, Mr. Plooster resigned from the Board of Directors effective immediately after Mr. Anderson's appointment.

On October 7, 2023, the Board of Directors appointed Neil F. McFarlane to serve as the Company’s President and Chief Executive Officer, effective October 10, 2023. Concurrently with his appointment as President and Chief Executive Officer, Mr. McFarlane was appointed to serve as a member of the Board of Directors. Mr. McFarlane was designated as the Company’s principal executive officer, succeeding Christal M.M. Mickle, the Company’s former interim President and Chief Executive Officer. Ms. Mickle continues to serve in her role as Chief Development Officer. In connection with Mr. McFarlane’s appointment as the Company’s President and Chief Executive Officer, the Company and Mr. McFarlane entered into an employment agreement, effective October 10, 2023 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. McFarlane is entitled to (i) an annual base salary of $700,000, (ii) an annual performance-based bonus targeted at 60% of his annual base salary, (iii) an option to purchase 600,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on October 10, 2023, and (iv) restricted stock units covering 200,000 shares of the Company's common stock. The option and restricted stock units were granted to Mr. McFarlane as inducement awards under the 2023 Plan. The option and restricted stock units will vest in four equal annual installments, with the first such installment occurring on October 10, 2024 (subject to Mr. McFarlane’s continued service to the Company through the applicable vesting date). In addition, Mr. McFarlane will receive commuting and relocation assistance in connection with his move to Florida. Upon a termination of Mr. McFarlane’s termination without cause by the Company or resignation for good reason, Mr. McFarlane is entitled to receive (i) an amount of cash equal to 1.0 times annual base salary, (ii) a pro-rated target annual bonus for the year in which termination occurs, (iii) twelve months of Company paid COBRA continuation coverage, and (iv) full vesting of his outstanding and unvested equity awards. However, if any such termination occurs within one month prior to or six months after a change in control, he will instead receive (i) an amount of cash equal to 1.5 times annual base salary, (ii) a target annual bonus for the year in which termination occurs, (iii) eighteen months of Company paid COBRA continuation coverage, and (iv) full vesting of his outstanding and unvested equity awards. Upon Mr. McFarlane’s termination due to death or disability, Mr. McFarlane will receive a pro-rated target annual bonus. Mr. McFarlane is also subject to 12-month post-termination non-competition and non-solicitation restrictions.

On October 10, 2023, Joseph B. Saluri, a member of the Board of the Company, retired from such position, effective immediately after the appointment of Mr. McFarlane.

In January 2024, the Board of Directors appointed Adrian Quartel, M.D, FFPM, as Chief Medical Officer.

On January 20, 2024, the Board of Directors appointed Alvin Shih, M.D., M.B.A as a Class III director, with a term expiring at the Company's 2024 Annual Meeting of Stockholders or until his earlier death, resignation, or removal.

R.	Merger

On August 30, 2023, in connection with the Merger Agreement with Acer, the following transactions occurred prior to Closing:

●

Bridge Loan - Zevra and Acer entered into a bridge loan agreement (the “Bridge Loan Agreement”), providing for Zevra to make loans (collectively, the “Bridge Loan”) to Acer up to an aggregate principal amount of $16.5 million. The Bridge Loan was provided to Acer to support its termination agreement with Relief Therapeutics Holding SA (“Relief”) and to provide Acer with working capital, including for payments of accounts payable to support the commercial launch of OLPRUVA and the development of celiprolol pending the Merger’s closure. On October 31, 2023, the Company and Acer entered into an amendment to the Bridge Loan Agreement, which increased the aggregate principal amount available under the loan from $16.5 million to $18.0 million.

●

Purchase of Acer’s Term Loans - Zevra purchased certain indebtedness of Acer held by Nantahala Capital Management, LLC ("Nantahala). Under the loan purchase with Nantahala, certain of its affiliates and certain other parties (collectively with Nantahala, "Nantahala Holders") Zevra purchased (i) an original senior secured term loan facility made available to Acer in an aggregate amount of $6.5 million and funded on March 14, 2022, and (ii) an additional senior secured term loan made to Acer in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 for (1) $12.0 million in cash; (2) 98,683 shares of Zevra Common Stock; and (3) a secured Promissory Note payable by Zevra to Nantahala in the original principal amount $5.0 million. These were recorded as receivables form Acer and were treated as a settlement of a preexisting relationship in connection with the closing of the transaction and recorded as a component of purchase consideration.

●	Purchase of Acer’s Convertible Notes (“Marathon Convertible Notes”)- Under the Note Purchase Agreement with the Nantahala Holders, Zevra purchased the Marathon Convertible Notes that Nantahala had acquired on June 16, 2023. Zevra acquired the Marathon Convertible Notes in exchange for the issuance of 2,171,038 shares of Zevra Common Stock at $5.0667 per share for a total purchase price of $11.0 million.

●

Amendment to IP License Agreement and IP Termination Agreement: As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics Holding AG ("Relief") entered into the Exclusive License Agreement and the Termination Agreement terminating the collaboration and license agreement, dated March 19, 2021, by and between Acer and Relief. Pursuant to the Exclusive License Agreement, Relief holds exclusive development and commercialization rights for OLPRUVA in the European Union, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (Geographical Europe). Acer has the right to receive a royalty of up to 10.0% of the net sales of OLPRUVA in Geographical Europe. In accordance with the terms of the Termination Agreement, Relief received an upfront payment from Acer of $10.0 million (which payment was funded with the Bridge Loan described above) with an additional payment of $1.5 million due on the first-year anniversary of the $10.0 million payment. Acer also agreed to pay a 10.0% royalty on net sales of OLPRUVA worldwide, excluding Geographical Europe, and 20.0% of any value received by Acer from certain third parties relating to OLPRUVA licensing or divestment rights, all of the foregoing which are capped at $45.0 million, for total payments to Relief of up to $56.5 million.

In connection with the closing of the Merger on November 17, 2023, each share of common stock of Acer was converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share , and (ii) one non-transferable contingent value right (“CVR”) to be issued by Zevra, which will represent the right to receive one or more contingent payments up to an additional $76 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

The assets acquired and liabilities assumed were recorded based on their acquisition date fair values. Consideration for the Merger was $72.6 million and consists of (i) approximately 2.96 million shares of Zevra common stock valued at $12.8 million, (ii) the Bridge Loan advances of $17.8 million, (iii) $12.0 million in cash paid to Nantahala; (iv) 2.27 million shares of Zevra Common Stock issued to Nantahala valued at $11.5 million based on the VWAP of shares of Zevra Common Stock during the 20 consecutive trading days ending on the trading date prior to August 30, 2023; (v) a secured promissory note payable by Zevra to Nantahala in the original principal amount of $5.0 million, as disclosed in Note C, (vi) $8.5 million in the estimated fair value of contingent consideration related to the CVRs, (vii) approximately 0.9 million shares of Zevra Common Stock issued to a former holder of Acer warrants valued at $4.0 million based on Zevra's common stock price on the Effective Date and (viii) $1.0 million in notes payable paid by the Company on Acer's behalf. In addition, effective as of immediately prior to the Effective Time, all of the outstanding and unexercised Acer stock options were automatically cancelled and ceased to exist without any cash or other consideration being paid or provided in respect thereof. The following purchase price allocation reflects the preliminary estimates of and assumptions related to the fair values of assets acquired and liabilities assumed:

Assets
Cash	$575
Prepaid expenses	278
Other current assets	11
Inventory	9,376
Property, plant, and equipment	35
Other noncurrent assets	209
Approved product - OLPRUVA	68,000
IPR&D - celiprolol	2,000
Goodwill acquired	4,538
85,022

Liabilities
Accounts payable and accrued expenses	$10,718
Deferred collaboration funding	1,500
Operating lease liabilities	175
12,393
Fair Value of Net Assets Acquired	$72,629

The preliminary fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined using an income approach based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques. These preliminary fair values are subject to change within the one-year measurement period. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill acquired represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The marketed product asset is amortized on a straight-line basis over its estimated useful life. As of December 31, 2023, the IPR&D project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization.

The results of operations and changes in stockholders' equity for Acer were included in the Company's consolidated financial statements beginning November 18, 2023. Acer had total operating revenue of $42,000 and a net loss of $6.8 million for the period from November 18, 2023, through December 31, 2023.

The following pro forma combined results of operations present the acquisition as if it had occurred on January 1, 2022. The pro forma combined results of operations do not necessarily represent the Company's consolidated results of operations had the acquisition occurred on the date assumed, nor are these results necessarily indicative of the Company's future consolidated results of operations. The Company expects to realize certain benefits from integrating Acer into the Company and to incur certain one-time costs. The pro forma combined results of operations do not reflect these benefits or costs.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Pro forma revenue	$27,705	$10,458
Pro forma net loss	(78,875)	(80,652)

The Company expensed approximately $2.2 million of acquisition-related costs during the year ended December 31, 2023, which is included in selling, general, and administrative expenses in the consolidated statement of operations.

Cancellation of Acer Warrant

On November 22, 2023, the Company sold an aggregate of 917,934 shares of its common stock to a healthcare focused investment fund (the "Investor") to cancel a warrant held by the Investor to purchase 2,920,306 shares of common stock of Acer. The shares of common stock were offered and sold to the Investor in a registered direct offering without an underwriter or placement agent.

Contingent Consideration

Contingent consideration liabilities relate to our liabilities arising in connection with the CVRs issued as a result of the Merger. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earn-out achievement objectives, utilizing projections about future performance. Significant inputs include volatility and projected financial information, including projections representative of a market participant's view of the expected cash payments associated with the agreed upon regulatory milestones based on probabilities of technical success, timing of the potential milestone events for the compounds, and estimated discount rates.

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the CVRs (dollars in thousands):

Balance at December 31, 2022	$0
Initial estimate of contingent consideration at the Effective Time	8,562
Change in fair value recognized in earnings	(1,300)
Balance at December 31, 2023	$7,262

For the year ended December 31, 2023, the Company recorded a $1.3 million gain on the change in fair value of contingent consideration, primarily due to changes in market data and revenue projections.

S.	Subsequent Events

The Company evaluated events and transactions occurring subsequent to December 31, 2023, through April, 2024, the date the accompanying financial statements were issued. During this period, there were no subsequent events that required recognition in the accompanying consolidated financial statements nor were there any additional nonrecognized subsequent events that required disclosure.

EXHIBITS

Exhibit No.	Description
2.1***	Agreement and Plan of Merger dated as of August 30, 2023, by and among Zevra Therapeutics, Inc., Aspen Z Merger Sub, Inc., and Acer Therapeutics Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 31, 2023).
3.1	Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc.
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.1.2	Certificate of Elimination of Series A Convertible Preferred Stock of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.3	Certificate of Elimination of Series B-1 Convertible Preferred Stock of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.4	Certificate of Elimination of Series B-2 Convertible Preferred Stock of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 24, 2023).
3.2

Amended and Restated Bylaws, as currently in effect, of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 28, 2024).

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
4.2	Form of Common Stock Purchase Warrant and schedule of holders (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 13, 2021).
4.3	Form of Inducement Warrant (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 26, 2021).
4.4	Form of Inducement Warrant (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
4.5*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.6	Form of Common Stock Purchase Warrant (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on November 20, 2023).
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

10.7.6#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2019)
10.7.7#	2021 Employee Stock Purchase Plan (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2021).
10.7.8*	2023 Employment Inducement Award Plan and forms of award agreements thereunder.
10.8#

Eighth Amended and Restated Non-Employee Director Compensation Policy effective February 15, 2023 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 7, 2023.

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

10.11.2#	Agreement Regarding Employment Terms, dated as of May 13, 2023, between the Registrant and Christal M.M. Mickle (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on May 15, 2023).
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

10.14#	Executive Employment Agreement by and between the Registrant and Richard W. Pascoe, dated as of November 5, 2021 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on November 10, 2021).
10.14.1#	Amendment to Executive Employment Agreement by and between the Registrant and Richard W. Pascoe, dated as of January 6, 2023 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 9, 2023).
10.14.2#	Transition Agreement dated as of May 6, 2023, between the Registrant and Richard W. Pascoe (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on May 8, 2023).

EXHIBITS, CONTINUED

Exhibit No.	Description
10.15	Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of November 3, 2014 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.15.1	First Amendment to the Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of April 21, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.15.2	Second Amendment to the Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of December 22, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.15.3	Third Amendment to the Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of July 15, 2016 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.17	Purchase Agreement, dated February 17, 2020, by and between the Registrant and Lincoln Park Capital Fund, LLC. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 18, 2020).
10.18+	Collaboration and License Agreement, dated as of September 3, 2019, by and between the Registrant and Boston Pharmaceuticals Holdings SA (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 4, 2019).
10.19+	Amendment No. 1 to Collaboration and License Agreement, effective as of April 8, 2021, by and between the Company and Commave Therapeutics SA (formerly known as Boston Pharmaceuticals Holdings SA) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2021).
10.20	Form of Inducement Letter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 26, 2021).
10.21	Form of Inducement Letter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
10.22	Equity Distribution Agreement, dated July 2, 2021, by and among the Company, JMP Securities LLC and RBC Capital Markets, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 2, 2021).
10.23†	Asset Purchase Agreement by and among the Registrant, Zevra Denmark A/S and Orphazyme A/S, in restructuring, dated May 15, 2022 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on May 16, 2022).
10.24	Revolving Loan Agreement dated May 31, 2022, by and among the Registrant and Ameris Bank, as lender (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 1, 2022).
10.25	Bridge Loan Agreement dated as of August 30, 2023, by and between the Registrant and Acer Therapeutics Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 31, 2023).
10.26***	Loan Purchase Agreement dated as of August 30, 2023, by and among the Registrant and Nantahala Capital Management, LLC and the other sellers party thereto (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 31, 2023).
10.27***	Note Purchase Agreement dated as of August 30, 2023, by and among the Registrant and Nantahala Capital Management, LLC and the other sellers party thereto (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 31, 2023).
10.28	Registration Rights Agreement dated as of August 30, 2023, by and among the Registrant and each of the sellers party thereto (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 31, 2023).
10.29	Ninth Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2023.
10.30	Employment Agreement, effective as of October 10, 2023, between the Registrant and Neil F. McFarlane (incorporated herein by reference to the Registrant's Current Report on 8-K as filed with the SEC on October 10, 2023).
10.31*	First Amendment to the Bridge Loan Agreement by and between the Registrant and Acer Therapeutics Inc.
10.32	Contingent Value Rights Agreement, dated as of November 17, 2023, by and among Zevra Therapeutics, Inc., Computershare, Inc., and Computershare Trust Company, N.A. (incorporated by reference to the Registrant's Current Report on 8-K as filed with the SEC on November 20, 2023).
21.1*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

97.1*, #	Zevra Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation, Effective October 2, 2023
99.1	Securities Purchase Agreement, dated as of November 20, 2023, by and between the Registrant and Armistice Capital Master Fund Ltd. (incorporated herein by reference to the Registrant's Current Report on 8-K as filed with the SEC on November 20, 2023.

 EXHIBITS, CONTINUED

Exhibit No.	Description
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
#	Indicates management contract or compensatory plan.
+	Certain portions of the exhibit, identified by the mark, “[*]”, have been omitted because such portions contained information that is both (i) not material and (ii) the type that the Registrant treats as private or confidential.
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zevra Therapeutics, Inc.

Dated: April 1, 2024	By:	/s/ Neil F. McFarlane
Neil F. McFarlane
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 1, 2024	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitute and appoint Neil F. McFarlane and R. LaDuane Clifton, and each of them (with full power to each of them to act alone), as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil F. McFarlane
Neil F. McFarlane	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2024

/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	April 1, 2024

/s/ Timothy J. Sangiovanni
Timothy J. Sangiovanni, CPA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	April 1, 2024

/s/ Thomas D. Anderson
Thomas D. Anderson	Director	April 1, 2024

/s/ John B. Bode
John B. Bode	Director	April 1, 2024

/s/ Douglas W. Calder
Douglas W. Calder	Director	April 1, 2024

/s/Wendy Dixon
Wendy Dixon	Director	April 1, 2024

/s/ Tamara A. Favorito
Tamara A. Favorito	Director	April 1, 2024

/s/ Alvin Shih
Alvin Shih	Director	April 1, 2024

/s/ Corey Watton
Corey Watton	Director	April 1, 2024