Form 10-Q
period 2024-03-31
ZEVRA THERAPEUTICS, INC.
filed 2024-05-09
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 41,853,494 shares of common stock outstanding.

INDEX

ZEVRA THERAPEUTICS, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A. "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to integrate Acer (as defined below) into our business successfully or realize the anticipated synergies and related benefits of the Merger (as defined below);

●

the progress of, outcome or and timing of any regulatory approval for any of our product candidates and the expected amount or timing of any payment related thereto under any of our collaboration agreements;

●	our ability to remediate the material weakness we have identified and the timing thereof;

●	our ability to continue as a going concern;

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	our ability to raise additional funds on commercially reasonable terms, or at all, in order to support our continued operations;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	the expected timing of our clinical trials for our product candidates and the availability of data and results of those trials;

●	our expectations regarding federal, state and foreign regulatory requirements;

●	the potential therapeutic benefits and effectiveness of our products and product candidates;

●	the size and characteristics of the markets that may be addressed by our products and product candidates;

●	our intention to seek to establish, and the potential benefits to us from, any strategic collaborations or partnerships for the development or sale of our products and product candidates; if approved;

●	our expectations as to future financial performance, expense levels and liquidity sources;

●	the timing of commercializing our products and product candidates, if approved;

●	senior leadership and board member transitions and refreshments; and

●	other factors discussed elsewhere in this report.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We have included or made reference to important factors in the cautionary statements included in this report, particularly in the section entitled "Risk Factors" where we make reference to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Except as required by law, we do not assume any intent to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or circumstances or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1.	unaudited condensed CONSOLIDATED Financial Statements

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$42,849	$43,049
Securities at fair value	9,868	24,688
Accounts and other receivables	8,305	17,377
Prepaid expenses and other current assets	1,868	1,824
Total current assets	62,890	86,938
Inventories	12,426	9,841
Property and equipment, net	695	736
Operating lease right-of-use assets	1,086	790
Goodwill	4,701	4,701
Intangible assets, net	67,699	69,227
Other long-term assets	1,786	94
Total assets	$151,283	$172,327

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$22,785	$28,403
Line of credit payable	—	37,700
Current portion of operating lease liabilities	583	543
Current portion of discount and rebate liabilities	4,452	4,550
Other current liabilities	2,089	2,524
Total current liabilities	29,909	73,720
Secured promissory note	5,059	5,066
Line of credit payable	37,939	—
Warrant liability	11,535	16,100
Operating lease liabilities, less current portion	705	456
Discount and rebate liabilities, less current portion	8,781	7,663
Other long-term liabilities	8,537	7,458
Total liabilities	102,465	110,463

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2024 or December 31, 2023	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 43,426,186 shares issued and 41,850,494 shares outstanding as of March 31, 2024; 43,110,360 shares issued and 41,534,668 shares outstanding as of December 31, 2023	4	4
Additional paid-in capital	476,056	472,664
Treasury stock, at cost	(10,983)	(10,983)
Accumulated deficit	(416,400)	(399,778)
Accumulated other comprehensive income (loss)	141	(43)
Total stockholders' equity	48,818	61,864
Total liabilities and stockholders' equity	$151,283	$172,327

See accompanying notes to unaudited condensed consolidated financial statements.

 ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Revenue, net	$3,425	$3,176
Cost of product revenue (excluding $1,528 in intangible asset amortization for the three months ended March 31, 2024, shown separately below)	175	125
Intangible asset amortization	1,528	—
Operating expenses:
Research and development	12,277	8,655
Selling, general and administrative	9,931	7,227
Total operating expenses	22,208	15,882
Loss from operations	(20,486)	(12,831)
Other income (expense):
Interest expense	(735)	(182)
Fair value adjustment related to warrant and CVR liability	3,627	(1,545)
Fair value adjustment related to investments	(27)	196
Interest and other income, net	929	1,042
Total other income (expense)	3,794	(489)
Loss before income taxes	(16,692)	(13,320)
Income tax benefit	70	103
Net loss	$(16,622)	$(13,217)

Basic and diluted net loss per share of common stock:
Net loss	$(0.40)	$(0.38)
Weighted average number of shares of common stock outstanding:
Basic and diluted	41,778,774	34,466,542

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three months ended March 31,
	2024	2023
Net loss	$(16,622)	$(13,217)
Other comprehensive loss:
Foreign currency translation adjustment	184	(176)
Other comprehensive loss:	184	$(176)
Comprehensive loss	$(16,438)	$(13,393)

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (loss)	Equity
Balance as of January 1, 2024	$4	$472,664	$(10,983)	$(399,778)	$(43)	$61,864
Net loss	—	—	—	(16,622)	—	(16,622)
Stock-based compensation expense	—	2,119	—	—	—	2,119
Issuance of common stock in exchange for consulting services	—	56	—	—	—	56
Issuance of common stock as part of the Employee Stock Purchase Plan	—	71	—	—	—	71
Issuance of common stock for options exercised	—	1,146	—	—	—	1,146
Other comprehensive loss	—	—	—	—	184	184
Balance as of March 31, 2024	$4	$476,056	$(10,983)	$(416,400)	$141	$48,818

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(in thousands)

		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	Stock, at cost	Deficit	Income	Equity
Balance as of January 1, 2023	$3	$436,269	$(7,536)	$(353,729)	$113	$75,120
Net loss	—	—	—	(13,217)	—	(13,217)
Stock-based compensation expense	—	945	—	—	—	945
Shares repurchased as part of the Share Repurchase Program	—	—	(3,447)	—	—	(3,447)
Issuance of common stock in exchange for consulting services	—	42	—	—	—	42
Other comprehensive loss	—	—	—	—	(176)	(176)
Balance as of March 31, 2023	$3	$437,256	$(10,983)	$(366,946)	$(63)	$59,267

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,622)	$(13,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,119	945
Non-cash interest expense	239	—
Depreciation and amortization expense	1,562	79
Fair value adjustment related to warrant and CVR liability	(3,627)	1,545
Fair value adjustment related to investments	27	(196)
Consulting fees paid in common stock	56	42
Loss (gain) on foreign currency exchange	229	(240)
Change in assets and liabilities:
Accounts and other receivables	9,072	477
Prepaid expenses and other assets	(44)	703
Inventories	(2,585)	51
Operating lease right-of-use assets	123	80
Accounts payable and accrued expenses	(7,306)	3,836
Discount and rebate liability	1,020	1,528
Operating lease liabilities	(130)	(107)
Other liabilities	(298)	429
Net cash used in operating activities	(16,165)	(4,045)

Cash flows from investing activities:
Purchases of property and equipment	—	(29)
Maturities (purchases) of investments	14,793	(17,526)
Net cash provided by (used in) investing activities	14,793	(17,555)

Cash flows from financing activities:
Proceeds from issuance of debt	—	12,914
Repayment of debt	—	(12,800)
Payments to repurchase shares as part of the Share Repurchase Program	—	(3,447)
Proceeds from issuance of stock	1,217	—
Payment of principal on insurance financing arrangements	—	(415)
Repayment of principal on finance lease liabilities	—	(2)
Net cash provided by (used in) financing activities	1,217	(3,750)
Effect of exchange rate changes on cash and cash equivalents	(45)	65
Net decrease in cash and cash equivalents	(200)	(25,285)
Cash and cash equivalents, beginning of period	43,049	65,466
Cash and cash equivalents, end of period	$42,849	$40,181

Supplemental cash flow information:
Cash paid for interest	$140	$68
Supplemental disclosure of noncash financing activities:
Cost accrued in connection with the Credit Agreement (Note D)	1,726	—

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2024, and 2023, the Company incurred a net loss of $16.6 million and $13.2 million, respectively, and as of March 31, 2024, has an accumulated deficit of $416.4 million. The Company has sustained operating losses for the majority of its corporate history and expects to continue to incur operating losses and negative operating cash flows until revenues reach a level sufficient to support ongoing operations.

The Company’s ability to continue operating as a going concern is contingent upon its ability to generate revenue from approved products or obtain product candidate regulatory approvals, which would generate revenue, milestones, and cash flow sufficient to support ongoing operations and the satisfaction of financial covenants. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date the unaudited condensed consolidated financial statements are being issued. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company's liquidity needs will be largely determined by the success of operations through the progression of its products and product candidates in the future. The Company also may consider other sources to fund operations including: (1) out-licensing rights to certain of its technologies and product candidates, pursuant to which the Company would receive cash royalties and milestones; (2) raising additional capital through equity or debt financings or from other sources; (3) obtaining product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; and/or (5) restructuring operations to change its overhead structure. The Company is in the early stages of its commercialization effort for OLPRUVA and does not yet have a substantial basis to project future earnings, and its other sources of revenue are not sufficient to sustain its present activities on their own. Accordingly, the Company's ability to continue as a going concern may require it to obtain additional financing to fund its operations.

Basis of Presentation

The Company prepared the unaudited condensed consolidated financial statements in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary.

Merger

On August 30, 2023, the Company and Aspen Z Merger Sub, Inc., a wholly-owned subsidiary of Zevra (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (“Acer”), a pharmaceutical company focused on development and commercialization of therapies for rare and life-threatening diseases. On November 17, 2023 (the "Closing Date"), the Company completed the acquisition of Acer. Pursuant to the Merger Agreement, on the Closing Date, Merger Sub was merged with and into Acer (the "Merger"), with Acer continuing as the surviving entity and as a wholly-owned subsidiary of Zevra. In connection therewith, Zevra also purchased Acer’s secured debt from Nantahala Capital Management, LLC ("NCM”), certain of its affiliates and certain other parties (collectively with NCM, “Nantahala”) through a series of transactions and Zevra agreed to provide Acer with a bridge loan facility for up to $18.0 million ("Bridge Loan"), subject to certain terms and conditions. The Merger expanded Zevra's rare disease portfolio, as well as increased and diversified its revenues with the addition of a U.S. commercial asset, OLPRUVA, indicated for the treatment of UCDs. See Note L for further discussion related to the Merger.

Amendment to Registration Statement on Form S-3

In connection with the Merger, Zevra and Nantahala concurrently entered into a registration rights agreement, pursuant to which Zevra agreed to file a resale registration statement with respect to the resale of the Zevra common stock issuable to Nantahala. On February 5, 2024, Zevra filed a registration statement on Form S-3 (File No. 333-276856) registering an aggregate of 2,269,721 shares of Zevra’s common stock.

On April 5, 2024, we filed an amendment to the registration statement on Form S-3 (File No. 333-250945) covering the issuance of the shares of our common stock issuable upon the exercise of warrants issued in connection with the Merger (Note L) and remaining unexercised as of the date of the amendment, which was declared effective on April 8, 2024.

Entry into 2021 ATM Agreement

On  July 2, 2021, the Company entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to a registration statement on Form S-3. JMP and RBCCM  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. The Company filed a registration statement on Form S-3 covering the sale of the shares of its common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2021 ATM Agreement, which was declared effective on  July 12, 2021. As of March 31, 2024, no shares have been issued or sold under the 2021 ATM Agreement.

Share Repurchase Program

On December 20, 2021, the Company initiated a share repurchase program (the "Share Repurchase Program") pursuant to which the Company was able to repurchase up to $50 million of shares of its common stock through December 31, 2023. On December 31, 2023, the Share Repurchase Program ended, and the Company had repurchased 1,575,692 shares of its common stock for approximately $11.0 million.

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

Investments

The Company maintains investment securities that are classified as available-for-sale securities for which the Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"). As such, these securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the unaudited condensed consolidated statements of operations. The securities primarily consist of U.S. Treasury securities and are included in securities at fair value in the unaudited condensed consolidated balance sheets. As of March 31, 2024, and December 31, 2023, the Company held securities with an aggregate fair value of $9.9 million and $24.7 million, respectively, that contained aggregate unrealized (losses) gainsof approximately ($0.1) million and $0.2 million, respectively. Applying fair value accounting to these debt securities more accurately represents the Company's investment strategy due to the fact that excess cash is currently being invested for the purpose of funding future operations. Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities. Interest income is included in interest and other income, net in the unaudited condensed consolidated statements of operations.

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

This assessment requires judgement in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. As of March 31, 2024, and December 31, 2023, the Company identified Acer to be the Company's sole interest in a VIE (Note L). As Zevra is the final decision maker for all of Acer's research, development, and commercialization of drug candidates that it is producing, the Company directs the activities of Acer that most significantly impact its performance. Therefore, the Company is the primary beneficiary of this VIE for accounting purposes.

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

Licensing Agreements

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

Product Revenues, Net

Net revenues from product sales is recognized at the transaction price when the customer obtains control of the Company's products, which occurs at a point in time, typically upon receipt of the product by the customer.

The Company's net revenues represent total revenues adjusted for discounts and allowances, including estimated cash discounts, chargebacks, rebates, returns, copay assistance, data fees and wholesaler fees for services. These adjustments represent variable consideration under ASC 606 and are recorded as a reduction of revenue. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.

Inventories

The value of inventory is recorded at its net realizable value. The Company determines the cost of its other inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis.

The Company may scale-up and make commercial quantities of its product candidates prior to the date it anticipates that such product will receive final regulatory approval. The scale-up and commercial production of pre-launch inventory involves the risk that such products may not be approved for marketing on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventory of product that have not received final regulatory approval when the Company believes such action is appropriate in relation to the commercial value of the product launch opportunity. Inventory manufactured prior to regulatory approval is recorded as research and development expense until regulatory approval for the product is obtained. Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign. The cost of finished goods inventory that is shipped to a customer to support the Company’s patient assistance programs is expensed when those shipments take place. As of March 31, 2024, and December 31, 2023, the Company did not have pre-launch inventory that qualified for capitalization.

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

For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the unaudited condensed consolidated statement of stockholders’ deficit at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in other expense, net, on the unaudited condensed consolidated statement of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.

New Accounting Pronouncements Not Yet Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023- 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

C.	Inventories

	March 31,	December 31,
	2024	2023
Raw materials	$4,044	$2,938
Work in progress	3,309	1,884
Finished goods	5,073	5,019
Total inventory	$12,426	$9,841

D.	Debt Obligations

Secured Promissory Note

In connection with the Merger (Note L), on August 30, 2023, the Company and Nantahala, entered into a secured promissory note payable by Zevra to Nantahala in the original principal amount of $5.0 million (the "Nantahala Note"). The Nantahala Note initially bore interest at 9.0% per annum, payable quarterly in arrears in cash. The interest rate increased to 12.0% per annum effective March 1, 2024, as the Nantahala Note remained unpaid six months from its issue date. The additional 3.0% interest would have been paid in shares of Zevra's common stock based on the volume weighted average trading price ("VWAP") of Zevra's common stock during the twenty consecutive trading days ending on the date before such interest payment date. Beginning on the first interest payment date following the second anniversary of the Nantahala Note, and on each interest payment date thereafter, Zevra was required to make $0.6 million amortization payments on the Nantahala Note until it was paid in full. All principal and unpaid interest on the Nantahala Note would have been due on August 30, 2026, the third anniversary of the Nantahala Note. Zevra was entitled to prepay the Nantahala Note at any time without penalty. The Nantahala Note was secured by Zevra’s interest in (i) the loan assets under the Loan Purchase Agreement described in Note L; (ii) the note assets under the Note Purchase Agreement described in Note L; (iii) the Bridge Loan described in Note L; and (iv) the proceeds therefrom. The Company used the proceeds from the Nantahala Note, along with $12.0 million in cash and 98,683 shares of Zevra's common stock, to acquire Acer's term loans, as more fully described in Note L. In April 2024, the Nantahala Note was repaid in full and terminated. At the time of repayment, Nantahala elected to receive a cash payment in lieu of shares of Zevra's common stock in exchange for the additional 3.0% interest accrued for the period from March 1, 2024, through April 5, 2024. The outstanding balance under the Nantahala Note is included in long-term liabilities as of March 31, 2024, as it was refinanced with long-term debt after the balance sheet date, but prior to issuance of the unaudited condensed consolidated financial statements.

As of March 31, 2024, and December 31, 2023, the Company had a secured promissory note outstanding, in the aggregate principal amount, as follows (in thousands):

	March 31,	December 31,
	2024	2023
Secured promissory note	$5,000	$5,000
Unamortized original issue premium	132	148
Less: debt issuance costs	(73)	(82)
Secured promissory note, net	$5,059	$5,066

Future minimum principal payments under the secured promissory note as of March 31, 2024, were as follows (in thousands):

Year Ending December 31,
2024	$—
2025	1,200
2026	3,800
Total minimum payments	5,000
Plus: unamortized debt premium and debt issuance costs	59
Secured promissory note, net	$5,059

Line of Credit

On January 26, 2023, the Company and Wells Fargo, as lender, entered into a revolving margin account agreement. The Company's investments are used as collateral for the loan and the amount the Company is able to borrow is limited to 80-90% of its outstanding investment balance held with Wells Fargo. The margin account bore interest at the Prime rate minus 225 basis-points. As of March 31, 2024, and December 31, 2023, $37.9 million and $37.7 million was outstanding under the margin account, respectively. In April 2024, the Company repaid the outstanding balance under the margin account with Wells Fargo, and upon such repayment, the margin capabilities were removed from the account. The outstanding balance under the margin account is included in long-term liabilities as of March 31, 2024, as it was refinanced with long-term debt after the balance sheet date, but prior to issuance of the unaudited condensed consolidated financial statements. As of March 31, 2024, the remaining borrowing capacity under the margin account was approximately $3.8 million.

Term Loans

As a subsequent event, on April 5, 2024 (the "Term Loans Closing Date"), the Company entered into a credit agreement (the “Credit Agreement”) with HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P., and Perceptive Credit Holdings IV, LP (collectively, the “Lenders”), and Alter Domus (US) LLC, as administrative agent (the “Administrative Agent”).

Under the terms of the Credit Agreement, the Lenders provided a senior secured loan facility to the Company in the aggregate principal amount of $100.0 million, which is divided into three tranches as follows: (i) $60.0 million which was funded in full on the Term Loans Closing Date; (ii) $20.0 million which is available to the Company in up to two drawings, each in an amount not to exceed $10.0 million, at the Company’s option until 18 months following the Term Loans Closing Date; and (iii) $20.0 million which is available to the Company upon approval by the FDA of the NDA for arimoclomol for the treatment of NPC, at the Company’s option until December 31, 2024 (collectively, the “Term Loans”).

The principal amount of the Term Loans outstanding (the “Outstanding Principal Amount”) will bear interest at a rate equal to 3-Month Term SOFR plus 7.00% per annum. If the net product sales for the calendar year ending December 31, 2025, exceed $100.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.00% per annum. If the net product sales for the calendar year ending December 31, 2025, do not exceed $100.0 million, then for any subsequent period of four consecutive fiscal quarters ending on or after March 31, 2026, in which net product sales exceed $125.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.50% per annum. In all cases, the 3-Month Term SOFR rate will be subject to a floor of 4.00% per annum. Interest will be payable quarterly in arrears on the last day of each calendar quarter. The Company has the option to pay up to 25% of the interest in-kind beginning on the Term Loans Closing Date, through and including March 31, 2026. The Term Loans will mature on the fifth anniversary of the Term Loans Closing Date. In connection with the Credit Agreement, the Company incurred approximately $1.7 million of costs, which primarily consisted of underwriting, legal and other professional fees, and is included in other long-term assets in the unaudited condensed consolidated balance sheet as of March 31, 2024.

The Credit Agreement contains customary affirmative and negative covenants by the Company, which among other things, will require the Company to provide certain financial reports to the Lenders, meet certain minimum net product sales amounts, and limit the ability of the Company to incur or guarantee additional indebtedness, engage in certain transactions, and effect a consolidation or merger, without consent. The obligations of the Company under the Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, covenant defaults, insolvency, material judgments, or inaccuracy of representations and warranties The Term Loans are secured by a first priority perfected lien on, and security interest in, substantially all current and future assets of the Company. The proceeds of the Term Loans shall be used to refinance certain existing indebtedness of the Company and its subsidiaries. The Company will use the remaining proceeds to pay fees and expenses related to the Debt Financing and fund the development and commercialization of OLPRUVA and arimoclomol.

E.	Revenue, net

Licensing Agreements

AZSTARYS License Agreement

The Company entered into a Collaboration and License Agreement (the “AZSTARYS License Agreement”) with Commave Therapeutics SA ("Commave"), an affiliate of GPC. Under the AZSTARYS License Agreement, as amended, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-MPH, including AZSTARYS, or any other product candidates containing SDX and developed to treat ADHD or any other CNS disorder. Corium was tasked by Commave to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement. Pursuant to the AZSTARYS License Agreement, Commave agreed to pay milestone payments up to an aggregate of $590.0 million upon the occurrence of specified regulatory milestones related to AZSTARYS, additional fixed payments upon the achievement of specified U.S. sales milestones, and quarterly, tiered royalty payments based on a range of percentages of net sales (as defined in the AZSTARYS License Agreement). Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

The AZSTARYS License Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer / vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the AZSTARYS License Agreement.

The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the three months ended March 31, 2024, and 2023, the Company recognized $1.2 million and $0.6 million of revenue under the AZSTARYS License Agreement., respectively, primarily related to royalties. There was no deferred revenue related to this agreement as of March 31, 2024, or December 31, 2023.

In accordance with the terms of the Company’s Termination Agreement with Aquestive Therapeutics dated March 20, 2012, Aquestive Therapeutics ("Aquestive") has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to AZSTARYS or KP1077 under the AZSTARYS License Agreement.

Relief Exclusive License Agreement

As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics, Inc. ("Relief") entered into an exclusive license agreement on August 30, 2023 (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the European Union, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia ("Geographical Europe"). The Company will have the right to receive a royalty of up to 10.0% of the net sales of OLPRUVA in Geographical Europe. For the three months ended March 31, 2024, the Company did not recognize any revenue under the Relief License Agreement. There was no deferred revenue related to this agreement as of March 31, 2024, and December 31, 2023. For further discussion of the Relief License Agreement, see Note L.

Product Revenues, Net

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

For the three months ended March 31, 2024, the Company recognized revenue related to the Arimoclomol EAP in France of $2.2 million, which is net of a clawback liability of $1.3 million, and other gross to net adjustments. For the three months ended March 31, 2023, the Company recognized revenue related to the Arimoclomol EAP in France of $2.0 million, which is net of a clawback liability of $1.3 million, and other gross to net adjustments. The total estimated reserve liability as of March 31,  2024, and December 31, 2023, wa s $13.2 million and $12.2  million, respectively. As of March 31, 2024, and December 31, 2023, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

OLPRUVA Product Sales

On December 27, 2022, the FDA approved OLPRUVA (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the long-term management of adults and children with UCDs weighing 44 pounds (20 kg) or greater and with a body surface area of 1.2m2 or greater. On November 17, 2023, the Company acquired OLPRUVA in connection with the Merger (Note L). To commercialize OLPRUVA for oral suspension in the U.S. the Company is building marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or making arrangements with third parties to perform these services. The Company's current distributor for sales of OLPRUVA is a single specialty pharmacy provider. However, the Company intends to establish additional distributors such as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of its products.

For the three months ended March 31, 2024, and 2023, sales of OLPRUVA were de minimis due to limited shipments to our specialty pharmacy in Q1 2024.

Accounts and Other Receivables

Accounts and other receivables consist of receivables from product sales, receivables under the AZSTARYS License Agreement and Arimoclomol EAP, as well as income tax receivables and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and royalties on product sales. Receivables under the Arimoclomol EAP are recorded for product sales under the French nATU. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. As of March 31, 2024, the Company had receivables related to the Arimoclomol EAP of $4.8 million, AZSTARYS License Agreement of $1.2 million, income tax receivables of $0.1 million and other receivables of $2.2 million. As of  December 31, 2023, the Company had receivables related to the Arimoclomol EAP of $4.7 million, AZSTARYS License Agreement of $11.4 million, and other receivables of $1.3 million. As of March 31, 2024, and December 31, 2023, no reserve or allowance for doubtful accounts had been established.

F.	Commitments and Contingencies

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

Stockholder Litigation Related to the Merger

On October 12, 2023, Brodsky & Smith, purporting to act as counsel for Jerry Beavee, who was asserted to be a stockholder of Acer, filed a complaint entitled Jerry Beavee v. Acer Therapeutics Inc., et al., No. 1:23-cv-08995 in the United States District Court for the Southern District of New York (the "Action") alleging that defendants violated Section 14(a) and 20(a) of the Securities Exchange Act of 1934 by filing the Preliminary Merger Registration Statement which allegedly omitted certain information that such counsel asserts is material to Acer’s required disclosure. On October 30, 2023, Acer filed with the SEC a Schedule DEF14A that contained additional information regarding the Merger, which mooted the disclosure claims alleged in the Action. On December 8, 2023, Jerry Beavee filed with the court a notice of dismissal of the Action without prejudice.

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

As of March 31, 2024, and  December 31, 2023, no accruals have been made related to commitments and contingencies. The Company intends to vigorously defend these lawsuits and believes that it has meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could adversely affect the Company’s business, results of operations and financial condition.

G.	Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of March 31, 2024, and December 31, 2023, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 43,426,186 and 43,110,360 shares of common stock were issued as of March 31, 2024, and December 31, 2023, respectively, and 41,850,494 and 41,534,668 shares of common stock were outstanding as of March 31, 2024, and December 31, 2023, respectively.

As of  March 31, 2024 and December 31, 2023, the Company had reserved authorized shares of common stock for future issuance as follows:

	March 31, 2024	December 31, 2023
Outstanding awards under equity incentive plans	9,324,407	8,023,142
Outstanding common stock warrants	5,603,729	5,603,729
Possible future issuances under equity incentive plans	4,366,537	1,728,885
Possible future issuances under employee stock purchase plans	1,340,172	1,340,172
Total common shares reserved for future issuance	20,634,845	16,695,928

Common Stock Activity

The following table summarizes common stock activity for the three months ended March 31, 2024:

Shares of Common Stock
Balance as of January 1, 2024	41,534,668
Common stock issued as compensation to third parties	9,000
Common stock issued as a result of stock options exercised	306,826
Balance as of March 31, 2024	41,850,494

Authorized, Issued, and Outstanding Preferred Stock

As of March 31, 2024, and December 31, 2023, the Company had 10,000,000 shares of authorized preferred stock, none of which were designated, issued, or outstanding.

Warrants to Purchase Common Stock

The Company has issued warrants to purchase common stock to various third parties, of which 5,603,729 remain outstanding as of March 31, 2024, and are immediately exercisable. These warrants qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net loss per share calculation (Note H). The Company may be required to redeem these warrants for a cash amount equal to the Black-Scholes value of the portion of the warrants to be redeemed (the “Put Option”).

In connection with the Merger (Note L), in November 2023, the Company directly issued to certain investors an aggregate of 1,382,489 shares of its common stock, par value $0.0001 per share, and accompanying warrants to purchase up to 1,382,489 shares of its common stock (the "2023 Warrants") at a combined offering price of $4.34 per share of common stock and the Warrants and an aggregate of 917,934 shares of its common stock in exchange for the cancellation of a warrant to purchase 2,920,306 shares of common stock of Acer. The Warrants are immediately exercisable and expire on November 22, 2028. The Company used the net proceeds of approximately $6.0 million from the offering for general corporate purposes. These warrants are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of March 31, 2024, and December 31, 2023, none of the warrants have been exercised. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock.

The Company determined that its outstanding warrants and the Put Option should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the unaudited condensed consolidated statements of operations as a fair value adjustment related to warrant and CVR liability. As of March 31, 2024, and December 31, 2023, the fair value of the liability associated with these warrants and the Put Option was approximately $11.5 million and $16.1 million, respectively. The fair value adjustment related to these warrants and the Put Option was approximately $4.6 million of income and $1.5 million of expense for the three months ended March 31, 2024, and 2023, respectively.

H.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in  April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan is 9,932,883 as of March 31, 2024. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on  January 1 of each year, until and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on  January 1, 2024, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,661,386 shares.

During the three months ended March 31, 2024, 716,875 stock options were exercised. During the three months ended March 31, 2023, no stock options were exercised.

In  June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), following its adoption by the Board in April 2021. The maximum number of shares of common stock that  may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of March 31, 2024, 159,828 shares have been issued under the ESPP.

In January 2023, the Board approved the 2023 Employment Inducement Award Plan (the "2023 Plan"). The maximum number of shares of common stock that were initially available for issuance under the 2023 Plan was 1,500,000. In February 2024, our Board approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock available for issuance under the 2023 Plan from 1,500,000 to 4,500,000 shares.

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

Stock-based compensation expense recorded under the Incentive Stock Plan, A&R 2014 Plan, ESPP and 2023 Plan is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$853	$572
Selling, general and administrative	1,266	19
Total stock-based compensation expense	$2,119	$591

There was no stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2024, and 2023.

I.	Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2024, and December 31, 2023 (in thousands):

	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CVR liability (Note L)	8,200	$—	$—	$8,200
Warrant liabilities	11,535	—	—	11,535
Total liabilities	$19,735	$—	$—	$19,735
	—
Securities:
U.S. Treasury securities	9,868	9,868	—	—
Total assets	$9,868	$9,868	$—	$—

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CVR liability (Note L)	$7,262	$—	$—	$7,262
Warrant liabilities	16,100	—	—	16,100
Total liabilities	$23,362	$—	$—	$23,362
	—
Securities:
U.S. Treasury securities	$24,688	$24,688	$—	$—
Total assets	$24,688	$24,688	$—	$—

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.14% - 4.57%	3.76% - 4.12%
Volatility	59.43% - 92.76%	62.01% - 92.42%
Dividend yield	0%	0%
Expected term (years)	1.8 - 4.6	2.0 - 4.9
Weighted average fair value	2.17	2.94

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Balance as of December 31, 2023	$16,100
Change in fair value measurement	(4,565)
Balance as of March 31, 2024	$11,535

For the three months ended March 31, 2024, and 2023, the changes in fair value of the warrant liabilities primarily resulted from the volatility of the Company's common stock and the change in the risk-free interest rates.

J.	Net Loss Per Share

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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended March 31,
	2024	2023
Awards under equity incentive plans	4,366,537	6,024,889
Common stock warrants	5,603,729	4,252,490
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	9,970,266	10,277,379

A reconciliation from net loss to basic and diluted net loss per share of common stock for the three months ended March 31, 2024, and 2023, is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Basic and diluted net loss per share of common stock:

Net loss, basic and diluted	$(16,622)	$(13,217)
Weighted average number of shares of common stock outstanding, basic and diluted	41,779	34,467
Basic and diluted net loss per share of common stock	$(0.40)	$(0.38)

K.	Leases

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

The components of lease expense were as follows (in thousands):

	Three months ended March 31,
Lease Cost	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$12	$32
Interest on lease liabilities	—	—
Total finance lease cost	12	32
Operating lease cost	93	113
Short-term lease cost	59	55
Variable lease cost	13	13
Less: sublease income	(39)	(39)
Total lease costs	$138	$174

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$—	$2
Operating cash flows from operating leases	123	142
Operating cash flows from short-term leases	59	55
Operating cash flows from variable lease costs	13	13

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	419	—

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	March 31,	December 31,
	2024	2023
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(894)	(882)
Property and equipment, net	$137	$149

Other current liabilities	$—	$—
Other long-term liabilities	—	—
Total finance lease liabilities	$—	$—

Operating Leases
Operating lease right-of-use assets	$1,086	$790
Total operating lease right-of-use assets	$1,086	$790

Current portion of operating lease liabilities	$583	$543
Operating lease liabilities, less current portion	705	456
Total operating lease liabilities	$1,288	$999

Weighted Average Remaining Lease Term
Operating leases (in years)	3	2

Weighted Average Discount Rate
Finance leases	0.0%	14.3%
Operating leases	9.3%	7.6%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2024 (excluding the three months ended March 31, 2024)	$—	$531
2025	—	511
2026	—	142
2027	—	132
2028	—	155
Thereafter	—	40
Total lease payments	—	1,511
Less: future interest expense	—	(223)
Lease liabilities	$—	$1,288

L.	Merger

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

Assets
Cash	$575
Prepaid expenses	278
Other current assets	11
Inventory	9,376
Property, plant, and equipment	35
Other noncurrent assets	209
Approved product - OLPRUVA	68,000
IPR&D - celiprolol	2,000
Goodwill acquired	4,701
85,185

Liabilities
Accounts payable and accrued expenses	$10,881
Deferred collaboration funding	1,500
Operating lease liabilities	175
12,556
Fair Value of Net Assets Acquired	$72,629

The preliminary fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined using an income approach based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques. These preliminary fair values are subject to change within the one-year measurement period. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill acquired represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The marketed product asset is amortized on a straight-line basis over its estimated useful life. As of March 31, 2024, the IPR&D project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization.

The results of operations and changes in stockholders' equity for Acer were included in the Company's consolidated financial statements beginning November 18, 2023.

The following pro forma combined results of operations present the acquisition as if it had occurred on January 1, 2023. The pro forma combined results of operations do not necessarily represent the Company's consolidated results of operations had the acquisition occurred on the date assumed, nor are these results necessarily indicative of the Company's future consolidated results of operations. The Company expects to realize certain benefits from integrating Acer into the Company and to incur certain one-time costs. The pro forma combined results of operations do not reflect these benefits or costs.

Three Months Ended March 31, 2023
Pro forma revenue	$3,176
Pro forma net loss	(20,652)

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

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the CVRs (dollars in thousands):

Balance at December 31, 2023	$7,262
Change in fair value recognized in earnings	938
Balance at March 31, 2024	$8,200

For the three months ended March 31, 2024, the Company recorded a $0.9 million loss on the change in fair value of contingent consideration, primarily due to changes in market data and revenue projections.

M.	Goodwill & Intangible Assets

The Company's goodwill balance was $4.7 million as of March 31, 2024, and December 31, 2023.

As of March 31, 2024, and December 31, 2023, non-amortizable intangible assets include IPR&D of $2.0 million

As of March 31, 2024, and December 31, 2023, the Company had a definite-lived intangible asset, net related to the acquisition of OLPRUVA as a result of the Merger of $65.7  million and $67.2 million, respectively. This is amortized on a straight-line basis over its estimated economic life of eleven years and is reviewed periodically for impairment. Amortization expense is recorded as a component of cost of revenue in the unaudited condensed consolidated statements of operations and was $1.5 million for the three months ended March 31, 2024. No amortization expense related to definite-lived intangible assets was recognized for the three months ended March 31, 2023.

For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to March 31, 2024, is expected to be $6.2 million per year.

N.	Subsequent Events

The Company evaluated events and transactions occurring subsequent to March 31, 2024, through May 9, 2024, the date the accompanying unaudited condensed consolidated financial statements were issued. During this period, other than entering into the Credit Agreement and the repayment of the margin account and the Nantahala Note, as disclosed in Note D, there were no subsequent events that required recognition in the accompanying unaudited condensed consolidated financial statements, nor were there any additional non-recognized subsequent events that required disclosure.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue operating as a going concern is contingent upon its ability to generate revenue from approved products or obtain product candidate regulatory approvals, which would generate revenue, milestones, and cash flow sufficient to support ongoing operations and the satisfaction of financial covenants. We are early in our commercialization effort for OLPRUVA and do not yet have a substantial basis to project future earnings, and our other sources of revenue are not sufficient to sustain our present activities on their own. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

These anticipated milestones are based on information currently available to us. Our current plans and expectations are subject to a number of uncertainties, risks and other important factors that could materially impact our plans, including risks which are not solely within our control. See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024, as updated by Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.

OLPRUVA

OLPRUVA (sodium phenylbutyrate) for oral suspension is approved in the U.S. as adjunctive therapy to standard of care, which includes dietary management, for the chronic management of UCDs involving deficiencies of carbamylphosphate synthetase (CPS), ornithine transcarbamylase (OTC), orargininosuccinic acid synthetase (AS). OLPRUVA is a proprietary and novel formulation of sodium phenylbutyrate powder, packaged in pre-measured single-dose envelopes, that has shown bioequivalence to existing sodium phenylbutyrate powder but with a pH-sensitive polymer coating that is designed to minimize dissolution of the coating for up to five minutes after preparation.

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

To commercialize OLPRUVA for oral suspension in the U.S. we are building marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or making arrangements with third parties to perform these services. During the quarter ended December 31, 2023, we began generating revenue from the sale of OLPRUVA in the U.S. For additional information regarding the Merger, see Note L of our unaudited consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.  In addition, Zevra has a partnership with Relief Therapeutics who has rights to commercialize OLPRUVA in various EU countries, if approved. In addition, Zevra pays royalties of 10% of U.S. net sales plus milestones to Relief Therapeutics.

During the first quarter of 2024, we initiated the fully commercial launch of OLPRUVA in the U.S.  We have concentrated our initial efforts on approximately 40 metabolic treatment centers of excellence across the United States as the first part of our strategy to build awareness with physicians regarding the differentiation that OLPRUVA can bring to people living with UCDs.  In the three months since launch, our team has been able to engage with more than 90% of our customers.  We have seen meaningful growth in reimbursement coverage, which was approximately 55% of U.S. covered lives at the time of acquisition, to now approximately 75%.

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

In April 2024, the Company presented new long-term, real-world data from the expanded access program (EAP: NCT04316637) for the treatment of NPC at the Society for Inherited Metabolic Disorders.  The study demonstrated that adults treated with arimoclomol, including those with and without miglustat use, generally had a stable disease course with a clinically meaningful slowing of disease progression over two years of treatment and follow-up and the safety profile was consistent with that observed in the Phase 2/3 study where no new safety adverse events were identified.

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

Celiprolol

The Merger with Acer included the acquisition of celiprolol. We are advancing celiprolol as an investigational product candidate for the treatment of VEDS in patients with a confirmed type III collagen (COL3A1) mutation.  Celiprolol is a selective adrenergic modulator (SAM) and, if we receive the first approval in the U.S. for celiprolol, we believe it would be deemed a new chemical entity (“NCE”) in the U.S. Celiprolol is currently approved in the European Union for the treatment of hypertension and angina.

Ehlers-Danlos Syndrome is an inherited disorder caused by mutations in the genes responsible for the structure, production, or processing of collagen, an important component of the connective tissues in the human body, or proteins that interact with collagen. VEDS causes abnormal fragility in blood vessels, which can give rise to aneurysms, abnormal connections between blood vessels known as arteriovenous fistulas, arterial dissections, and spontaneous vascular ruptures, all of which can be potentially life-threatening. Gastrointestinal and uterine fragility or rupture also commonly occur in VEDS patients. Spontaneous arterial rupture has a peak incidence in the third or fourth decade of life in VEDS patients but may occur earlier and is the most common cause of sudden death in vEDS patients. Arterial rupture or dissection events occur in about 25% of patients before the age of 20 but increase to roughly 90% of patients by the age of 40. The median survival age of VEDS patients in the U.S. is 51 years, with arterial rupture being the most common cause of sudden death. Pregnancy-related complications also occur in women with VEDS and include arterial dissection or rupture, uterine rupture, hemorrhage, premature rupture of membranes, lacerations, and complications during and after surgery. The incidence of VEDS is estimated to be one in 50,000 to 200,000 people.  There are approximately 7,500 diagnosed patients in the U.S.

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

Celiprolol received orphan drug designation from the FDA for the treatment of VEDS in 2015. In October 2018, a new celiprolol NDA was submitted to the FDA by Acer based on data obtained from the BBEST trial and was subsequently accepted by the FDA in October 2018 with priority review status. Following FDA review, Acer received a CRL from the FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with VEDS. Subsequently, Acer appealed the FDA decision, and while the FDA denied the appeal, it described possible paths forward toward approval. In a May 2021 Type B meeting with the FDA, Acer discussed the conduct of an U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized clinical trial in patients with COL3A1 positive VvEDS, and sought the FDA’s opinion on various proposed design features of the study.

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

In July 2022, Acer initiated enrollment in a Phase 3 long-term event-driven clinical trial designed based on the discussions from the May 2021 Type B meeting with the FDA, also known as the DiSCOVER trial. The DiSCOVER trial intends to enroll 150 VEDS patients, with 100 patients receiving celiprolol and 50 patients receiving placebo. We have completed our preliminary evaluation of the celiprolol program for the treatment of VEDS and we recently restarted recruitment of the ongoing Phase 3 trial.  We believe that celiprolol could address significant unmet needs as there are currently no approved treatments for VEDS in the U.S.

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

During the first half of 2023, annual net sales of AZSTARYS surpassed $25 million, triggering the first annual net sales milestone payment of $5.0 million under the AZSTARYS License Agreement, which was earned and recognized as revenue in the second quarter of 2023, and received after quarter-end. During the second half of 2023, annual net sales of AZSTARYS surpassed $50 million, triggering the second milestone payment of $10.0 million under the AZSTARYS License Agreement, which was earned and recognized in the fourth quarter of 2024.

Other Third-Party Agreements

Aquestive Termination Agreement

Under our March 2012 termination agreement with Aquestive, Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS and any product candidates containing SDX. In connection with the AZSTARYS License Agreement, we paid Aquestive a royalty equal to 10% of the regulatory milestone and royalty payments we received in 2021 from AZSTARYS.

Distributor Agreement

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

Relief Exclusive License Agreement

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

Results of Operations

Comparison of the three months ended March 31, 2024, and 2023(in thousands):

	Three months ended March 31,		Period-to-
	2024	2023	Period Change
Revenue, net	$3,425	$3,176	$249
Cost of product revenue (excluding $1,528 in intangible assets amortization for the three months ended March 31, 2024, shown separately below)	175	125	50
Intangible asset amortization	1,528	—	1,528
Operating expenses:
Research and development	12,277	8,655	3,622
Selling, general and administrative	9,931	7,227	2,704
Total operating expenses	23,911	16,007	7,904
Loss from operations	(20,486)	(12,831)	(7,655)
Other income (expense):
Interest expense	(735)	(182)	(553)
Fair value adjustment related to warrant and CVR liability	3,627	(1,545)	5,172
Fair value adjustment related to investments	(27)	196	(223)
Interest and other income, net	929	1,042	(113)
Total other income (expense)	3,794	(489)	4,283
Loss before income taxes	(16,692)	(13,320)	(3,372)
Income tax benefit	70	103	(33)
Net loss	$(16,622)	$(13,217)	$(3,405)

Net Loss

Net loss for the three months ended March 31, 2024, was $16.6 million, compared to net loss of $13.2 million for the three months ended March 31, 2023, an increase in net loss of $3.4 million. The change was primarily attributable to an increase in loss from operations of $7.7 million, partially offset by an increase in other income of $3.6 million.

Revenue

Revenue for the three months ended March 31, 2024, was $3.4 million, compared to revenue of $3.2 million for the three months ended March 31, 2023., an increase of $0.2 million. Royalties and other reimbursements under the AZSTARYS License Agreement of $1.2 million and French EAP reimbursements of $2.2 million drove net revenue for the three months ended March 31, 2024. Revenue for the three months ended March 31, 2023, was primarily comprised of arimoclomol sales under the French EAP of $3.0 million.

Cost of products sold

Cost of products sold for the three months ended March 31, 2024, remained relatively consistent compared to cost of products sold for the three months ended March 31, 2023.

Intangible asset amortization

Intangible asset amortization for the three months ended March 31, 2024, was due to $1.5 million in amortization expense related to definite lived intangible assets acquired in the Merger.

Research and Development

Research and development expenses increased by$3.6 million, from $8.7 million for the three months ended March 31, 2023, to $12.3 million for the three months ended March 31, 2024. This increase was primarily driven by an increase in spending for the ongoing Phase 2 clinical study in KP1077 and an increase in personnel-related costs, partially offset by a decrease in third-party costs related to arimoclomol, and a decrease in expenses incurred during the three months ended March 31, 2023, to terminate the collaboration and license agreement with KVK Tech, Inc.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.7 million, from $7.2 million for the three months ended March 31, 2023, to $9.9 million for the three months ended March 31, 2024. The period-over-period increase was primarily related to an increase in personnel costs and fees associated with our commercial and business development activities.

Other Income (Expense)

Other income (expense) changed by $4.3 million, from $0.5 million of expense for the three months ended March 31, 2023, to $3.8 million of income for the three months ended March 31, 2024. This increase was primarily attributable to a change in the fair value adjustment related to warrant and CVR liability of $5.2 million, offset by an increase in interest expense of $0.6 million, and a decrease in fair value adjustment related to investments of $0.2 million.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2024, we have funded our research and development and operating activities primarily through the issuance of debt and equity and from revenue received under the Arimoclomol EAP, AZSTARYS License Agreement, OLPRUVA product sales and consulting arrangements. As of March 31, 2024, we had cash, cash equivalents and investments of $52.7 million.

To date, we have generated revenue from the Arimoclomol EAP, AZSTARYS License Agreement, reimbursement of out-of-pocket third-party costs, the performance of consulting services, and sales of OLPRUVA.

We have had recurring negative net operating cash flows and we anticipate that we may continue to incur minimal positive net cash flows from operations or negative net cash flows from operations for at least the next several years. We expect that our sources of revenue will be through payments arising from our license agreement with Commave, the Arimoclomol EAP, sales of OLPRUVA and other potential consulting arrangements and any other future arrangements related to one of our product candidates

We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement (described below). The Form S-3 was declared effective on July 12, 2021. As of March 31, 2024, no shares have been issued or sold under the Equity Distribution Agreement.

We have incurred operating losses since our inception and, as of March 31, 2024, had an accumulated deficit of $416.4 million. Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue operating as a going concern is contingent upon its ability to generate revenue from approved products or obtain product candidate regulatory approvals, which would generate revenue, milestones, and cash flow sufficient to support ongoing operations and the satisfaction of financial covenants. We are early in our commercialization effort for OLPRUVA and do not yet have a substantial basis to project future earnings, and our other sources of revenue are not sufficient to sustain our present activities on their own. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

●

Purchase of Acer’s Term Loans - Zevra purchased certain indebtedness of Acer held by Nantahala Capital Management, LLC ("Nantahala). Under the loan purchase with Nantahala, certain of its affiliates and certain other parties (collectively with Nantahala, "Nantahala Holders") Zevra purchased (i) an original senior secured term loan facility made available to Acer in an aggregate amount of $6.5 million and funded on March 14, 2022, and (ii) an additional senior secured term loan made to Acer in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 for (1) $12.0 million in cash; (2) 98,683 shares of Zevra Common Stock; and (3) a secured Promissory Note payable by Zevra to Nantahala in the original principal amount $5.0 million (the "Nantahala Note"). These were recorded as receivables form Acer and were treated as a settlement of a preexisting relationship in connection with the closing of the transaction and recorded as a component of purchase consideration. In April 2024, the Nantahala Note was repaid in full and terminated.

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

Registration Rights Agreement

Zevra and Nantahala concurrently entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Zevra agreed to file a resale registration statement with respect to the resale of the Zevra common stock issuable under the Loan and Note Purchase Agreements and the Nantahala Note. On February 5, 2024, Zevra filed a registration statement on Form S-3 (File No. 333-276856) registering an aggregate of 2,269,721 shares of Zevra’s common stock that were issued pursuant to the Loan and Note Purchase Agreements. On April 5, 2024, we filed an amendment to the registration statement on Form S-3 (File No. 333-250945) covering the issuance of the shares of our common stock issuable upon the exercise of warrants issued in connection with the Merger (Note L) and remaining unexercised as of the date of the amendment, which was declared effective on April 8, 2024.

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

Line of Credit

On January 26, 2023, we and Wells Fargo, as lender, entered into a margin account agreement. Our investments were used as collateral for the loan and the amount we were able to borrow is limited to 80-90% of our outstanding investment balance held with Wells Fargo. The margin account bore interest at the Prime Rate minus 225 basis-points. As of March 31, 2024, $37.9 million was outstanding under the margin account. This facility was paid off on April 5, 2024, and the margin capability was removed from the account.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024, and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(16,165)	$(4,045)
Net cash provided by (used in) investing activities	14,793	(17,555)
Net cash provided by (used in) financing activities	1,217	(3,750)
Effect of exchange rates on cash and cash equivalents	(45)	65
Net decrease in cash and cash equivalents	$(200)	$(25,285)

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities of $16.2 million consisted of a net loss of $16.6 million and $0.2 million in changes in working capital; partially offset by $0.6 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs; partially offset by revenue received under the AZSTARYS License Agreement, the Arimoclomol EAP and product sales of OLPRUVA. The changes in working capital consisted of $7.4 million related to a change in accounts payable and accrued expenses, $0.1 million related to a change in operating lease liabilities, $2.6 million related to a change in inventories, and $0.3 million related to a change in other liabilities; partially offset by $9.1 million related to a change in accounts and other receivables, $1.0 million related to a change in discount and rebate liabilities, and $0.1 million related to a change in operating lease right-of-use assets. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $2.1 million, interest expense of $0.2 million, and $1.9 million related to depreciation, amortization and other items; partially offset by a change in the fair value of warrant and CVR liability of $3.6 million.

For the three months ended March 31, 2023, net cash used in operating activities of $4.0 million consisted of a net loss of $13.2 million, partially offset by $0.6 million in adjustments for non-cash items and $7.1 million in changes in working capital. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the AZSTARYS License Agreement, Arimoclomol EAP and the consulting agreements The changes in working capital consisted of $0.7 million related to a change in prepaid expenses and other assets, $0.5 million related to a change in accounts and other receivables, $1.5 million related to a change in discount and rebate liabilities, $3.9 million related to a change in accounts payable and accrued expenses, $0.1 million related to a change in operating lease right-of-use assets, $0.1 million related to a change in inventories and $0.4 million related to a change in other liabilities, partially offset by $0.1 million related to a change in operating lease liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $0.6 million, non-cash severance expense of $0.4 million and $0.1 million related to depreciation, amortization and other items, partially offset by a change in the fair value adjustment related to investments of $0.2 million and a gain on foreign currency exchange rates of $0.2 million.

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $14.8 million, which was primarily attributable to maturities of investments.

For the three months ended March 31, 2023, net cash used in investing activities was $17.6 million, which was primarily attributable to purchases of investments.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $1.2 million, which was primarily attributable to proceeds from the issuance of stock.

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

Future Funding Requirements

While under applicable accounting principles factors exist that raise substantial doubt about our ability to continue as a going concern, based on our current operating forecast, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into 2026, subject to continuing compliance with our debt covenants. This estimate includes the ongoing reimbursements from the French expanded access program for arimoclomol, completion of the arimoclomol NDA resubmission, commercial activities to support the launch of arimoclomol, if approved, and completion of the KP1077 development program for IH up to NDA submission. This estimate does not include revenue from arimoclomol after potential FDA approval, or the potential sale of the priority review voucher of arimoclomol, which would be received at that time, as well, or the costs of a Phase 3 trial for KP1077 in narcolepsy. Certain of the milestones are associated with regulatory matters that are outside our control. In addition, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Potential near-term sources of additional funding include:

●	any royalties or net sales milestone payments generated under the AZSTARYS License Agreement;

●	any product sales under the Arimoclomol EAP;

●	any product sales of OLPRUVA;

●	any product sales of arimoclomol, if approved; and

●	any consulting services revenue generated under other potential consulting agreements;

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

Our critical accounting policies have not changed materially from those described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, management identified a material weakness in our internal control over financial reporting related to the accounting for warrants to purchase the Company's common stock. The material weakness in our internal control resulted in the restatement of the Company's consolidated financial statements as of and for the year ended December 31, 2022, and the condensed consolidated financial statements for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023, included in our Annual Report on Form 10-K.  The material weakness, which related to internal controls over the application of specific technical accounting guidance, was identified during the performance of our year-end control procedures.

Remediation of Material Weakness

We have implemented certain remedial measures including, but not limited to, a review of all existing accounting for warrants to purchase the Company’ s common stock to confirm compliance with GAAP prior to filing the consolidated financial statements as of and for the year ended December 31, 2023, with our Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider all the risk factors and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024, before investing in our common stock. Except as discussed below, there have been no material changes to the risk factors described in that report. If any of those risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of those risk factors and the other factors described in in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities AND Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

  None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

      None.

(c) Insider Trading Arrangements and Policies.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2023).
3.2	Amended and Restated Bylaws, as currently in effect, of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 28, 2024).
4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
10.1*†+	Credit Agreement dated as of April 5, 2024, by and among Zevra Therapeutics, Inc. and HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P., and Perceptive Credit Holdings IV, LP.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover page Interactive Data File (embedded within the Inline XBRL and combined in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
+	Certain portions of the exhibit, identified by the mark, “[*]”, have been omitted because such portions contained information that is both (i) not material and (ii) the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zevra Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ Neil F. McFarlane
Neil F. McFarlane
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)