Form 10-Q
period 2024-06-30
ZEVRA THERAPEUTICS, INC.
filed 2024-08-14
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, the registrant had 52,617,789 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	unaudited condensed CONSOLIDATED Financial Statements

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$39,260	$43,049
Securities at fair value	9,998	24,688
Accounts and other receivables	8,947	17,377
Prepaid expenses and other current assets	2,686	1,824
Total current assets	60,891	86,938
Inventories	10,198	9,841
Property and equipment, net	678	736
Operating lease right-of-use assets	911	790
Goodwill	4,701	4,701
Intangible assets, net	66,154	69,227
Other long-term assets	875	94
Total assets	$144,408	$172,327

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$20,452	$28,403
Line of credit payable	—	37,700
Current portion of operating lease liabilities	596	543
Current portion of discount and rebate liabilities	6,768	4,550
Other current liabilities	2,633	2,524
Total current liabilities	30,449	73,720
Long-term debt	58,328	5,066
Warrant liability	7,856	16,100
Operating lease liabilities, less current portion	544	456
Discount and rebate liabilities, less current portion	8,115	7,663
Other long-term liabilities	6,638	7,458
Total liabilities	111,930	110,463

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2024, or December 31, 2023	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 43,567,156 shares issued and 41,991,464 shares outstanding as of June 30, 2024; 43,110,360 shares issued and 41,534,668 shares outstanding as of December 31, 2023	4	4
Additional paid-in capital	479,361	472,664
Treasury stock, at cost	(10,983)	(10,983)
Accumulated deficit	(436,325)	(399,778)
Accumulated other comprehensive income (loss)	421	(43)
Total stockholders' equity	32,478	61,864
Total liabilities and stockholders' equity	$144,408	$172,327

See accompanying notes to unaudited condensed consolidated financial statements.

 ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue, net	$4,449	$8,470	$7,874	$11,646
Cost of product revenue (excluding $1,546 and $3,074 in intangible asset amortization for the three and six months ended June 30, 2024, respectively shown separately below)	3,573	677	3,748	802
Intangible asset amortization	1,546	—	3,074	—
Operating expenses:
Research and development	10,521	7,433	22,798	16,088
Selling, general and administrative	12,604	6,612	22,535	13,839
Total operating expenses	23,125	14,045	45,333	29,927
Loss from operations	(23,795)	(6,252)	(44,281)	(19,083)
Other income (expense):
Interest expense	(2,110)	(197)	(2,845)	(379)
Fair value adjustment related to warrant and CVR liability	5,779	2,118	9,406	575
Fair value adjustment related to investments	1	131	(26)	327
Interest and other income (expense), net	270	1,553	1,199	2,593
Total other income	3,940	3,605	7,734	3,116
Loss before income taxes	(19,855)	(2,647)	(36,547)	(15,967)
Income tax benefit	(70)	74	—	177
Net loss	$(19,925)	$(2,573)	$(36,547)	$(15,790)

Basic and diluted net loss per share of common stock:
Net loss	$(0.48)	$(0.08)	$(0.87)	$(0.46)
Weighted average number of shares of common stock outstanding:
Basic and diluted	41,899,087	33,898,233	41,839,582	34,180,818

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(19,925)	$(2,573)	$(36,547)	$(15,790)
Other comprehensive loss:
Foreign currency translation adjustment	280	(162)	464	(338)
Other comprehensive loss	280	(162)	464	(338)
Comprehensive loss	$(19,645)	$(2,735)	$(36,083)	$(16,128)

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (loss)	Equity
Balance as of January 1, 2024	$4	$472,664	$(10,983)	$(399,778)	$(43)	$61,864
Net loss	—	—	—	(16,622)	—	(16,622)
Stock-based compensation expense	—	2,119	—	—	—	2,119
Issuance of common stock in exchange for consulting services	—	56	—	—	—	56
Issuance of common stock as part of the Employee Stock Purchase Plan	—	71	—	—	—	71
Issuance of common stock for options exercised	—	1,146	—	—	—	1,146
Other comprehensive loss	—	—	—	—	184	184
Balance as of March 31, 2024	$4	$476,056	$(10,983)	$(416,400)	$141	$48,818
Net loss	—	—	—	(19,925)	—	(19,925)
Stock-based compensation expense	—	2,632	—	—	—	2,632
Issuance of common stock in exchange for consulting services	—	193	—	—	—	193
Issuance of common stock as part of the Employee Stock Purchase Plan	—	480	—	—	—	480
Other comprehensive loss	—	—	—	—	280	280
Balance as of June 30, 2024	$4	$479,361	$(10,983)	$(436,325)	$421	$32,478

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(in thousands)

		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	Stock, at cost	Deficit	Income	Equity
Balance as of January 1, 2023	$3	$436,269	$(7,536)	$(353,729)	$113	$75,120
Net loss	—	—	—	(13,217)	—	(13,217)
Stock-based compensation expense	—	945	—	—	—	945
Shares repurchased as part of the Share Repurchase Program	—	—	(3,447)	—	—	(3,447)
Issuance of common stock in exchange for consulting services	—	42	—	—	—	42
Other comprehensive loss	—	—	—	—	(176)	(176)
Balance as of March 31, 2023	$3	$437,256	$(10,983)	$(366,946)	$(63)	$59,267
Net income	—	—	—	(2,573)	—	(2,573)
Stock-based compensation expense	—	2,151	—	—	—	2,151
Issuance of common stock in exchange for consulting services	—	25	—	—	—	25
Issuance of common stock as part of the Employee Stock Purchase Plan	—	165	—	—	—	165
Other comprehensive loss	—	—	—	—	(162)	(162)
Balance as of June 30, 2023	$3	$439,597	$(10,983)	$(369,519)	$(225)	$58,873

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(36,547)	$(15,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,751	3,096
Inventory obsolescence charge	3,219	—
Non-cash interest expense	710	—
Depreciation and amortization expense	3,124	157
Fair value adjustment related to warrant and CVR liability	(9,406)	(481)
Fair value adjustment related to investments	26	(327)
Consulting fees paid in common stock	249	67
Loss (gain) on foreign currency exchange	188	(138)
Change in assets and liabilities:
Accounts and other receivables	8,430	(5,734)
Prepaid expenses and other assets	(862)	(335)
Inventories	(3,576)	125
Operating lease right-of-use assets	298	161
Accounts payable and accrued expenses	(8,602)	2,947
Discount and rebate liability	2,670	3,097
Operating lease liabilities	(278)	(216)
Other liabilities	332	622
Net cash used in operating activities	(35,274)	(12,749)

Cash flows from investing activities:
Purchases of property and equipment	—	(52)
Purchases of investments	(129)	(17,467)
Maturities of investments	14,793	34,000
Net cash provided by investing activities	14,664	16,481

Cash flows from financing activities:
Proceeds from issuance of debt, net of lender fees	58,990	12,800
Payment of third-party debt issuance costs	(2,091)	—
Repayment of debt	(42,700)	(13,007)
Proceeds from insurance financing arrangements	1,082	1,256
Proceeds from Employee Stock Purchase Plan	551	166
Payments of principal on insurance financing arrangements	(431)	(564)
Payments to repurchase shares as part of the Share Repurchase Program	—	(3,447)
Proceeds from issuance of stock	1,146	—
Repayment of principal on finance lease liabilities	—	(3)
Net cash provided by (used in) financing activities	16,547	(2,799)
Effect of exchange rate changes on cash and cash equivalents	274	(203)
Net (decrease) increase in cash and cash equivalents	(3,789)	730
Cash and cash equivalents, beginning of period	43,049	65,466
Cash and cash equivalents, end of period	$39,260	$66,196

Supplemental cash flow information:
Cash paid for interest	$2,135	$261

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Description of Business, Basis of Presentation, and Significant Transactions

Organization

Zevra Therapeutics, Inc. (the "Company") is a rare disease company combining science, data and patient needs to create transformational therapies for diseases with limited or no treatment options. The Company has a diverse portfolio of products and product candidates, which includes preclinical development programs, clinical stage pipeline and commercial stage assets. The Company’s pipeline includes arimoclomol, an orally-delivered, first-in-class investigational product candidate being developed for Niemann-Pick disease type C (“NPC”), which has been granted orphan drug designation, Fast-track designation, Breakthrough Therapy designation and rare pediatric disease designation for the treatment of NPC by the U.S. Food and Drug Administration ("FDA") and orphan medical product designation for the treatment of NPC by the European Medicines Agency ("EMA"). The arimoclomol New Drug Application ("NDA") for NPC was resubmitted to the FDA on December 21, 2023. On August 2, 2024, the FDA convened a meeting with the recently formed Genetic Metabolic Diseases Advisory Committee ("GeMDAC") to review the NDA for arimoclomol at which the GeMDAC voted favorably that the data supports that arimoclomol is effective in the treatment of patients with NPC. On August 9, 2024, the Company received the first round of arimoclomol labeling comments from the FDA and is evaluating the feedback. The FDA has assigned a PDUFA date of September 21, 2024. KP1077 is the Company's lead clinical development product candidate which is being developed as a treatment for idiopathic hypersomnia ("IH"), a rare neurological sleep disorder, and narcolepsy. KP1077 is comprised solely of serdexmethylphenidate (“SDX”), the Company's proprietary prodrug of d-methylphenidate ("d-MPH"). The FDA has granted KP1077 orphan drug designation for the treatment of IH. OLPRUVA® (sodium phenylbutyrate) for oral suspension is approved by the FDA for the treatment of urea cycle disorders ("UCDs"). The Company also has a pipeline of investigational product candidates, including celiprolol for the treatment of vascular Ehlers-Danlos syndrome in patients with a confirmed type III collagen mutation.

The Company changed its name from KemPharm, Inc. to Zevra Therapeutics, Inc. effective as of February 21, 2023. On March 1, 2023, following its name change, the Company's common stock began trading on the Nasdaq Global Select Market under the ticker symbol "ZVRA".

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2024, and 2023, the Company incurred a net loss of $36.5 million and $15.8 million, respectively, and as of June 30, 2024, has an accumulated deficit of $436.3 million. The Company has sustained operating losses for the majority of its corporate history and expects to continue to incur operating losses and negative operating cash flows until revenues reach a level sufficient to support ongoing operations.

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

Registration Statements on Form S-3

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

On June 4, 2024, the Company filed a registration statement on Form S-3 (File No. 333-279941) (the "June 2024 Registration Statement") under which the Company may sell securities, including as may be issuable upon conversion, redemption, repurchase, exchange or exercise of securities, in one or more offerings up to a total aggregate offering price of $350.0 million, $75.0 million of which was allocated to the sale of the shares of common stock issuable under the 2024 ATM Agreement (as described further below).  The registration statement was declared effective on June 13, 2024.

August 2024 Offering

On August 8, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the offering, issuance and sale by the Company of 9,230,770 shares of the Company’s common stock at a public offering price of $6.50 per share, pursuant to the June 2024 Registration Statement and a related prospectus supplement dated August 8, 2024 filed with the SEC (the "August 2024 Offering"). Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,384,615 shares of its Common Stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full on August 9, 2024. The August 2024 Offering closed on August 12, 2024.  Total shares issued were 10,615,385.  Net proceeds from the offering were approximately $64.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the offering to support the pre-commercial launch activities for arimoclomol, continued commercial support for OLPRUVA and the continued development of celiprolol and KP1077 through potential NDA filings and other general corporate purposes.

Based on the planned use of proceeds, the Company believes that the net proceeds from the August 2024 Offering and its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2027, subject to continuing compliance with the Company's debt covenants.

Entry into 2024 ATM Agreement

On July 12, 2024, the Company entered into an equity distribution agreement (the "2024 ATM Agreement") with Citizens JMP Securities LLC ("Citizens JMP") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as its sales agent. The issuance and sale, if any, of common stock by the Company under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement.

Termination of 2021 ATM Agreement

On  July 2, 2021, the Company entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to the registration statement on Form S-3 (File No. 333-257661) which was declared effective on July 12, 2021, the accompanying prospectus, and the related prospectus supplement dated July 12, 2021. JMP and RBCCM  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. As of June 30, 2024, no shares have been issued or sold under the 2021 ATM Agreement. The 2021 ATM Agreement terminated on July 11, 2024.

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

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the useful lives of property and equipment, the recoverability of long-lived assets, the incremental borrowing rate for leases, and assumptions used for purposes of determining stock-based compensation, income taxes, the fair value of investments and the fair value of the warrant liabilities, contingent value right ("CVR") liabilities and discount and rebate liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Investments

The Company maintains investment securities that are classified as available-for-sale securities for which the Company has elected the fair value option under Accounting Standards Codification ("ASC") 825, Financial Instruments ("ASC 825"). As such, these securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the unaudited condensed consolidated statements of operations. The securities primarily consist of U.S. Treasury securities and are included in securities at fair value in the unaudited condensed consolidated balance sheets. As of June 30, 2024, and December 31, 2023, the Company held securities with an aggregate fair value of $10.0 million and $24.7 million, respectively, that contained aggregate unrealized (losses) gainsof approximately ($0.1) million and $0.6 million, respectively. Applying fair value accounting to these debt securities more accurately represents the Company's investment strategy due to the fact that excess cash is currently being invested for the purpose of funding future operations. Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities. Interest income is included in interest and other income, net in the unaudited condensed consolidated statements of operations.

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

This assessment requires judgement in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. As of June 30, 2024, and December 31, 2023, the Company identified Acer to be the Company's sole interest in a VIE (Note L). As Zevra is the final decision maker for all of Acer's research, development, and commercialization of drug candidates that it is producing, the Company directs the activities of Acer that most significantly impact its performance. Therefore, the Company is the primary beneficiary of this VIE for accounting purposes.

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

The Company may scale-up and make commercial quantities of its product candidates prior to the date it anticipates that such product will receive final regulatory approval. The scale-up and commercial production of pre-launch inventory involves the risk that such products may not be approved for marketing on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventory of product that have not received final regulatory approval when the Company believes such action is appropriate in relation to the commercial value of the product launch opportunity. Inventory manufactured prior to regulatory approval is recorded as research and development expense until regulatory approval for the product is obtained. Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign. The cost of finished goods inventory that is shipped to a customer to support the Company’s patient assistance programs is expensed when those shipments take place. As of June 30, 2024, and December 31, 2023, the Company did not have pre-launch inventory that qualified for capitalization.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product revenue in the statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Additionally, the Company’s product is subject to strict quality control and monitoring that it performs throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, the Company will record a charge to cost of product revenue, to write-down any unmarketable inventory to its estimated net realizable value. For the three and six months ended June 30, 2024, the Company recognized a charge of approximately $3.2 million related to write-downs for unmarketable inventory. No such write downs were recognized for the three and six months ended June 30, 2023.

Foreign currency

Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the unaudited condensed consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income/loss in the accompanying unaudited condensed consolidated statements of stockholders’ equity.

Debt Issuance Costs

Debt issuance costs incurred in connection with financing arrangements are recorded as a reduction of the related debt on the balance sheet and amortized over the life of the respective financing arrangement using the effective interest method.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480") and FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

New Accounting Pronouncements Not Yet Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023- 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

C.	Inventories

	June 30,	December 31,
	2024	2023
Raw materials	$4,822	$2,938
Work in progress	3,321	1,884
Finished goods	2,055	5,019
Total inventory	$10,198	$9,841

D.	Debt Obligations

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Notes payable	$60,484	$—
Secured promissory note	—	5,000
Unamortized original issue (discount) premium	(938)	148
Less: debt issuance costs	(1,218)	(82)
	$58,328	$5,066

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

Line of Credit

On January 26, 2023, the Company and Wells Fargo, as lender, entered into a revolving margin account agreement. The Company's investments were used as collateral for the loan and the amount the Company was able to borrow was limited to 80-90% of its outstanding investment balance held with Wells Fargo. The margin account bore interest at the Prime rate minus 225 basis-points. In April 2024, the Company repaid the outstanding balance under the margin account with Wells Fargo, and upon such repayment, the margin capabilities were removed from the account. As of December 31, 2023, $37.7 million was outstanding under the margin account.

Term Loans

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

The principal amount of the Term Loans outstanding (the “Outstanding Principal Amount”) will bear interest at a rate equal to 3-Month Term SOFR plus 7.00% per annum. If the net product sales for the calendar year ending December 31, 2025, exceed $100.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.00% per annum. If the net product sales for the calendar year ending December 31, 2025, do not exceed $100.0 million, then for any subsequent period of four consecutive fiscal quarters ending on or after March 31, 2026, in which net product sales exceed $125.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.50% per annum. In all cases, the 3-Month Term SOFR rate will be subject to a floor of 4.00% per annum. Interest will be payable quarterly in arrears on the last day of each calendar quarter. The Company has the option to pay up to 25% of the interest in-kind beginning on the Term Loans Closing Date, through and including June 30, 2026. The Company has recognized approximately $0.4 million of interest-in-kind as of June 30, 2024, which is included in long-term debt in the unaudited condensed consolidated balance sheet. The Term Loans will mature on the fifth anniversary of the Term Loans Closing Date. In connection with the Credit Agreement, the Company incurred approximately $2.2 million of costs, which primarily consisted of underwriting, legal and other professional fees, and are included as a reduction to the carrying amount of the related debt liability and are deferred and amortized over the remaining life of the financing using the effective interest method.

The Credit Agreement contains customary affirmative and negative covenants by the Company, which among other things, will require the Company to provide certain financial reports to the Lenders within 60 days after the end of each of the first three fiscal quarters of each fiscal year and 105 days after the end of each fiscal year, meet certain minimum net product sales amounts, and limit the ability of the Company to incur or guarantee additional indebtedness, engage in certain transactions, and effect a consolidation or merger without consent. In addition, as long as the line of credit remains active, the Company must maintain a minimum cash balance of $20.0 million to ensure the Company can meet its immediate capital needs. The obligations of the Company under the Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, covenant defaults, insolvency, material judgments, or inaccuracy of representations and warranties. The Term Loans are secured by a first priority perfected lien on, and security interest in, substantially all current and future assets of the Company. The proceeds of the Term Loans were used to refinance certain existing indebtedness of the Company and its subsidiaries. The Company will use the remaining proceeds to pay fees and expenses related to the debt financing and fund the development and commercialization of OLPRUVA, and arimoclomol, if approved.

Future minimum principal payments under the Term Loans as of June 30, 2024, were as follows (in thousands):

Year Ending December 31,
2024 (excluding the six months ending June 30, 2024)	$—
2025	—
2026	—
2027	—
2028	—
Thereafter	60,442
Total minimum payments	60,442
Less: unamortized debt discount, debt issuance costs and paid in kind interest	(2,114)
Secured promissory note, net	$58,328

E.	Revenue, net

Licensing Agreements

AZSTARYS License Agreement

The Company entered into a Collaboration and License Agreement (the “AZSTARYS License Agreement”) with Commave Therapeutics SA ("Commave"), an affiliate of Gurnet Point Capital. Under the AZSTARYS License Agreement, as amended, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-MPH, including AZSTARYS, or any other product candidates containing SDX and developed to treat ADHD or any other central nervous system disorder. Corium Inc. was tasked by Commave to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement. Pursuant to the AZSTARYS License Agreement, Commave agreed to pay milestone payments up to an aggregate of $590.0 million upon the occurrence of specified regulatory milestones related to AZSTARYS, additional fixed payments upon the achievement of specified U.S. sales milestones, and quarterly, tiered royalty payments based on a range of percentages of net sales (as defined in the AZSTARYS License Agreement). Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

The AZSTARYS License Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer / vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the AZSTARYS License Agreement.

The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the three and six months ended June 30, 2024, the Company recognized $1.3 million and $2.5 million of revenue under the AZSTARYS License Agreement, respectively, primarily related to royalties.  For the three and six months ended June 30, 2023, the Company recognized revenue under the AZSTARYS License Agreement of $5.7 million and $6.3 million, respectively, which includes recognition of a $5.0 million net sales milestone that was met in June 2023. There was no deferred revenue related to this agreement as of June 30, 2024, or December 31, 2023.

In accordance with the terms of the Company’s Termination Agreement with Aquestive Therapeutics ("Aquestive") dated March 20, 2012, Aquestive has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to AZSTARYS or KP1077 under the AZSTARYS License Agreement.

Relief Exclusive License Agreement

As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics SA ("Relief") entered into an exclusive license agreement on August 30, 2023 (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the European Union, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia ("Geographical Europe"). The Company will have the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe. For the three and six months ended June 30, 2024, the Company did not recognize any revenue under the Relief License Agreement. There was no deferred revenue related to this agreement as of June 30, 2024, and December 31, 2023. For further discussion of the Relief License Agreement, see Note L.

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

The French Health Authorities and the manufacturer have agreed to a price for sales during the French nATU, but the final transaction price depends on the terms and conditions in the contracts with the French Health Authorities and is subject to price negotiations with the French Health Authorities following market approval. Any excess in the price charged the manufacturer compared to the price agreed with the health authorities once the drug product is approved in France must be repaid. The repayment is considered in the clawback liability (rebate). An estimate of net revenue and clawback liability are recognized using the ‘expected value’ method. Accounting for net revenue and clawback liability requires determination of the most appropriate method for the expected final transaction price. This estimate also requires assumptions with respect to inputs into the method, including current pricing of comparable marketed products within the rare disease area in France. Management has considered the expected final sales price as well as the price of similar drug products. The Company is operating within a rare disease therapeutic area where there is unmet treatment need and hence a limited number of comparable commercialized drugs products. The limited available relevant market information for directly comparable commercialized drugs within rare disease increases the uncertainty in management's estimate.

For the three and six months ended June 30, 2024, the Company recognized revenue related to the Arimoclomol EAP in France of $3.1 million and $5.4  million, respectively, which is net of a clawback liability of $1.7 million and $3.0 million, respectively, and other gross to net adjustments. For the three and six months ended June 30, 2023, the Company recognized revenue related to the Arimoclomol EAP in France of $2.8 million and $4.5 million, respectively, which is net of a clawback liability of $1.6 million and $3.4 million, respectively, and other gross to net adjustments. The total estimated reserve liability as of June 30,  2024, and December 31, 2023, w as $14.9 million and $12.2  million, respectively. As of June 30, 2024, and December 31, 2023, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

OLPRUVA Product Sales

On December 27, 2022, the FDA approved OLPRUVA (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the long-term management of adults and children with UCDs weighing 44 pounds (20 kg) or greater and with a body surface area of 1.2m2 or greater. On November 17, 2023, the Company acquired OLPRUVA in connection with the Merger (Note L). To commercialize OLPRUVA for oral suspension in the U.S. the Company has built marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or making arrangements with third parties to perform these services. The Company's current distributor for sales of OLPRUVA is a single specialty pharmacy provider. However, the Company intends to establish additional distributors such as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of its products.

For the three and six months ended June 30, 2024, sales of OLPRUVA were de minimis.

Accounts and Other Receivables

Accounts and other receivables consist of receivables from product sales, receivables under the AZSTARYS License Agreement and Arimoclomol EAP, as well as income tax receivables and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and royalties on product sales. Receivables under the Arimoclomol EAP are recorded for product sales under the French nATU. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. As of June 30, 2024, the Company had receivables related to the Arimoclomol EAP of $5.2 million, AZSTARYS License Agreement of $1.5 million, and other receivables of $2.3 million. As of  December 31, 2023, the Company had receivables related to the Arimoclomol EAP of $4.7 million, AZSTARYS License Agreement of $11.4 million, and other receivables of $1.3 million. As of June 30, 2024, and December 31, 2023, no reserve or allowance for doubtful accounts had been established.

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

On June 19, 2024, the Company entered into a confidential fee agreement (the "Fee Agreement") to settle the above stockholder litigation matters related to the Merger. The parties to the Fee Agreement were entitled to an aggregate payment of approximately $0.3 million, which was paid during the second quarter of 2024.

As of June 30, 2024, and  December 31, 2023,no accruals were made related to commitments and contingencies.

G.	Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of June 30, 2024, and December 31, 2023, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 43,567,156 and 43,110,360 shares of common stock were issued as of June 30, 2024, and December 31, 2023, respectively, and 41,991,464 and 41,534,668 shares of common stock were outstanding as of June 30, 2024, and December 31, 2023, respectively.

As of  June 30, 2024 and December 31, 2023, the Company had reserved authorized shares of common stock for future issuance as follows:

	June 30, 2024	December 31, 2023
Outstanding awards under equity incentive plans	9,849,495	8,023,142
Outstanding common stock warrants	5,483,537	5,603,729
Possible future issuances under equity incentive plans	3,824,574	1,728,885
Possible future issuances under employee stock purchase plans	1,242,425	1,340,172
Total common shares reserved for future issuance	20,400,031	16,695,928

Common Stock Activity

The following table summarizes common stock activity for the six months ended June 30, 2024:

Shares of Common Stock
Balance as of January 1, 2024	41,534,668
Common stock issued as compensation to third parties	9,000
Common stock issued as a result of stock options exercised	306,826
Balance as of March 31, 2024	41,850,494
Common stock issued as a result of the Employee Stock Purchase Plan	97,747
Common stock issued as compensation to third parties	41,820
Common stock issued as a result of stock options exercised	1,403
Balance as of June 30, 2024	41,991,464

Authorized, Issued, and Outstanding Preferred Stock

As of June 30, 2024, and December 31, 2023, the Company had 10,000,000 shares of authorized preferred stock, none of which were designated, issued, or outstanding.

Warrants to Purchase Common Stock

The Company has issued warrants to purchase common stock to various third parties, of which 5,483,537 remain outstanding as of June 30, 2024, and are immediately exercisable. These warrants qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net loss per share calculation (Note J). The Company may be required to redeem these warrants for a cash amount equal to the Black-Scholes value of the portion of the warrants to be redeemed (the “Put Option”).

In connection with the Merger (Note L), in November 2023, the Company directly issued to certain investors an aggregate of 1,382,489 shares of its common stock, par value $0.0001 per share, and accompanying warrants to purchase up to 1,382,489 shares of its common stock (the "2023 Warrants") at a combined offering price of $4.34 per share of common stock and the Warrants and an aggregate of 917,934 shares of its common stock in exchange for the cancellation of a warrant to purchase 2,920,306 shares of common stock of Acer. The Warrants are immediately exercisable and expire on November 22, 2028. The Company used the net proceeds of approximately $6.0 million from the offering for general corporate purposes. These warrants are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of June 30, 2024, and December 31, 2023, none of the warrants have been exercised. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock.

The Company determined that its outstanding warrants and the Put Option should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the unaudited condensed consolidated statements of operations as a fair value adjustment related to warrant and CVR liability. As of June 30, 2024, and December 31, 2023, the fair value of the liability associated with these warrants and the Put Option was approximately $7.9 million and $16.1 million, respectively. The fair value adjustment related to these warrants and the Put Option was approximately $3.6 million and $8.2 million of income for the three and six months ended June 30, 2024, respectively. The fair value adjustment related to these warrants and the Put Option was approximately $2.1 million and $0.6 million of income for the three and six months ended June 30, 2023, respectively.

H.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in  April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan is 9,932,883 as of June 30, 2024. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on  January 1 of each year, until and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on  January 1, 2024, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,661,386 shares.

During the three and six months ended June 30, 2024, 16,875, and 733,750 stock options were exercised, respectively. During the three and six months ended June 30, 2023, no stock options were exercised.

In  June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), following its adoption by the Board in April 2021. The maximum number of shares of common stock that  may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of June 30, 2024, 257,575 shares have been issued under the ESPP.

In January 2023, the Board approved the 2023 Employment Inducement Award Plan (the "2023 Plan"). The maximum number of shares of common stock that were initially available for issuance under the 2023 Plan was 1,500,000. In February 2024, the Board approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock available for issuance under the 2023 Plan from 1,500,000 to 4,500,000 shares.

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

Stock-based compensation expense recorded under the Incentive Stock Plan, A&R 2014 Plan, ESPP and 2023 Plan is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$1,028	$731	$1,881	$1,303
Selling, general and administrative	1,604	372	2,870	1,793
Total stock-based compensation expense	$2,632	$1,103	$4,751	$3,096

There was no stock-based compensation expense related to performance-based awards recognized during the six months ended June 30, 2024, and 2023.

I.	Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2024, and December 31, 2023 (in thousands):

	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CVR liability (Note L)	6,100	$—	$—	$6,100
Warrant liabilities	7,856	—	—	7,856
Total liabilities	$13,956	$—	$—	$13,956
	—
Securities:
U.S. Treasury securities	9,998	9,998	—	—
Total assets	$9,998	$9,998	$—	$—

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CVR liability (Note L)	$7,262	$—	$—	$7,262
Warrant liabilities	16,100	—	—	16,100
Total liabilities	$23,362	$—	$—	$23,362

Securities:
U.S. Treasury securities	$24,688	$24,688	$—	$—
Total assets	$24,688	$24,688	$—	$—

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.27% - 4.77%	3.76% - 4.12%
Volatility	57.09% - 86.67%	62.01% - 92.42%
Dividend yield	0%	0%
Expected term (years)	1.5 - 4.4	2.0 - 4.9
Weighted average fair value	$1.43	$2.94

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Balance as of December 31, 2023	$16,100
Change in fair value measurement	(8,244)
Balance as of June 30, 2024	$7,856

For thesix months ended June 30, 2024, and 2023, the changes in fair value of the warrant liabilities primarily resulted from the volatility of the Company's common stock and the change in the risk-free interest rates.

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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Awards under equity incentive plans	9,849,495	7,027,739	9,849,495	7,027,739
Common stock warrants	5,483,537	4,252,490	5,483,537	4,252,490
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	15,333,032	11,280,229	15,333,032	11,280,229

A reconciliation from net loss to basic and diluted net loss per share of common stock for the six months ended June 30, 2024, and 2023, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per share of common stock:

Net loss, basic and diluted	$(19,925)	$(2,573)	$(36,547)	$(15,790)
Weighted average number of shares of common stock outstanding, basic and diluted	41,899	33,898	41,840	34,181
Basic and diluted net loss per share of common stock	$(0.48)	$(0.08)	$(0.87)	$(0.46)

K.	Leases

The Company has operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. The Company determines if an arrangement is a lease at contract inception. Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company does not separate lease and non-lease components. Leases with a term of twelve (12) months or less at commencement are not recorded on the unaudited condensed consolidated balance sheets. Lease expense for these arrangements is recognized on a straight-line basis over the lease term. The Company's leases have remaining lease terms of less than 1 year to approximately 3 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year.

Effective  June 1, 2021, the Company agreed to sublease office space in Florida, comprised of one of the two contiguous suites, under a non-cancelable operating lease, which expires in  February 2026.

The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Cost	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$12	$32	$24	$64
Interest on lease liabilities	—	—	—	—
Total finance lease cost	12	32	24	64
Operating lease cost	118	114	211	227
Short-term lease cost	59	55	118	110
Variable lease cost	—	13	13	26
Less: sublease income	(39)	(39)	(78)	(78)
Total lease costs	$150	$175	$288	$349

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$—	$3
Operating cash flows from operating leases	263	284
Operating cash flows from short-term leases	118	110
Operating cash flows from variable lease costs	13	26

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	419	—

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	June 30,	December 31,
	2024	2023
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(906)	(882)
Property and equipment, net	$125	$149

Other current liabilities	$—	$—
Other long-term liabilities	—	—
Total finance lease liabilities	$—	$—

Operating Leases
Operating lease right-of-use assets	$911	$790
Total operating lease right-of-use assets	$911	$790

Current portion of operating lease liabilities	$596	$543
Operating lease liabilities, less current portion	544	456
Total operating lease liabilities	$1,140	$999

Weighted Average Remaining Lease Term
Operating leases (in years)	3	2

Weighted Average Discount Rate
Finance leases	0.0%	14.3%
Operating leases	8.5%	7.6%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2024 (excluding the six months ended June 30, 2024)	$—	$332
2025	—	532
2026	—	141
2027	—	130
2028	—	154
Thereafter	—	39
Total lease payments	—	1,328
Less: future interest expense	—	(188)
Lease liabilities	$—	$1,140

L.	Merger

On August 30, 2023, in connection with the Merger Agreement with Acer, the following transactions occurred prior to Closing:

●

Bridge Loan - Zevra and Acer entered into a bridge loan agreement (the “Bridge Loan Agreement”), providing for Zevra to make loans to Acer up to an aggregate principal amount of $16.5 million. The Bridge Loan was provided to Acer to support its termination agreement with Relief Therapeutics Holding SA and to provide Acer with working capital, including for payments of accounts payable to support the commercial launch of OLPRUVA and the development of celiprolol pending the Merger’s closure. On October 31, 2023, the Company and Acer entered into an amendment to the Bridge Loan Agreement, which increased the aggregate principal amount available under the loan from $16.5 million to $18.0 million.

●

Purchase of Acer’s Term Loans - Zevra purchased certain indebtedness of Acer held by Nantahala. Under the loan purchase with Nantahala, Zevra purchased (i) an original senior secured term loan facility made available to Acer in an aggregate amount of $6.5 million and funded on March 14, 2022, and (ii) an additional senior secured term loan made to Acer in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 for (1) $12.0 million in cash; (2) 98,683 shares of Zevra Common Stock; and (3) a secured Promissory Note payable by Zevra to Nantahala in the original principal amount $5.0 million. These were recorded as receivables from Acer and were treated as a settlement of a preexisting relationship in connection with the closing of the transaction and recorded as a component of purchase consideration.

●

Purchase of Acer’s Convertible Notes (“Marathon Convertible Notes”) - Under the Note Purchase Agreement with Nantahala, Zevra purchased the Marathon Convertible Notes that Nantahala had acquired on June 16, 2023. Zevra acquired the Marathon Convertible Notes in exchange for the issuance of 2,171,038 shares of Zevra Common Stock at $5.0667 per share for a total purchase price of $11.0 million.

●

Amendment to IP License Agreement and IP Termination Agreement - As a condition to entering into the Merger Agreement, Acer and Relief entered into the Exclusive License Agreement and the Termination Agreement terminating the collaboration and license agreement, dated March 19, 2021, by and between Acer and Relief. Pursuant to the Exclusive License Agreement, Relief holds exclusive development and commercialization rights for OLPRUVA in Geographical Europe. Acer has the right to receive a royalty of up to 10.0% of the net sales of OLPRUVA in Geographical Europe. In accordance with the terms of the Termination Agreement, Relief received an upfront payment from Acer of $10.0 million (which payment was funded with the Bridge Loan described above) with an additional payment of $1.5 million due on the first-year anniversary of the $10.0 million payment. Acer also agreed to pay a 10.0% royalty on net sales of OLPRUVA worldwide, excluding Geographical Europe, and 20.0% of any value received by Acer from certain third parties relating to OLPRUVA licensing or divestment rights, all of the foregoing which are capped at $45.0 million, for total payments to Relief of up to $56.5 million.

In connection with the closing of the Merger on November 17, 2023, each share of common stock of Acer was converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share, and (ii) one non-transferable CVR to be issued by Zevra, which will represent the right to receive one or more contingent payments up to an additional $76 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

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

The preliminary fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined using an income approach based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques. These preliminary fair values are subject to change within the one-year measurement period. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill acquired represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The marketed product asset is amortized on a straight-line basis over its estimated useful life. As of June 30, 2024, the in-process research and development ("IPR&D") project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization.

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

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Pro forma revenue	$8,470	$11,646
Pro forma net loss	(8,211)	(28,863)

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

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the CVRs (dollars in thousands):

Balance at December 31, 2023	$7,262
Change in fair value recognized in earnings	(1,162)
Balance at June 30, 2024	$6,100

For thesix months ended June 30, 2024, the Company recorded a $1.2 million gain on the change in fair value of contingent consideration, primarily due to changes in market data and revenue projections.

M.	Goodwill & Intangible Assets

The Company's goodwill balance was $4.7 million as of June 30, 2024, and December 31, 2023.

As of June 30, 2024, and December 31, 2023, non-amortizable intangible assets include IPR&D of $2.0 million

As of June 30, 2024 , and December 31, 2023 , the Company had a definite-lived intangible asset, net related to the acquisition of OLPRUVA as a result of the Merger of $64.2 million and $67.2 million, respectively. This is amortized on a straight-line basis over its estimated economic life of eleven years and is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was $1.5 million and $3.1 million for the three and  six months ended June 30, 2024 . No amortization expense related to definite-lived intangible assets was recognized for the three and  six months ended June 30, 2023 .

For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to June 30, 2024, is expected to be $6.2 million per year.

N.	Subsequent Events

The Company evaluated events and transactions occurring subsequent to June 30, 2024, through August 13, 2024, the date the accompanying unaudited condensed consolidated financial statements were issued. During this period, other than the August 2024 Offering and the related entry into the Underwriting Agreement, the entry into the Equity Distribution Agreement, the Genetic Metabolic Diseases Advisory Committee meeting, and receipt of the first round of arimoclomol labeling comments from the FDA, all of which are disclosed in Note A, there were no subsequent events that required recognition in the accompanying unaudited condensed consolidated financial statements, nor were there any additional non-recognized subsequent events that required disclosure.

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

Following the U.S. approval of AZSTARYS® (further described below) in March 2021, we undertook a strategic process to evaluate how to leverage and potentially augment the Company’s existing capabilities while also considering where to invest in our pipeline to generate long-term shareholder value. With a track record of drug development success leading to approvals for products which had either difficult pathways to approval or where approvals were won following a complete response letter (“CRL”) from the U.S. Food and Drug Administration ("FDA"), the Company determined to focus its expertise on rare disease indications, as well as seeking value-creating opportunities by building and directly commercializing product candidates in lieu of an out-licensing model. We are executing on this balanced approach by building a culture that is patient-focused and driven by our commitment to developing and making available therapies which address the myriad unmet needs within the rare disease community.

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

In May 2022, we purchased all of the assets and operations of Orphazyme A/S related to arimoclomol, settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million, and agreed to assume an estimated reserve clawback liability of $5.2 million related to revenue generated from Orphazyme’s Expanded Access Program in France (the "Arimoclomol EAP").

On November 17, 2023, Zevra completed the acquisition of Acer Therapeutics, Inc. ("Acer"). Pursuant to the Merger Agreement, Acer continues as a wholly-owned subsidiary of Zevra (the "Merger"). The Merger included the acquisition of OLPRUVA® (sodium phenylbutyrate) for oral suspension, which was approved by the FDA on December 27, 2022, for the treatment of certain urea cycle disorders ("UCDs"). Acer also had a pipeline of investigational product candidates, including celiprolol for the treatment of Vascular Ehlers-Danlos syndrome ("VEDS") in, patients with a confirmed type III collagen (COL3A1) mutation. At the effective time of the Merger (the "Effective Time"), each share of common stock of Acer, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time (excluding cancelled shares and any shares held by holders who have exercised their appraisal rights) were converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share, and (ii) one non-transferable contingent value right (“CVR”) issued by Zevra, which represents the right to receive one or more contingent payments up to an additional $76.0 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

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

Our Product Candidates and Approved Products

We have built a diverse portfolio of products and product candidates through a combination of internal development and strategic investments through acquisition. For example, we have employed our proprietary Ligand Activated Technology ("LAT") platform to develop approved products (e.g., AZSTARYS), and clinical development candidate (KP1077IH and KP1077N). Through our business development efforts, we have added a commercial product (OLPRUVA), and clinical development candidates (arimoclomol, celiprolol). We furthermore have a variety of product candidates and compounds that are early-stage, pre-clinical and clinical-stage designed to address a variety of rare diseases and other indications.

Currently active commercial products and development assets are summarized in the table below:

Active Zevra Commercial and Development Assets

Parent Drug	Indication	Product / Candidate	Development Status	Next Milestone(s)
Sodium phenylbutyrate	Urea Cycle Disorders (UCD)	OLPRUVA	FDA Approved	Tracking Commercial Progress
Arimoclomol	Niemann Pick disease type C (NPC)	Arimoclomol	Pending FDA Review	PDUFA target date September 21, 2024
Celiprolol	Vascular Ehlers Danlos Syndrome (VEDS)	Celiprolol	Clinical - Phase 3	Phase 3 ongoing
Serdexmethylphenidate	Idiopathic Hypersomnia (IH)	KP1077IH	Clinical - Phase 2	Evaluation of potential Phase 3 Trial
Serdexmethylphenidate	Narcolepsy	KP1077N	Clinical - Phase 1/2	Evaluation of next steps based on potential Phase 3 Trial for KP1077IH
Serdexmethylphenidate and dexmethylphenidate	Attention Deficit and Hyperactivity Disorder (ADHD)	AZSTARYS	FDA Approved and Partnered	Collecting royalties and milestones

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

UCDs are a group of rare, genetic disorders that can cause harmful ammonia to build up in the blood, potentially resulting in brain damage and neurocognitive impairments, if ammonia levels are not controlled. Any increase in ammonia over time is serious. Therefore, it is important to adhere to any dietary protein restrictions and have alternative medication options to help control ammonia levels. Approximately 1 in 100,000 people have UCD, and there are an estimated 800 patients who are actively treated with nitrogen scavenging therapy in the U.S. While there are therapies currently approved for the treatment of UCDs - specifically RAVICTI®, marketed by Amgen, Inc. (formerly Horizon Therapeutics) and PHEBURANE®, marketed by Medunik USA - there remain unmet needs for this community of patients. OLPRUVA offers benefits over other UCD treatments by eliminating issues with palatability, offering improved portability with its single-dose envelopes, and it comes in a dosage that is personalized to the patient based on weight.

To commercialize OLPRUVA for oral suspension in the U.S. we have built marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or making arrangements with third parties to perform these services. During the quarter ended December 31, 2023, we began generating revenue from the sale of OLPRUVA in the U.S. For additional information regarding the Merger, see Note L of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Zevra has a partnership with Relief Therapeutics who has rights to commercialize OLPRUVA in various European Union {EU} countries, if approved. In addition, Zevra pays royalties of 10% of U.S. net sales plus milestones to Relief Therapeutics.

During the first half of 2024, we initiated the commercial launch of OLPRUVA in the U.S.  We have focused our initial efforts on the approximately 40 metabolic treatment centers of excellence across the United States which treat the majority of UCD patients to build awareness with physicians regarding the benefits of OLPRUVA.  In the months since launch, our team has been able to engage with more than 90% of our customers.  We have seen meaningful growth in reimbursement coverage, which was approximately 55% of U.S. covered lives at the time of acquisition, to now approximately 75%.

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

Arimoclomol

Arimoclomol is our product candidate being developed for the treatment of Niemann-Pick disease type C ("NPC"), an ultra-rare neurodegenerative lysosomal storage disorder ("LSD"). Arimoclomol is an orally delivered, first in-class investigational product candidate which has been granted orphan drug designation, Fast-Track designation, Breakthrough Therapy designation and rare pediatric disease designation for the treatment of NPC by the FDA, and orphan medicinal product designation for the treatment of NPC by the European Commission. The arimoclomol New Drug Application ("NDA") was submitted to the FDA on December 21, 2023, and is currently undergoing review by the FDA. On August 2, 2024, the FDA convened a meeting with the recently formed Genetic Metabolic Diseases Advisory Committee to review the NDA for arimoclomol at which the GeMDAC voted favorably that the data supports that arimoclomol is effective in the treatment of patients with NPC. On August 9, 2024, the Company received the first round of arimoclomol labeling comments from the FDA and is evaluating the feedback. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) date of September 21, 2024.  We believe that, if approved by the FDA, arimoclomol will be eligible to receive a Rare Pediatric Disease Priority Review Voucher ("PRV"), which is transferrable.

As an LSD, NPC is characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 to 130,000 live births. We estimate that there are approximately 1,800 individuals with NPC in the U.S. and Europe, of these, approximately 300 have been diagnosed in the U.S. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options could increase awareness of the disease and assist in more accurately identifying patients. Effective therapies to treat NPC are desperately needed, and for this reason, arimoclomol is currently being made available to NPC patients in the United States, France, Germany, and other EU member states under various expanded access programs ("EAPs").

On September 16, 2020, the previous sponsor of the arimoclomol program, Orphazyme, submitted an NDA to the FDA, seeking approval for arimoclomol to treat NPC. In June 2021, the FDA issued a complete response letter ("CRL"), meaning it determined that it could not approve the NDA in its present form.

Zevra acquired the assets of Orphazyme A/S ("Orphazyme") in May 2022, and took over the responsibility for arimoclomol, including the preparation and resubmission of the NDA designed to respond to the FDA’s specific deficiencies identified in the CRL and feedback in subsequent meetings between the FDA and Orphazyme. Since that time, we have worked diligently to characterize the meaningful evidence of safety and efficacy of arimoclomol for its intended use and the substantial data generated since the CRL, including the recently completed four-year open-label safety trial, an interim analysis of which was presented at the 19th WorldSymposiumTM in February 2023. Upon fulfilling the randomized double-blinded portion of the Phase 2/3 clinical trial, both placebo- and arimoclomol-treated patients were given the option to continue into the four-year (48 month) open-label-extension ("OLE"), phase of the study with arimoclomol treatment provided in addition to their current standard of care. We believe that the results from this analysis, based on up to four years of continuous treatment, suggest that arimoclomol may reduce the long-term progression of NPC.

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

In January 2024, the FDA acknowledged receipt of the resubmission and, under PDUFA, deemed the arimoclomol NDA resubmission to be a Class II complete response which has a six-month review period from the date of resubmission. On March 4, 2024, we announced that the FDA had extended the review period for the NDA for arimoclomol and set a new PDUFA date of September 21, 2024. The FDA also presented the resubmission for discussion at an advisory committee meeting in August 2024. On August 2, 2024, the FDA convened a meeting with the recently formed Genetic Metabolic Diseases Advisory Committee to review the NDA for arimoclomol at which the GeMDAC voted favorably that the data supports that arimoclomol is effective in the treatment of patients with NPC.

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

●	Extensive clinical experience with favorable safety data. No significant safety findings have been reported with more than 600 patients treated in various clinical trials and through our EAPs.

●

Advantageous regulatory designations. Arimoclomol has been granted orphan drug designation, Fast Track designation, and Breakthrough Therapy designation for the treatment of NPC. If approved for the treatment of NPC, we believe arimoclomol will be eligible to receive a PRV.

Celiprolol

The Merger with Acer included the acquisition of celiprolol. We are advancing celiprolol as an investigational product candidate for the treatment of VEDS in patients with a confirmed type III collagen (COL3A1) mutation.  Celiprolol is a selective adrenergic modulator (“SAM“) and, if we receive the first approval in the U.S. for celiprolol, we believe it would be deemed a new chemical entity (“NCE”) in the U.S. Celiprolol is currently approved in the EU for the treatment of hypertension and angina.

Ehlers-Danlos Syndrome is an inherited disorder caused by mutations in the genes responsible for the structure, production, or processing of collagen, an important component of the connective tissues in the human body, or proteins that interact with collagen. VEDS causes abnormal fragility in blood vessels, which can give rise to aneurysms, abnormal connections between blood vessels known as arteriovenous fistulas, arterial dissections, and spontaneous vascular ruptures, all of which can be potentially life-threatening. Gastrointestinal and uterine fragility or rupture also commonly occur in VEDS patients. Spontaneous arterial rupture has a peak incidence in the third or fourth decade of life in VEDS patients but may occur earlier and is the most common cause of sudden death in VEDS patients. Arterial rupture or dissection events occur in about 25% of patients before the age of 20 but increase to roughly 90% of patients by the age of 40. The median survival age of VEDS patients in the U.S. is 51 years, with arterial rupture being the most common cause of sudden death. Pregnancy-related complications also occur in women with VEDS and include arterial dissection or rupture, uterine rupture, hemorrhage, premature rupture of membranes, lacerations, and complications during and after surgery. The incidence of VEDS is estimated to be one in 50,000 to 200,000 people.  There are approximately 7,500 patients in the U.S.

Currently, there are no approved therapies anywhere in the world for VEDS. However, celiprolol, prescribed off label, has become the standard of care therapy for VEDS in some European countries. Medical intervention for VEDS focuses on surgery, symptomatic treatment, genetic counseling, and prophylactic measures, such as avoiding intense physical activity, scuba diving, and violent sports. Arterial, digestive, or uterine complications in VEDS patients typically require immediate hospitalization, observation in an intensive care unit, and sometimes surgery. Pregnant women with VEDS are considered to be at risk and receive special care. While VEDS patients are encouraged to take steps to minimize the chances of an arterial rupture or dissection, there are no pharmacologic options to reduce the likelihood of such an event, and accordingly current treatments for VEDS focus on the repair of arterial ruptures or dissection. Therefore, patients must adopt a “watch and wait” approach following any confirmed diagnosis. Unfortunately, many of these arterial events have high mortality associated with them, and thus, a pharmacologic intervention that reduces the rate of events would be clinically meaningful.

Celiprolol has not been approved for any indication in the U.S. In the past, an NDA for celiprolol for the treatment for hypertension was submitted to the FDA by Rorer (subsequently acquired by Aventis Pharma SA (Aventis)) in June 1987, but was subsequently withdrawn prior to completion of the FDA review and therefore never approved. We have obtained the exclusive right in North and South America from Aventis to reference the celiprolol data included in the marketing authorization application dossier filed with and approved by the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”). In addition, our wholly-owned subsidiary, Acer has licensed exclusive worldwide rights to the data from the Phase 3 clinical trial known as the BBEST trial which was sponsored by L’Assistance Publique Hôpitaux de Paris (“AP-HP”).

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

In July 2022, Acer initiated enrollment in a Phase 3 long-term event-driven clinical trial designed based on the discussions from the May 2021 Type B meeting with the FDA, also known as the DiSCOVER trial. The DiSCOVER trial intends to enroll 150 VEDS patients, with 100 patients receiving celiprolol and 50 patients receiving placebo. Recruitment in the Phase-3 trial was restarted earlier this year after a brief hiatus and the trial is actively enrolling patients.  We believe that celiprolol could address significant unmet needs as there are currently no approved treatments for VEDS in the U.S.

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

●

Evidence of efficacy in the EU and extensive clinical experience from multiple trials. Celiprolol has become the primary treatment for VEDS patients in several European countries. BBEST Clinical Trial data showed 76% reduction in risk of arterial events observed in COLA3A1+ subpopulation, with additional data from a long-term observational study in France.

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

In January 2022, we announced that we had selected KP1077 for the treatment of IH and narcolepsy as our lead clinical development candidate. KP1077 utilizes SDX, our prodrug of d-MPH, as its API. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN®, a commonly prescribed central nervous system ("CNS") stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial, which showed the potential for higher dose formulations of SDX to be safe and well tolerated while avoiding the potential for greater cardiovascular safety risk compared to immediate-release and long-acting formulations of Ritalin.

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

In the Phase 2 trial, KP1077 was observed to be well-tolerated at all dose levels and both dosing regimens, with adverse events that are typical for stimulants and mostly mild in severity.  These results are consistent with data from the Phase 1 trial with SDX that indicated no greater cardiovascular safety risk despite higher overall exposure levels when compared to both immediate and long-acting methylphenidate products currently used off-label for the treatment of IH.  The trial concluded in March 2024 and provided meaningful information of the optimal dose and dosing regimen to inform Phase 3 trial design. On June 3, 2024, we announced final results from the Phase 2 Clinical Trial of KP1077 for IH. The proof-of-concept study was designed to demonstrate safety and tolerability and was not powered to demonstrate statistical significance. However, the trial included several important secondary and exploratory endpoints, such as the change in Epworth Sleepiness Scale ("ESS") total score, the IH Severity Scale ("IHSS"), the Sleep Inertia Visual Analog Scale ("SIVAS"), and a new scale to assess the symptoms and severity of brain fog. These data gathered from the secondary endpoints will help inform the study design for a potential Phase 3 clinical trial of KP1077. We submitted a briefing book to the FDA for an end-of-Phase 2 meeting to be held by the end of Q3 2024. Additionally, we expect to meet with the FDA to discuss the design of a pivotal Phase 3 trial to study KP1077 in IH at the end of the third quarter.

Key Takeaways from Phase 2 Clinical Trial of KP 1077 for Idiopathic Hypersomnia include:

●	KP1077 was well tolerated at all dose levels evaluated in the trial, including the highest dose of 320 mg daily, regardless of the dosing regimen: once daily (QD) or twice daily (BID).
o	Adverse events (AEs) were similar to other methylphenidate products
o	Most common AEs included insomnia, headache, anxiety, decreased appetite, and nausea
o	Most AEs occurred during the titration period, were mild, and did not lead to early discontinuation

●

KP1077 produced clinically meaningful improvements in EDS as assessed by change from baseline in the ESS during both the 5-week open-label (OL) titration period which was maintained during the 2-week double-blind withdrawal period for both dosing regimens.

o	Mean total ESS scores decreased by approximately 9 points after 5 weeks of OL treatment.

●	At the end of 7 weeks of treatment, patients administered KP1077 showed clinically meaningful benefits in change from baseline for the ESS, IHSS, SIVAS, and Brain Fog Scale (BFS):
o	Mean total ESS score decreased by 9.4 (QD) and 8.8 (BID)
o	Mean total IHSS score decreased by 16.1 (QD) and 12.3 (BID)
o	Mean SIVAS score decreased by 25.9 (QD) and 17.2 (BID)
o	Mean total BFS symptom score decreased by 23.8 (QD) and 22.3 (BID)

●

The study successfully fulfilled the objectives of providing key information for the design of a pivotal efficacy trial, and the results of the secondary efficacy endpoints were supportive of initiating a Phase 3 trial of KP1077.

In the second quarter of 2023, we initiated a Phase 1 clinical trial in healthy volunteers to assess proposed dosing regimen for the narcolepsy indication. This study was completed in September 2023. By leveraging the data from the IH program, Zevra is evaluating the potential to initiate a Phase 3 trial in narcolepsy.

KP1077 is subject to the terms and conditions of the AZSTARYS License Agreement (as defined below) but is not currently licensed to Commave thereunder.

KP1077 Summary:

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

AZSTARYS (Partnered product)

AZSTARYS contains d-MPH and our prodrug of dexmethylphenidate, SDX. On March 2, 2021, the FDA approved AZSTARYS as a once-daily treatment for attention deficit hyperactivity disorder (ADHD), in patients age six years and older. AZSTARYS is currently being marketed in the U.S. under our September 2019 collaboration and license agreement, or the AZSTARYS License Agreement, with Commave Therapeutics SA (formerly known as Boston Pharmaceutical S.A.) ("Commave"), an affiliate of Gurnet Point Capital, L.P. Under the AZSTARYS License Agreement, we granted to Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX and used to treat ADHD or any other CNS disease. In July 2020, we entered into the Corium Consulting Agreement (the “Corium Consulting Agreement”), under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS.

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

During the first half of 2023, annual net sales of AZSTARYS surpassed $25 million, triggering the first annual net sales milestone payment of $5.0 million under the AZSTARYS License Agreement, which was earned and recognized as revenue in the second quarter of 2023, and received after quarter-end. During the second half of 2023, annual net sales of AZSTARYS surpassed $50 million, triggering the second net sales milestone payment of $10.0 million under the AZSTARYS License Agreement, which was earned and recognized in the fourth quarter of 2023.

Other Third-Party Agreements

Aquestive Termination Agreement

Under our March 2012 termination agreement with Aquestive Therapeutics ("Aquestive") has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS and any product candidates containing SDX. In connection with the AZSTARYS License Agreement, we paid Aquestive a royalty equal to 10% of the quarterly royalty payments and of the regulatory and net sales milestones earned in 2020, 2021, and 2023.

Distributor Agreement

Our current single distributor for sales of our approved product, OLPRUVA, is a specialty pharmacy provider, however, the Company intends to establish additional distributors such as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements, we enter into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of our products.

Relief Exclusive License Agreement

As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics SA ("Relief") entered into an exclusive license agreement on August 30, 2023 (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the EU, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia ("Geographical Europe"). The Company will have the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe.

Results of Operations

Comparison of the three months ended June 30, 2024, and 2023(in thousands):

	Three months ended June 30,		Period-to-
	2024	2023	Period Change
Revenue, net	$4,449	$8,470	$(4,021)
Cost of product revenue (excluding $1,546 in intangible asset amortization for the three months ended June 30, 2024, shown separately below)	3,573	677	2,896
Intangible asset amortization	1,546	—	1,546
Operating expenses:
Research and development	10,521	7,433	3,088
Selling, general and administrative	12,604	6,612	5,992
Total operating expenses	23,125	14,045	9,080
Loss from operations	(23,795)	(6,252)	(17,543)
Other income (expense):
Interest expense	(2,110)	(197)	(1,913)
Fair value adjustment related to warrant and CVR liability	5,779	2,118	3,661
Fair value adjustment related to investments	1	131	(130)
Interest and other income (expense), net	270	1,553	(1,283)
Total other income	3,940	3,605	335
Loss before income taxes	(19,855)	(2,647)	(17,208)
Income tax benefit	(70)	74	(144)
Net loss	$(19,925)	$(2,573)	$(17,352)

Net Loss

Net loss for the three months ended June 30, 2024, was $19.9 million, compared to net loss of $2.6 million for the three months ended June 30, 2023, an increase in net loss of $17.3 million. The change was primarily attributable to an increase in loss from operations of $17.5 million, partially offset by an increase in other income of$0.3 million.

Revenue

Revenue for the three months ended June 30, 2024, was $4.4 million, compared to revenue of $8.5 million for the three months ended June 30, 2023, a decrease of $4.0 million. The decrease was primarily due to a decrease in net sales milestone revenue under the AZSTARYS License Agreement of $5.0 million, partially offset by an increase in royalties and other reimbursements under the AZATARYS License Agreement of $0.6 million and an increase in French EAP reimbursements of $0.4 million. OLPRUVA revenue was de minimis for the period.

Cost of product revenue

Cost of product revenue for the three months ended June 30, 2024, increased by approximately $2.9 million compared to the cost of product revenue for the three months ended June 30, 2023, primarily due to recognition of $3.2 million of inventory obsolescence.

Intangible asset amortization

Intangible asset amortization for the three months ended June 30, 2024, was due to $1.5 million in amortization expense related to definite lived intangible assets acquired in the Merger.

Research and Development

Research and development expenses increased by$3.1 million, from $7.4 million for the three months endedJune 30, 2023, to $10.5 million for the three months ended June 30, 2024. This increase was primarily driven by an increase in spending for the ongoing Phase 2 clinical study in KP1077 and an increase in personnel-related costs, partially offset by a decrease in third-party costs related to arimoclomol.

Selling, General and Administrative

Selling, general and administrative expenses increased by $6.0 million, from $6.6 million for the three months ended June 30, 2023, to $12.6 million for the three months ended June 30, 2024. The period-over-period increase was primarily related to an increase in personnel costs due to an increase in headcount and an increase in other expenses as we built our commercial organization.

Other Income

Other income increased by $0.3 million, from $3.6 for the three months ended June 30, 2023, to $3.9 million for the three months ended June 30, 2024. This increase was primarily attributable to an increase in the fair value adjustment related to warrant and CVR liability of $3.7 million, partially offset by an increase in interest expense of $1.9 million and a decrease in interest and other income of $1.3 million.

Comparison of the six months ended June 30, 2024, and 2023 (in thousands):

	Six months ended June 30,		Period-to-
	2024	2023	Period Change
Revenue, net	$7,874	$11,646	$(3,772)
Cost of product revenue (excluding $1,546 and $3,074 in intangible asset amortization for the three and six months ended June 30, 2024, respectively shown separately below)	3,748	802	2,946
Intangible asset amortization	3,074	—	3,074
Operating expenses:
Research and development	22,798	16,088	6,710
Selling, general and administrative	22,535	13,839	8,696
Total operating expenses	45,333	29,927	15,406
Loss from operations	(44,281)	(19,083)	(25,198)
Other (expense) income:
Interest expense	(2,845)	(379)	(2,466)
Fair value adjustment related to warrant and CVR liability	9,406	575	8,831
Fair value adjustment related to investments	(26)	327	(353)
Interest and other income (expense), net	1,199	2,593	(1,394)
Total other income	7,734	3,116	4,618
Loss before income taxes	(36,547)	(15,967)	(20,580)
Income tax benefit	—	177	(177)
Net loss	$(36,547)	$(15,790)	$(20,757)

Net Loss

Net loss for the six months ended June 30, 2024, was $36.5 million, compared to net loss of $15.8 million for the six months ended June 30, 2023, an increase in net loss of$20.8 million. The change was primarily attributable to an increase in loss from operations of $25.2 million, partially offset by an increase in other income of $4.6 million.

Revenue

Revenue for the six months ended June 30, 2024, was $7.9 million, compared to revenue of $11.6 million for the six months ended June 30, 2023, a decrease of $3.7 million. This decrease was primarily due to a decrease in net sales milestones under the AZSTARYS License Agreement of $5.0 million, partially offset by an increase in royalties and other reimbursements under the AZSTARYS License Agreement of $1.2 million and an increase in French EAP reimbursements of $0.3 million. OLPRUVA revenue was de minimis for the six months ended June 30, 2024.

Cost of product revenue

Cost of product revenue for the six months ended June 30, 2024 increased by approximately $2.9 million compared to cost of product revenue for the six months ended June 30, 2023 primarily due to recognition of $3.2 million of inventory obsolescence.

Intangible asset amortization

Intangible asset amortization for the six months ended June 30, 2024, was due to $3.1 million in amortization expense related to definite lived intangible assets acquired in the Merger.

Research and Development

Research and development expenses increased by$6.7 million, from $16.1 million for the six months ended June 30, 2023, to $22.8 million for the six months ended June 30, 2024. This increase was primarily driven by an increase in spending for the ongoing Phase 2 clinical study in KP1077 and an increase in personnel-related costs, partially offset by a decrease in third-party costs related to arimoclomol, and a decrease in expenses incurred during the six months ended June 30, 2023, to terminate the collaboration and license agreement with KVK Tech, Inc.

Selling, General and Administrative

Selling, general and administrative expenses increased by $8.7 million, from $13.8 million for the six months ended June 30, 2023, to $22.5 million for the six months ended June 30, 2024. The period-over-period increase was primarily related to an increase in personnel costs and fees associated with our commercial and business development activities.

Other Income

Other income increased by $4.6 million, from $3.1 million of expense for the six months ended June 30, 2023, to $7.7 million for the six months ended June 30, 2024. This increase was primarily attributable to a change in the fair value adjustment related to warrant and CVR liability of $8.8 million, offset by an increase in interest expense of $2.5 million, a decrease in interest and other income of $1.4 million and a decrease in fair value adjustment related to investments of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2024, we have funded our research and development and operating activities primarily through the issuance of debt and equity and from revenue received under the Arimoclomol EAP, AZSTARYS License Agreement, OLPRUVA product sales and consulting arrangements. As of June 30, 2024, we had cash, cash equivalents and investments of $49.3 million.

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

We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement (described below). The Form S-3 was declared effective on July 12, 2021. As of June 30, 2024, no shares had been issued or sold under the Equity Distribution Agreement and this registration statement under S-3 expired on July 12, 2024.

On June 4, 2024, we filed a registration statement on Form S-3 (File No. 333-279941) (the "June 2024 Registration Statement") under which we may sell securities, including as may be issuable upon conversion, redemption, repurchase, exchange or exercise of securities, in one or more offerings up to a total aggregate offering price of $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2024 ATM Agreement (as described further below). The registration statement was declared effective on June 13, 2024.

On August 8, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the offering, issuance and sale by us of 9,230,770 shares of our common stock at a public offering price of $6.50 per share, pursuant to the June 2024 Registration Statement and a related prospectus supplement dated August 8, 2024 filed with the SEC (the "August 2024 Offering"). Under the terms of the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,384,615 shares of our common stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full on August 9, 2024. The August 2024 Offering closed on August 12, 2024.  Total shares issued were 10,615,385.  Net proceeds from the offering were approximately $64.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We intend to use the net proceeds of the offering to support the pre-commercial launch activities for arimoclomol, continued commercial support for OLPRUVA and the continued development of celiprolol and KP1077 through potential NDA filings and other general corporate purposes.

We have incurred operating losses since our inception and, as of June 30, 2024, had an accumulated deficit of $436.3 million. Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue operating as a going concern is contingent upon its ability to generate revenue from approved products or obtain product candidate regulatory approvals, which would generate revenue, milestones, and cash flow sufficient to support ongoing operations and the satisfaction of financial covenants. We are early in our commercialization effort for OLPRUVA and do not yet have a substantial basis to project future earnings, and our other sources of revenue are not sufficient to sustain our present activities on their own. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Equity Distribution Agreements

On July 12, 2024, we entered into an equity distribution agreement ("2024 ATM Agreement") with Citizens JMP Securities LLC ("Citizens JMP") under which we may offer and sell, from time to time in our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as our sales agent. The issuance and sale, if any, of common stock by us under the 2024 ATM Agreement will be made pursuant to a registration statement on Form S-3. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. We filed the June 2024 Registration Statement which was declared effective on June 13, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024, covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2024 ATM Agreement.

On July 2, 2021, we entered into an equity distribution agreement ("2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM"), under which we had the ability to offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as our sales agents. The 2021 ATM Agreement expired on July 12, 2024.

Merger Transactions and Documents

On August 30, 2023, in connection with the Merger Agreement with Acer, the following transactions occurred prior to Closing:

●

Bridge Loan – Zevra and Acer entered into a bridge loan agreement (the “Bridge Loan Agreement”), providing for Zevra to make loans (collectively, the “Bridge Loan”) to Acer up to an aggregate principal amount of $16.5 million. The Bridge Loan was provided to Acer to support its termination agreement with Relief and to provide Acer with working capital, including for payments of accounts payable to support the commercial launch of OLPRUVA and the development of celiprolol pending the Merger’s closure. On October 31, 2023, the Company and Acer entered into an amendment to the Bridge Loan Agreement, which increased the aggregate principal amount available under the loan from $16.5 million to $18.0 million.

●

Purchase of Acer’s Term Loans – Zevra purchased certain indebtedness of Acer held by Nantahala Capital Management, LLC (“Nantahala”). Under the loan purchase with Nantahala, certain of its affiliates and certain other parties (collectively with Nantahala,  “Nantahala Holders ”) Zevra purchased (i) an original senior secured term loan facility made available to Acer in an aggregate amount of $6.5 million and funded on March 14, 2022, and (ii) an additional senior secured term loan made to Acer in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 for (1) $12.0 million in cash; (2) 98,683 shares of Zevra Common Stock; and (3) a secured Promissory Note payable by Zevra to Nantahala in the original principal amount $5.0 million (the “Nantahala Note”). These were recorded as receivables from Acer and were treated as a settlement of a preexisting relationship in connection with the closing of the transaction and recorded as a component of purchase consideration. In April 2024, the Nantahala Note was repaid in full and terminated.

●

Purchase of Acer’s Convertible Notes (“Marathon Convertible Notes”) – Under the Note Purchase Agreement with the Nantahala Holders, Zevra purchased the Marathon Convertible Notes that Nantahala had acquired on June 16, 2023. Zevra acquired the Marathon Convertible Notes in exchange for the issuance of 2,171,038 shares of Zevra Common Stock at $5.0667 per share for a total purchase price of $11.0 million.

●

Amendment to IP License Agreement and IP Termination Agreement: As a condition to entering into the Merger Agreement, Acer and Relief entered into the Exclusive License Agreement and the Termination Agreement terminating the collaboration and license agreement, dated March 19, 2021, by and between Acer and Relief. Pursuant to the Exclusive License Agreement, Relief holds exclusive development and commercialization rights for OLPRUVA in Geographical Europe. Acer has the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe. In accordance with the terms of the Termination Agreement, Relief received an upfront payment from Acer of $10.0 million (which payment was funded with the Bridge Loan described above) with an additional payment of $1.5 million due on the first-year anniversary of the $10.0 million payment. Acer has also agreed to pay a 10% royalty on net sales of OLPRUVA worldwide, excluding Geographical Europe, and 20.0% of any value received by Acer from certain third parties relating to OLPRUVA licensing or divestment rights, all of the foregoing which are capped at $45.0 million, for total payments to Relief of up to $56.5 million.

In connection with the closing of the Merger on November 17, 2023, each share of common stock of Acer was converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share, and (ii) one non-transferable CVR to be issued by Zevra, which will represent the right to receive one or more contingent payments up to an additional $76 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

Registration Rights Agreement

Zevra and Nantahala concurrently entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Zevra agreed to file a resale registration statement with respect to the resale of the Zevra common stock issuable under the Loan and Note Purchase Agreements and the Nantahala Note. On February 5, 2024, Zevra filed a registration statement on Form S-3 (File No. 333-276856) registering an aggregate of 2,269,721 shares of Zevra’s common stock that were issued pursuant to the Loan and Note Purchase Agreements. On April 5, 2024, we filed an amendment to the registration statement on Form S-3 (File No. 333-250945) covering the issuance of the shares of our common stock issuable upon the exercise of warrants issued in connection with the Merger and remaining unexercised as of the date of the amendment, which was declared effective on April 8, 2024.

Cancellation of Acer Warrant

On November 22, 2023, we sold an aggregate of 1,382,489 shares of our common stock and accompanying warrants to purchase up to 1,382,489 shares of our common stock at a price of $4.34 per share to a healthcare focused investment fund (the “Investor ” ) for gross proceeds of approximately $6.0 million and an aggregate of 917,934 shares of our common stock to cancel a warrant held by the Investor to purchase 2,920,306 shares of common stock of Acer. The shares of common stock and warrants were offered and sold to the Investor in a registered direct offering without an underwriter or placement agent.

Line of Credit

On January 26, 2023, we and Wells Fargo, as lender, entered into a margin account agreement. Our investments were used as collateral for the loan and the amount we were able to borrow was limited to 80-90% of our outstanding investment balance held with Wells Fargo. The margin account bore interest at the Prime Rate minus 225 basis-points. This facility was paid off on April 5, 2024, and the margin capability was removed from the account.

Term Loans

On April 5, 2024 (the "Term Loans Closing Date"), we entered into a credit agreement (the “Credit Agreement”) with HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P., and Perceptive Credit Holdings IV, LP (collectively, the “Lenders”), and Alter Domus (US) LLC, as administrative agent (the “Administrative Agent”).

Under the terms of the Credit Agreement, the Lenders provided a senior secured loan facility to us in the aggregate principal amount of $100.0 million, which is divided into three tranches as follows: (i) $60.0 million which was funded in full on the Term Loans Closing Date; (ii) $20.0 million which is available to us in up to two drawings, each in an amount not to exceed $10.0 million, at the Company’s option until 18 months following the Term Loans Closing Date; and (iii) $20.0 million which is available to us upon approval by the FDA of the NDA for arimoclomol for the treatment of NPC, at our option until December 31, 2024 (collectively, the “Term Loans”).

The principal amount of the Term Loans outstanding (the “Outstanding Principal Amount”) will bear interest at a rate equal to 3-Month Term SOFR plus 7.00% per annum. If the net product sales for the calendar year ending December 31, 2025, exceed $100.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.00% per annum. If the net product sales for the calendar year ending December 31, 2025, do not exceed $100.0 million, then for any subsequent period of four consecutive fiscal quarters ending on or after March 31, 2026, in which net product sales exceed $125.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.50% per annum. In all cases, the 3-Month Term SOFR rate will be subject to a floor of 4.00% per annum. Interest will be payable quarterly in arrears on the last day of each calendar quarter. We have the option to pay up to 25% of the interest in-kind beginning on the Term Loans Closing Date, through and including June 30, 2026. The Term Loans will mature on the fifth anniversary of the Term Loans Closing Date. In connection with the Credit Agreement, we incurred approximately $2. 2 million of costs, which primarily consisted of underwriting, legal and other professional fees, and are included as a reduction to the carrying amount of the related debt liability and are deferred and amortized over the remaining life of the financing using the effective interest method.

The Credit Agreement contains customary affirmative and negative covenants by us, which among other things, will require us to provide certain financial reports to the Lenders, meet certain minimum net product sales amounts, and limit our ability to incur or guarantee additional indebtedness, engage in certain transactions, and effect a consolidation or merger without consent. In addition, as long as the line of credit remains active, we must maintain a minimum cash balance of $20.0 million to ensure that we can meet our immediate capital needs. Our obligations under the Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, covenant defaults, insolvency, material judgments, or inaccuracy of representations and warranties. The Term Loans are secured by a first priority perfected lien on, and security interest in, substantially all of our current and future assets. The proceeds of the Term Loans were used to refinance certain of our previously existing indebtedness. We will use the remaining proceeds to pay fees and expenses related to the debt financing and fund the development and commercialization of OLPRUVA and arimoclomol.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024, and 2023 (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(35,274)	$(12,749)
Net cash provided by investing activities	14,664	16,481
Net cash provided by (used in) financing activities	16,547	(2,799)
Effect of exchange rates on cash and cash equivalents	274	(203)
Net (decrease) increase in cash and cash equivalents	$(3,789)	$730

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities of $35.3 million consisted of a net loss of $36.5 million and $1.6 million in changes in working capital, partially offset by $2.8 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs; partially offset by revenue received under the AZSTARYS License Agreement, and the Arimoclomol EAP. The changes in working capital consisted of $8.6 million related to a change in accounts payable and accrued expenses, $3.6 million change in inventories, $0.3 million related to a change in operating lease liabilities, and a decrease of $0.9 million in prepaids and other assets, partially offset by $8.4 million related to a change in accounts and other receivables, $2.7 million related to a change in discount and rebate liabilities, $0.3 million related to a change in operating lease right-of-use assets, and $0.3 million related to a change in other liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $4.8 million, an inventory obsolescence charge of $3.2 million, interest expense of $0.7 million, and $3.5 million related to depreciation, amortization and other items, partially offset by a change in the fair value of warrant and CVR liability of $9.4 million.

For the six months ended June 30, 2023, net cash used in operating activities of $12.7 million consisted of a net loss of $15.8 million, partially offset by $2.4 million in adjustments for non-cash items and $0.7 million in changes in working capital. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the AZSTARYS License Agreement, Arimoclomol EAP and the Corium Consulting Agreement. The changes in working capital consisted of $3.1 million related to a change in discount and rebate liabilities, $2.9 million related to a change in accounts payable and accrued expenses, $0.2 million related to a change in operating lease right-of-use assets, $0.1 million related to a change in inventories and $0.6 million related to a change in other liabilities, partially offset by $5.7 million related to a change in accounts and other receivables, $0.2 million related to a change in operating lease liabilities and $0.3 million related to a change in prepaid expenses and other assets. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.7 million, non-cash severance expense of $1.4 million, and $0.2 million related to depreciation, amortization and other items, partially offset by $0.5 million change in fair value adjustment related to derivative and warrant liability, a change in the fair value adjustment related to investments of $0.3 million and a gain on foreign currency exchange rates of $0.1 million.

Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities was $14.7 million, which was primarily attributable to maturities of investments.

For the six months ended June 30, 2023, net cash provided by investing activities was $16.5 million, which was primarily attributable to maturities of investments of $34.0 million, partially offset by purchases of investments of $17.5 million.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $16.5 million, which was primarily attributable to proceeds from the issuance of debt of $59.0 million, partially offset by repayments of debt of $42.7 million.

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

Future Funding Requirements

While under applicable accounting principles factors exist that raise substantial doubt about our ability to continue as a going concern, based on our current operating forecast and the net proceeds from the August 2024 Offering (as described above), we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the first quarter of 2027, subject to continuing compliance with our debt covenants. This estimate includes the ongoing reimbursements from the French expanded access program for arimoclomol, completion of the arimoclomol NDA resubmission, commercial activities to support the launch of arimoclomol, if approved, and completion of the KP1077 development program for IH up to NDA submission. This estimate does not include revenue from arimoclomol after potential FDA approval, or the potential sale of the priority review voucher of arimoclomol, which would be received at that time, as well, or the costs of a Phase 3 trial for KP1077 in narcolepsy. Certain of the milestones are associated with regulatory matters that are outside our control. In addition, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

To date, we have generated revenue from the AZSTARYS License Agreement, reimbursements of out-of-pocket third-party costs, the performance of consulting services, OLPRUVA product sales, and product sales under the Arimoclomol EAP. We expect that, for the foreseeable future, our only sources of revenues will be through payments arising from the AZSTARYS License Agreement, product sales of OLPRUVA, through potential consulting arrangements and any other future arrangements related to one of our product candidates and product sales under the Arimoclomol EAP. While we have entered into the AZSTARYS License Agreement to develop, manufacture and commercialize AZSTARYS, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the AZSTARYS License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to generate revenue under the Arimoclomol EAP or successfully commercialize OLPRUVA. We also expect to continue to incur additional costs associated with operating as a public company.

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

Our critical accounting policies have not changed materially from those described in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and our subsequent Quarterly Report on Form 10-Q for the three months ended March 31, 2024, management identified a material weakness in our internal control over financial reporting related to the accounting for warrants to purchase the Company's common stock. The material weakness in our internal control resulted in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2022, and the condensed consolidated financial statements for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023, included in our Annual Report on Form 10-K.  The material weakness, which related to internal controls over the application of specific technical accounting guidance, was identified during the performance of our year-end control procedures.

Remediation of Material Weakness

In 2024, we implemented certain remedial measures including, but not limited to, a review of all existing accounting for warrants to purchase the Company’ s common stock to confirm compliance with GAAP prior to filing the consolidated financial statements as of and for the year ended December 31, 2023, with our Annual Report on Form 10-K.

In addition, we have developed enhanced control procedures designed to ensure proper accounting for our warrant related accounts and balances, which included adding technical resources to perform and oversee technical accounting. During the quarter ended June 30, 2024, we successfully completed the testing necessary, and the applicable controls have been in place for a sufficient period of time, to conclude that the material weakness has been remediated and that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider all the risk factors and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024, before investing in our common stock. Other than as described below, there have been no material changes to the risk factors described in that report. If any of those risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of the risk factors in our Annual Report on Form 10-K and below, and the other factors described in in this Quarterly Report on Form 10-Q.

If we experience additional material weaknesses or otherwise fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is required to report annually on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified and disclosed a material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2024. This material weakness has since been remediated.

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

      None.

(c) Insider Trading Arrangements and Policies.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2023).
3.2	Amended and Restated Bylaws, as currently in effect, of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 28, 2024).
4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
10.1*	Employment Agreement by and between the Registrant and Rahsaan Thompson, dated as of June 21, 2024.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

Zevra Therapeutics, Inc.

Date: August 13, 2024	By:	/s/ Neil F. McFarlane
Neil F. McFarlane
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA
Chief Financial Officer and Treasurer (Principal Financial Officer)