Form 10-Q
period 2024-09-30
ZEVRA THERAPEUTICS, INC.
filed 2024-11-13
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 53,375,932 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	unaudited condensed CONSOLIDATED Financial Statements

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$54,039	$43,049
Securities at fair value, current	35,337	24,688
Accounts and other receivables	7,790	17,377
Prepaid expenses and other current assets	2,276	1,824
Total current assets	99,442	86,938
Inventories	8,756	9,841
Securities at fair value, long-term	6,105	—
Property and equipment, net	607	736
Operating lease right-of-use assets	820	790
Goodwill	4,701	4,701
Intangible assets, net	70,608	69,227
Other long-term assets	512	94
Total assets	$191,551	$172,327

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$24,464	$28,403
Line of credit payable	—	37,700
Current portion of operating lease liabilities	540	543
Current portion of discount and rebate liabilities	8,547	4,550
Other current liabilities	930	2,524
Total current liabilities	34,481	73,720
Long-term debt	58,904	5,066
Warrant liability	13,902	16,100
Operating lease liabilities, less current portion	483	456
Discount and rebate liabilities, less current portion	8,490	7,663
Other long-term liabilities	5,521	7,458
Total liabilities	121,781	110,463

Commitments and contingencies (Note D)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2024, or December 31, 2023	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 54,803,056 shares issued and 53,227,364 shares outstanding as of September 30, 2024; 43,110,360 shares issued and 41,534,668 shares outstanding as of December 31, 2023	5	4
Additional paid-in capital	550,413	472,664
Treasury stock, at cost	(10,983)	(10,983)
Accumulated deficit	(469,550)	(399,778)
Accumulated other comprehensive income (loss)	(115)	(43)
Total stockholders' equity	69,770	61,864
Total liabilities and stockholders' equity	$191,551	$172,327

See accompanying notes to unaudited condensed consolidated financial statements.

 ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue, net	$3,695	$2,895	$11,569	$14,541
Cost of product revenue (excluding $1,545 and $4,619 in intangible asset amortization for the three and nine months ended September 30, 2024, respectively shown separately below)	2,303	144	6,051	946
Intangible asset amortization	1,545	—	4,619	—
Operating expenses:
Research and development	10,945	12,297	33,743	28,385
Selling, general and administrative	16,208	5,818	38,743	19,657
Total operating expenses	27,153	18,115	72,486	48,042
Loss from operations	(27,306)	(15,364)	(71,587)	(34,447)
Other (expense) income:
Interest expense	(2,312)	(366)	(5,157)	(745)
Fair value adjustment related to warrant and CVR liability	(4,746)	3,678	4,660	4,253
Fair value adjustment related to investments	90	124	64	451
Interest and other income (expense), net	1,049	1,738	2,248	4,331
Total other (expense) income	(5,919)	5,174	1,815	8,290
Loss before income taxes	(33,225)	(10,190)	(69,772)	(26,157)
Income tax expense	—	(177)	—	—
Net loss	$(33,225)	$(10,367)	$(69,772)	$(26,157)

Basic and diluted net loss per share of common stock:
Net loss	$(0.69)	$(0.30)	$(1.59)	$(0.76)

Weighted average number of shares of common stock outstanding:
Basic and diluted	47,808,817	34,724,614	43,843,851	34,364,075

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(33,225)	$(10,367)	$(69,772)	$(26,157)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(536)	5	(72)	(333)
Other comprehensive (loss) income	(536)	5	(72)	(333)
Comprehensive loss	$(33,761)	$(10,362)	$(69,844)	$(26,490)

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (Loss)	Equity
Balance as of January 1, 2024	$4	$472,664	$(10,983)	$(399,778)	$(43)	$61,864
Net loss	—	—	—	(16,622)	—	(16,622)
Stock-based compensation expense	—	2,119	—	—	—	2,119
Issuance of common stock in exchange for consulting services	—	56	—	—	—	56
Issuance of common stock as part of the Employee Stock Purchase Plan	—	71	—	—	—	71
Issuance of common stock for options exercised	—	1,146	—	—	—	1,146
Other comprehensive income	—	—	—	—	184	184
Balance as of March 31, 2024	$4	$476,056	$(10,983)	$(416,400)	$141	$48,818
Net loss	—	—	—	(19,925)	—	(19,925)
Stock-based compensation expense	—	2,632	—	—	—	2,632
Issuance of common stock in exchange for consulting services	—	193	—	—	—	193
Issuance of common stock as part of the Employee Stock Purchase Plan	—	480	—	—	—	480
Other comprehensive income	—	—	—	—	280	280
Balance as of June 30, 2024	$4	$479,361	$(10,983)	$(436,325)	$421	$32,478
Net loss	—	—	—	(33,225)	—	(33,225)
Stock-based compensation expense	—	6,137	—	—	—	6,137
Issuance of common stock in public offering	1	64,516	—	—	—	64,517
Issuance of common stock in exchange for consulting services	—	150	—	—	—	150
Issuance of common stock as part of the Employee Stock Purchase Plan	—	92	—	—	—	92
Issuance of common stock for options exercised	—	157	—	—	—	157
Other comprehensive loss	—	—	—	—	(536)	(536)
Balance as of September 30, 2024	$5	$550,413	$(10,983)	$(469,550)	$(115)	$69,770

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(in thousands)

		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	Stock, at cost	Deficit	Income (Loss)	Equity
Balance as of January 1, 2023	$3	$436,269	$(7,536)	$(353,729)	$113	$75,120
Net loss	—	—	—	(13,217)	—	(13,217)
Stock-based compensation expense	—	945	—	—	—	945
Shares repurchased as part of the Share Repurchase Program	—	—	(3,447)	—	—	(3,447)
Issuance of common stock in exchange for consulting services	—	42	—	—	—	42
Other comprehensive loss	—	—	—	—	(176)	(176)
Balance as of March 31, 2023	$3	$437,256	$(10,983)	$(366,946)	$(63)	$59,267
Net income	—	—	—	(2,573)	—	(2,573)
Stock-based compensation expense	—	2,151	—	—	—	2,151
Issuance of common stock in exchange for consulting services	—	25	—	—	—	25
Issuance of common stock as part of the Employee Stock Purchase Plan	—	165	—	—	—	165
Other comprehensive loss	—	—	—	—	(162)	(162)
Balance as of June 30, 2023	$3	$439,597	$(10,983)	$(369,519)	$(225)	$58,873
Net loss	—	—	—	(10,367)	—	(10,367)
Stock-based compensation expense	—	1,440	—	—	—	1,440
Issuance of common stock in connection with the Merger (Note L)	—	11,500	—	—	—	11,500
Issuance of common stock in exchange for consulting services	—	71	—	—	—	71
Other comprehensive income	—	—	—	—	5	5
Balance as of September 30, 2023	$3	$452,608	$(10,983)	$(379,886)	$(220)	$61,522

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(69,772)	$(26,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,888	4,482
Inventory obsolescence charge	5,244	—
Non-cash interest expense	1,489	—
Depreciation and amortization expense	4,741	219
Fair value adjustment related to warrant and CVR liability	(4,660)	(4,159)
Fair value adjustment related to investments	(64)	(451)
Loss on sublease and disposal of property and equipment	—	157
Consulting fees paid in common stock	399	138
Loss (gain) on foreign currency exchange	147	(30)
Change in assets and liabilities:
Accounts and other receivables	9,587	(1,628)
Prepaid expenses and other assets	(452)	27
Inventories	(4,159)	190
Operating lease right-of-use assets	389	243
Other long-term assets	—	(93)
Accounts payable and accrued expenses	(10,590)	5,400
Discount and rebate liability	4,824	3,895
Operating lease liabilities	(395)	(326)
Other liabilities	(1,031)	716
Net cash used in operating activities	(53,415)	(17,377)

Cash flows from investing activities:
Purchases of property and equipment	—	(224)
Purchases of investments	(41,488)	(45,821)
Purchases of secured corporate notes	-	(25,426)
Maturities of investments	24,798	43,496
Net cash used in investing activities	(16,690)	(27,975)

Cash flows from financing activities:
Proceeds from issuance of debt, net of lender fees	58,990	38,801
Payment of third-party debt issuance costs	(2,091)	—
Repayment of debt	(42,700)	(12,800)
Proceeds from insurance financing arrangements	1,082	1,256
Proceeds from Employee Stock Purchase Plan	643	219
Payments of principal on insurance financing arrangements	(431)	(564)
Payments to repurchase shares as part of the Share Repurchase Program	—	(3,447)
Proceeds from issuance of stock	65,819	—
Repayment of principal on finance lease liabilities	—	(5)
Net cash provided by financing activities	81,312	23,460
Effect of exchange rate changes on cash and cash equivalents	(217)	(305)
Net increase (decrease) in cash and cash equivalents	10,990	(22,197)
Cash and cash equivalents, beginning of period	43,049	65,466
Cash and cash equivalents, end of period	$54,039	$43,269

Supplemental cash flow information:
Cash paid for interest	$3,668	$456

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Description of Business, Basis of Presentation, and Significant Transactions

Organization

Zevra Therapeutics, Inc. (the "Company") is a commercial-stage company focused on addressing unmet needs for the treatment of rare diseases. The Company has a diverse portfolio of products and product candidates, which includes clinical stage pipeline and commercial stage assets. On September 20, 2024, the U.S. Food and Drug Administration ("FDA") approved the New Drug Application (“NDA”) for MIPLYFFA™ (arimoclomol), an orally-delivered treatment for Niemann-Pick disease type C (“NPC”), which is an ultra-rare and progressive neurodegenerative disease. MIPLYFFA, the first FDA-approved treatment for NPC, is indicated for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients two years of age and older. In addition, the Company received a transferable rare pediatric disease priority review voucher in conjunction with the approval of MIPLYFFA. MIPLYFFA has also been granted orphan medicinal product designation for the treatment of NPC by the European Commission. OLPRUVA® (sodium phenylbutyrate) for oral suspension is approved by the FDA for the treatment of urea cycle disorders ("UCDs"). The Company also has a pipeline of investigational product candidates, including celiprolol for the treatment of vascular Ehlers-Danlos syndrome in patients with a confirmed type III collagen mutation. KP1077 is the Company's clinical development product candidate which is being developed as a treatment for idiopathic hypersomnia ("IH"), a rare neurological sleep disorder, and narcolepsy. KP1077 is comprised solely of serdexmethylphenidate (“SDX”), the Company's proprietary prodrug of d-methylphenidate ("d-MPH"). The FDA has granted KP1077 orphan drug designation for the treatment of IH.

The Company changed its name from KemPharm, Inc. to Zevra Therapeutics, Inc. effective as of February 21, 2023. On March 1, 2023, following its name change, the Company's common stock began trading on the Nasdaq Global Select Market under the ticker symbol "ZVRA".

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2024, and 2023, the Company incurred a net loss of $69.8 million and $26.2 million, respectively, and as of September 30, 2024, has an accumulated deficit of $469.6 million. The Company has sustained operating losses for the majority of its corporate history and expects to continue to incur operating losses and negative operating cash flows until revenues reach a level sufficient to support ongoing operations.

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

The Company's liquidity needs will be largely determined by the success of operations through the progression of its products and product candidates in the future. The Company also may consider other sources to fund operations including: (1) out-licensing rights to certain of its technologies and product candidates, pursuant to which the Company would receive cash royalties and milestones; (2) raising additional capital through equity or debt financings or from other sources; (3) obtaining product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; and/or (5) restructuring operations to change its overhead structure. The Company is in the early stages of its commercialization effort for OLPRUVA and MIPLYFFA and does not yet have a substantial basis to project future earnings, and its other sources of revenue are not sufficient to sustain its present activities on their own. Accordingly, the Company's ability to continue as a going concern may require it to obtain additional financing to fund its operations.

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

August 2024 Offering

On August 8, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the offering, issuance and sale by the Company of 9,230,770 shares of the Company’s common stock at a public offering price of $6.50 per share, pursuant to the June 2024 Registration Statement and a related prospectus supplement dated August 8, 2024 filed with the SEC (the "August 2024 Offering"). Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,384,615 shares of its Common Stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full on August 9, 2024. The August 2024 Offering closed on August 12, 2024.  Total shares issued were 10,615,385.  Net proceeds from the offering were approximately $64.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the offering to support the commercial launch activities for MIPLYFFA, continued commercial support for OLPRUVA and the continued development of celiprolol and KP1077 through potential NDA filings and other general corporate purposes.

Based on the planned use of proceeds, the Company believes that the net proceeds from the August 2024 Offering and its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into 2027, subject to continuing compliance with the Company's debt covenants.

Entry into 2024 ATM Agreement

On July 12, 2024, the Company entered into an equity distribution agreement (the "2024 ATM Agreement") with Citizens JMP Securities LLC ("Citizens JMP") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as its sales agent. The issuance and sale, if any, of common stock by the Company under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. As of September 30, 2024, no shares have been issued or sold under the 2024 ATM Agreement.

Termination of 2021 ATM Agreement

On  July 2, 2021, the Company entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement will be made pursuant to the registration statement on Form S-3 (File No. 333-257661) which was declared effective on July 12, 2021, the accompanying prospectus, and the related prospectus supplement dated July 12, 2021. JMP and RBCCM  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. JMP and RBCCM will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay JMP and RBCCM a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through JMP and RBCCM under the 2021 ATM Agreement. The 2021 ATM Agreement terminated on July 11, 2024, and no shares had been issued or sold under the 2021 ATM Agreement as of the termination date.

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

Investments

The Company maintains investment securities that are classified as available-for-sale securities for which the Company has elected the fair value option under Accounting Standards Codification ("ASC") 825, Financial Instruments ("ASC 825"). As such, these securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the unaudited condensed consolidated statements of operations. The securities primarily consist of U.S. Treasury securities and corporate bonds and are included in securities at fair value in the unaudited condensed consolidated balance sheets. The Company's investments in corporate bonds mature within one to five years. As of September 30, 2024, and December 31, 2023, the Company held securities with an aggregate fair value of $41.4 million and $24.7 million, respectively, that contained aggregate unrealized gainsof approximately $0.1 million and $0.6 million, respectively. Applying fair value accounting to these debt securities more accurately represents the Company's investment strategy due to the fact that excess cash is currently being invested for the purpose of funding future operations. Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities. Interest income is included in interest and other income, net in the unaudited condensed consolidated statements of operations.

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

This assessment requires judgement in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. As of September 30, 2024, and December 31, 2023, the Company identified Acer to be the Company's sole interest in a VIE (Note L). As Zevra is the final decision maker for all of Acer's research, development, and commercialization of drug candidates that it is producing, the Company directs the activities of Acer that most significantly impact its performance. Therefore, the Company is the primary beneficiary of this VIE for accounting purposes.

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

Product Revenues, Net

Net revenues from product sales is recognized at the transaction price when the customer obtains control of the Company's products, which occurs at a point in time, typically upon receipt of the product by the customer. Our current single customer is a specialty pharmacy provider.

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

Acquired IPR&D and Milestones Expenses

In an asset acquisition, payments incurred prior to regulatory approval to acquire rights to in-process R&D projects are expensed as acquired IPR&D and milestones expense in the consolidated statements of earnings unless the project has an alternative future use. These costs include upfront and development milestone payments related to R&D collaborations, licensing arrangements, or other asset acquisitions that provide rights to develop, manufacture and/or sell pharmaceutical products. Where contingent development milestone payments are due to third parties, prior to regulatory approval, the payment obligations are expensed when the milestone results are achieved. Regulatory and commercial milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the remaining useful life of the related product.

Inventories

The value of inventory is recorded at its net realizable value. The Company determines the cost of its other inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis.

The Company may scale-up and make commercial quantities of its product candidates prior to the date it anticipates that such product will receive final regulatory approval. The scale-up and commercial production of pre-launch inventory involves the risk that such products may not be approved for marketing on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventory of product that have not received final regulatory approval when the Company believes such action is appropriate in relation to the commercial value of the product launch opportunity. Inventory manufactured prior to regulatory approval is recorded as research and development expense until regulatory approval for the product is obtained. Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign. The cost of finished goods inventory that is shipped to a customer to support the Company’s patient assistance programs is expensed when those shipments take place. As of September 30, 2024, and December 31, 2023, the Company did not have pre-launch inventory that qualified for capitalization.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product revenue in the statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Additionally, the Company’s product is subject to strict quality control and monitoring that it performs throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, the Company will record a charge to cost of product revenue, to write-down any unsaleable inventory to its estimated net realizable value. For the three and nine months ended September 30, 2024, the Company recognized a charge of approximately $2.0 million and $5.2 million, respectively, related to write-downs for unsaleable inventory. No such write downs were recognized for the three and nine months ended September 30, 2023.

Foreign currency

Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the unaudited condensed consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in accumulated deficit during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income/loss in the accompanying unaudited condensed consolidated statements of stockholders’ equity.

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

C.	Inventories

	September 30,	December 31,
	2024	2023
Raw materials	$4,549	$2,938
Work in progress	3,084	1,884
Finished goods	1,123	5,019
Total inventory	$8,756	$9,841

D.	Debt Obligations

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Notes payable	$61,035	$—
Secured promissory note	—	5,000
Unamortized original issue (discount) premium	(959)	148
Less: debt issuance costs	(1,172)	(82)
	$58,904	$5,066

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

Under the terms of the Credit Agreement, the Lenders provided a senior secured loan facility to the Company in the aggregate principal amount of $100.0 million, which is divided into three tranches as follows: (i) $60.0 million which was funded in full on the Term Loans Closing Date; (ii) $20.0 million which is available to the Company in up to two drawings, each in an amount not to exceed $10.0 million, at the Company’s option until 18 months following the Term Loans Closing Date; and (iii) $20.0 million which is available to the Company upon approval by the FDA of the NDA for MIPLYFFA for the treatment of NPC, at the Company’s option until December 31, 2024 (collectively, the “Term Loans”).

The principal amount of the Term Loans outstanding (the “Outstanding Principal Amount”) will bear interest at a rate equal to 3-Month Term SOFR plus 7.00% per annum. If the net product sales for the calendar year ending December 31, 2025, exceed $100.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.00% per annum. If the net product sales for the calendar year ending December 31, 2025, do not exceed $100.0 million, then for any subsequent period of four consecutive fiscal quarters ending on or after March 31, 2026, in which net product sales exceed $125.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.50% per annum. In all cases, the 3-Month Term SOFR rate will be subject to a floor of 4.00% per annum. Interest will be payable quarterly in arrears on the last day of each calendar quarter. The Company has the option to pay up to 25% of the interest in-kind beginning on the Term Loans Closing Date, through and including June 30, 2026. The Company has recognized approximately $0.9 million of interest-in-kind as of September 30, 2024, which is included in long-term debt in the unaudited condensed consolidated balance sheet. The Term Loans will mature on the fifth anniversary of the Term Loans Closing Date. In connection with the Credit Agreement, the Company incurred approximately $2.2 million of costs, which primarily consisted of underwriting, legal and other professional fees, and are included as a reduction to the carrying amount of the related debt liability and are deferred and amortized over the remaining life of the financing using the effective interest method.

The Credit Agreement contains customary affirmative and negative covenants by the Company, which among other things, will require the Company to provide certain financial reports to the Lenders within 60 days after the end of each of the first three fiscal quarters of each fiscal year and 105 days after the end of each fiscal year, meet certain minimum net product sales amounts, and limit the ability of the Company to incur or guarantee additional indebtedness, engage in certain transactions, and effect a consolidation or merger without consent. In addition, as long as the line of credit remains active, the Company must maintain a minimum cash balance of $20.0 million to ensure the Company can meet its immediate capital needs. The obligations of the Company under the Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, covenant defaults, insolvency, material judgments, or inaccuracy of representations and warranties. The Term Loans are secured by a first priority perfected lien on, and security interest in, substantially all current and future assets of the Company. The proceeds of the Term Loans were used to refinance certain existing indebtedness of the Company and its subsidiaries. The Company will use the remaining proceeds to pay fees and expenses related to the debt financing and fund the development and commercialization of OLPRUVA and MIPLYFFA.

Future minimum principal payments under the Term Loans as of   September 30, 2024, were as follows (in thousands):

Year Ending December 31,
2024 (excluding the nine months ending September 30, 2024)	$—
2025	—
2026	—
2027	—
2028	—
Thereafter	60,919
Total minimum payments	60,919
Less: unamortized debt discount, debt issuance costs and paid in kind interest	(2,015)
Note payable	$58,904

E.	Revenue, net

Licensing Agreements

AZSTARYS License Agreement

The Company entered into a Collaboration and License Agreement (the “AZSTARYS License Agreement”) with Commave Therapeutics SA (formerly known as Boston Pharmaceutical S.A.) ("Commave"), an affiliate of Gurnet Point Capital, L.P., dated September 3, 2019. Under the AZSTARYS License Agreement, as amended, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-MPH, including AZSTARYS, or any other product candidates containing SDX and developed to treat ADHD or any other central nervous system disorder. Corium Inc. was tasked by Commave to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement. Pursuant to the AZSTARYS License Agreement, Commave agreed to pay milestone payments up to an aggregate of $590.0 million upon the occurrence of specified regulatory milestones related to AZSTARYS, additional fixed payments upon the achievement of specified U.S. sales milestones, and quarterly, tiered royalty payments based on a range of percentages of net sales (as defined in the AZSTARYS License Agreement). Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are  not included in the transaction price as the Company could  not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will  not occur surrounding these milestone paym ents. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the three and nine months ended September 30, 2024, the Company recognized $1.1 million and $3.6 million of revenue under the AZSTARYS License Agreement, respectively, primarily related to royalties.  For the three and nine months ended September 30, 2023, the Company recognized revenue under the AZSTARYS License Agreement of $0. 9 million and $7.2 million, respectively, which includes recognition of a $5.0 million net sales milestone that was met in June  2023. There was  no deferred revenue related to this agreement as of September  30,  2024, or December 31,  2023.

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

Relief Exclusive License Agreement

As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics SA ("Relief") entered into an exclusive license agreement on August 30, 2023 (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the European Union, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia ("Geographical Europe"). The Company will have the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe. For the three and nine months ended September 30, 2024, the Company did not recognize any revenue under the Relief License Agreement. There was no deferred revenue related to this agreement as of September 30, 2024, and December 31, 2023. For further discussion of the Relief License Agreement, see Note L.

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

In accordance with ASC 606, the Company recognizes revenue when fulfilling its performance obligation under the Expanded Access Program ("EAP") by transferring control of promised goods or services to its customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining when the customer obtains control of the product, the Company considers certain indicators, including whether the Company has a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether the customer acceptance has been received. Revenue is recognized net of sales deductions, including discounts, rebates, applicable distributor fees, and revenue-based taxes.

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

For the three and nine months ended September 30, 2024, the Company recognized revenue related to the EAP in France of $2.6 million and $8.0 million, respectively, which is net of a clawback liability of $1.4 million and $4.4 million, respectively, and other gross to net adjustments. For the three and nine months ended September  30, 2023, the Company recognized revenue related to the EAP in France of $2.0 million and $7.1 million, respectively, which is net of a clawback liability of $1.1 million and $4.0 million, respectively, and other gross to net adjustments. The total estimated reserve liability as of September  30,  2024, and December 31, 2023, w as $17.0 million and $12.2  million, respectively. As of September  30, 2024, and December 31, 2023, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

Product Sales

On December 27, 2022, the FDA approved OLPRUVA (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the long-term management of adults and children with UCDs weighing 44 pounds (20 kg) or greater and with a body surface area of 1.2m2 or greater. On November 17, 2023, the Company acquired OLPRUVA in connection with the Merger (Note L). For the three and nine months ended September 30, 2024, sales of OLPRUVA were de minimis.

On September 20, 2024, the NDA for MIPLYFFA, an orally-delivered treatment for NPC, which is an ultra-rare and progressive neurodegenerative disease, was approved. For the three and nine months ended September 30, 2024, sales of MIPLYFFA were de minimis. In May 2011, Orphazyme entered into an asset purchase agreement with LadRx Corporation, which was assigned to XOMA (US) LLC, a wholly-owned subsidiary of XOMA Corporation ("XOMA"), in June 2023 ("XOMA License Agreement"). Under the XOMA License Agreement, XOMA is entitled to certain net sales and regulatory milestone payments in addition to a mid-single digit royalty with respect to sales of MIPLYFFA. For the three and nine months ended September 30, 2024, the Company recognized a regulatory milestone payment of $6.0 million due to XOMA under the XOMA License Agreement, which is included in intangible assets, net in the unaudited condensed consolidated balance sheet.

The Company currently utilizes a single specialty pharmacy provider as its sole distributor for both OLPRUVA and MIPLYFFA. The Company also enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of its products. To commercialize OLPRUVA for oral suspension and MIPLYFFA in the U.S., the Company has built marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or is making arrangements with third parties to perform these services.

Accounts and Other Receivables

Accounts and other receivables consist of receivables from product sales, receivables under the AZSTARYS License Agreement and EAP, as well as income tax receivables and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs and royalties on product sales. Receivables under the EAP are recorded for product sales under the French nATU. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. As of September 30, 2024, the Company had receivables related to the EAP of $4.4 million, AZSTARYS License Agreement of $1.1 million, and other receivables of $2.3 million. As of  December 31, 2023, the Company had receivables related to the EAP of $4.7 million, AZSTARYS License Agreement of $11.4 million, and other receivables of $1.3 million. As of September 30, 2024, and December 31, 2023, no reserve or allowance for doubtful accounts had been established.

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

Litigation Related to the AZSTARYS License Agreement

In September 2024, the Company became engaged in a legal dispute regarding the AZSTARYS License Agreement. The litigation is in its early stages. We cannot predict with certainty the timing or ultimate outcome of this litigation or its potential impact on our business, financial condition, or results of operations. At this time, we have not recorded any accrual for contingent liability associated with this matter. The AZSTARYS License Agreement remains in effect during this litigation, and both parties continue to perform their respective obligations thereunder. However, there can be no assurance that this dispute will not have an adverse impact on our relationship with Commave or on the Company's business. The Company will continue to monitor developments in this matter and will assess the potential impact on our financial statements in future periods. The Company expects to incur significant legal expenses in connection with this litigation, which may materially affect its results of operations in future periods.

As of September 30, 2024, and  December 31, 2023,no accruals were made related to commitments and contingencies.

G.	Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of September 30, 2024, and December 31, 2023, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 54,803,056 and 43,110,360 shares of common stock were issued as of September 30, 2024, and December 31, 2023, respectively, and 53,227,364 and 41,534,668 shares of common stock were outstanding as of September 30, 2024, and December 31, 2023, respectively.

As of  September 30, 2024, and December 31, 2023, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2024	December 31, 2023
Outstanding awards under equity incentive plans	8,987,997	8,023,142
Outstanding common stock warrants	5,483,537	5,603,729
Possible future issuances under equity incentive plans	4,536,410	1,728,885
Possible future issuances under employee stock purchase plans	1,242,425	1,340,172
Total common shares reserved for future issuance	20,250,369	16,695,928

Common Stock Activity

The following table summarizes common stock activity for the nine months ended September 30, 2024:

Shares of Common Stock
Balance as of January 1, 2024	41,534,668
Common stock issued as compensation to third parties	9,000
Common stock issued as a result of stock options exercised	306,826
Balance as of March 31, 2024	41,850,494
Common stock issued as a result of the Employee Stock Purchase Plan	97,747
Common stock issued as compensation to third parties	41,820
Common stock issued as a result of stock options exercised	1,403
Balance as of June 30, 2024	41,991,464
Common stock issued as compensation to third parties	32,820
Common stock issued in connection with the Public Offering (Note B)	10,615,385
Common stock issued as a result of stock options exercised	39,750
Common stock issued in connection with vesting of performance-based awards	547,945
Balance as of September 30, 2024	53,227,364

Authorized, Issued, and Outstanding Preferred Stock

As of September 30, 2024, and December 31, 2023, the Company had 10,000,000 shares of authorized preferred stock, none of which were designated, issued, or outstanding.

Warrants to Purchase Common Stock

The Company has issued warrants to purchase common stock to various third parties, of which 5,483,537 remain outstanding as of September 30, 2024, and are immediately exercisable. These warrants qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net loss per share calculation (Note J). The Company may be required to redeem these warrants for a cash amount equal to the Black-Scholes value of the portion of the warrants to be redeemed (the “Put Option”).

In connection with the Merger (Note L), in November 2023, the Company directly issued to certain investors an aggregate of 1,382,489 shares of its common stock, par value $0.0001 per share, and accompanying warrants to purchase up to 1,382,489 shares of its common stock (the "2023 Warrants") at a combined offering price of $4.34 per share of common stock and the Warrants and an aggregate of 917,934 shares of its common stock in exchange for the cancellation of a warrant to purchase 2,920,306 shares of common stock of Acer. The Warrants are immediately exercisable and expire on November 22, 2028. The Company used the net proceeds of approximately $6.0 million from the offering for general corporate purposes. These warrants are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of September 30, 2024, and December 31, 2023, none of the warrants have been exercised. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock.

The Company determined that its outstanding warrants and the Put Option should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the unaudited condensed consolidated statements of operations as a fair value adjustment related to warrant and CVR liability. As of September 30, 2024, and December 31, 2023, the fair value of the liability associated with these warrants and the Put Option was approximately $13.9 million and $16.1 million, respectively. The fair value adjustment related to these warrants and the Put Option was approximately $6.0 million of loss and $2.2 million of income for the three and nine months ended September 30, 2024, respectively. The fair value adjustment related to these warrants and the Put Option was approximately $3.7 million and $4.3 million of income for the three and nine months ended September 30, 2023, respectively.

H.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In November 2014, the Board of Directors of the Company ("the Board"), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in  April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan is 9,932,883 as of September 30, 2024. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on  January 1 of each year, until and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the 2014 Plan, on  January 1, 2024, the common stock reserved for issuance under the 2014 Plan automatically increased by 1,661,386 shares.

During the three and nine months ended September 30, 2024, 27,750, and 761,500 stock options were exercised, respectively. During the three and nine months ended September 30, 2023, no stock options were exercised.

In  June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), following its adoption by the Board in April 2021. The maximum number of shares of common stock that  may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of September 30, 2024, 257,575 shares have been issued under the ESPP.

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

Stock-based compensation expense recorded under the Incentive Stock Plan, A&R 2014 Plan, ESPP and 2023 Plan is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$1,441	$720	$3,322	$2,023
Selling, general and administrative	4,696	667	7,566	1,058
Total stock-based compensation expense	$6,137	$1,387	$10,888	$3,081

During the three and nine months ended September 30, 2024, the Company recognized approximately $2.5 million in stock-based compensation expense related to performance-based awards. There was no stock-based compensation expense related to performance-based awards recognized during the nine months ended September 30, 2023.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2024, and December 31, 2023 (in thousands):

	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CVR liability (Note L)	$4,800	$—	$—	$4,800
Warrant liabilities	13,902	—	—	13,902
Total liabilities	$18,702	$—	$—	$18,702

Securities:
U.S. Treasury securities	$35,337	$35,337	$—	$—
Corporate bonds	6,105	—	6,105	—
Total assets	$41,442	$35,337	$6,105	$—

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CVR liability (Note L)	$7,262	$—	$—	$7,262
Warrant liabilities	16,100	—	—	16,100
Total liabilities	$23,362	$—	$—	$23,362

Securities:
U.S. Treasury securities	$24,688	$24,688	$—	$—
Total assets	$24,688	$24,688	$—	$—

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.51% - 3.81%	3.76% - 4.12%
Volatility	61.76% - 82.44%	62.01% - 92.42%
Dividend yield	0%	0%
Expected term (years)	1.27 - 4.14	2.0 - 4.9
Weighted average fair value	$2.54	$2.94

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Balance as of December 31, 2023	$16,100
Change in fair value measurement	(2,198)
Balance as of September 30, 2024	$13,902

For thenine months ended September 30, 2024, and 2023, the changes in fair value of the warrant liabilities primarily resulted from the volatility of the Company's common stock and the change in the risk-free interest rates.

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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Awards under equity incentive plans	8,987,997	7,262,039	8,987,997	7,262,039
Common stock warrants	5,483,537	4,252,490	5,483,537	4,252,490
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	14,471,534	11,514,529	14,471,534	11,514,529

A reconciliation from net loss to basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2024, and 2023, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share of common stock:

Net loss, basic and diluted	$(33,225)	$(10,367)	$(69,772)	$(26,157)
Weighted average number of shares of common stock outstanding, basic and diluted	47,809	34,725	43,844	34,364
Basic and diluted net loss per share of common stock	$(0.69)	$(0.30)	$(1.59)	$(0.76)

K.	Leases

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

The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Cost	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$12	$26	$36	$90
Interest on lease liabilities	—	—	—	—
Total finance lease cost	12	26	36	90
Operating lease cost	119	113	330	340
Short-term lease cost	59	55	177	165
Variable lease cost	26	13	39	39
Less: sublease income	(50)	(39)	(128)	(117)
Total lease costs	$166	$168	$454	$517

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$—	$5
Operating cash flows from operating leases	405	426
Operating cash flows from short-term leases	177	165
Operating cash flows from variable lease costs	39	39

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	419	—

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	September 30,	December 31,
	2024	2023
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(917)	(882)
Property and equipment, net	$114	$149

Other current liabilities	$—	$—
Other long-term liabilities	—	—
Total finance lease liabilities	$—	$—

Operating Leases
Operating lease right-of-use assets	$820	$790
Total operating lease right-of-use assets	$820	$790

Current portion of operating lease liabilities	$540	$543
Operating lease liabilities, less current portion	483	456
Total operating lease liabilities	$1,023	$999

Weighted Average Remaining Lease Term
Operating leases (in years)	2	2

Weighted Average Discount Rate
Finance leases	0.0%	14.3%
Operating leases	9.6%	7.6%

Maturities of lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2024 (excluding the nine months ended September 30, 2024)	$—	$167
2025	—	536
2026	—	146
2027	—	136
2028	—	161
Thereafter	—	49
Total lease payments	—	1,195
Less: future interest expense	—	(172)
Lease liabilities	$—	$1,023

L.	Merger

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

The preliminary fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined using an income approach based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques. These preliminary fair values are subject to change within the one-year measurement period. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill acquired represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The marketed product asset is amortized on a straight-line basis over its estimated useful life. As of September 30, 2024, the in-process research and development ("IPR&D") project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization.

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

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Pro forma revenue	$3,267	$14,913
Pro forma net loss	(25,900)	(54,763)

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

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the CVRs (dollars in thousands):

Balance at December 31, 2023	$7,262
Change in fair value recognized in earnings	(2,462)
Balance at September 30, 2024	$4,800

For thenine months ended September 30, 2024, the Company recorded a $2.5 million gain on the change in fair value of contingent consideration, primarily due to changes in market data and revenue projections.

M.	Goodwill & Intangible Assets

The Company's goodwill balance was $4.7 million as of September 30, 2024, and December 31, 2023.

As of September 30, 2024, and December 31, 2023, non-amortizable intangible assets include IPR&D of $2.0 million

As of September 30, 2024, and December 31, 2023, the Company had a definite-lived intangible asset, net related to the acquisition of OLPRUVA as a result of the Merger of $62.6 million and $67.2 million, respectively. This is amortized on a straight-line basis over the OLPRUVA patent life of thirteen years and is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was $1.5 million and $4.6 million for the three and nine months ended September 30, 2024. No amortization expense related to definite-lived intangible assets was recognized for the three and nine months ended September 30, 2023.

In accordance with its policy, the Company reviews the estimated useful lives of its intangible assets on an ongoing basis. This review indicated that based on recent facts and circumstances, including detailed analysis on sales experience and prospective product strategy, the actual life of the definite-lived intangible asset related to OLPRUVA was longer than the estimated useful life previously established at the acquisition of the asset. As a result, effective September 30, 2024, the Company changed its estimate of the useful life of this intangible asset to better reflect the estimated periods during which this asset will remain in service. The estimated useful life was previously 11 years and was increased to approximately 13 years. The change in estimate had no effect on depreciation and amortization expense, net income, or basic and diluted earnings per share for the three and nine months ended September 30, 2024.

In connection with the XOMA License Agreement, the Company owed XOMA a royalty payment of $6.0 million upon approval of MIPLYFFA in September 2024, which is included in intangible assets, net in the unaudited condensed consolidated balance sheet as of September 30, 2024.

This definite-lived intangible asset is amortized on a straight-line basis over the MIPLYFFA patent life of approximately five years and is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was de minimis for the three and  nine months ended September 30, 2024 . No amortization expense related to definite-lived intangible assets was recognized for the three and  nine months ended September 30, 2023 .

For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to September 30, 2024, is expected to be $6.5 million per year.

N.	Subsequent Events

The Company evaluated events and transactions occurring subsequent to September 30, 2024, through November 13, 2024, the date the accompanying unaudited condensed consolidated financial statements were issued. During this period, there were no subsequent events that required recognition in the accompanying unaudited condensed consolidated financial statements, nor were there any additional non-recognized subsequent events that required disclosure.

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

Overview

We are a commercial-stage company focused on addressing unmet needs for the treatment of rare diseases. Our mission is to bring life changing therapeutics to people living with rare diseases. With unique, data-driven development and commercialization strategies, we are overcoming complex drug development challenges to make new therapies available to the rare disease community. We have a diverse portfolio of products and product candidates, which includes a clinical stage pipeline and commercial stage assets. Our team has specialized expertise and a track record of success in advancing promising therapies that face complex clinical and regulatory challenges with an approach that balances science and data with patient need.

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

In May 2022, we purchased all of the assets and operations of Orphazyme A/S ("Orphazyme") related to arimoclomol, settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million, and agreed to assume an estimated reserve clawback liability of $5.2 million related to revenue generated from Orphazyme’s Expanded Access Program in France (the "EAP").

On November 17, 2023, Zevra completed the acquisition of Acer Therapeutics, Inc. ("Acer"). Pursuant to the Merger Agreement, Acer continues as a wholly-owned subsidiary of Zevra (the “Merger"). The Merger included the acquisition of OLPRUVA® (sodium phenylbutyrate) for oral suspension, which was approved by the FDA on December 27, 2022, for the treatment of certain urea cycle disorders ("UCDs"). Acer also had a pipeline of investigational product candidates, including celiprolol for the treatment of Vascular Ehlers-Danlos syndrome ("VEDS") in patients with a confirmed type III collagen (COL3A1) mutation. At the effective time of the Merger (the "Effective Time"), each share of common stock of Acer, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time (excluding cancelled shares and any shares held by holders who have exercised their appraisal rights) were converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share, and (ii) one non-transferable contingent value right (“CVR”) issued by Zevra, which represents the right to receive one or more contingent payments up to an additional $76.0 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

On September 20, 2024, the FDA approved the New Drug Application (“NDA") for MIPLYFFA™ (arimoclomol), an orally-delivered treatment for Niemann-Pick disease type C (“NPC"), which is an ultra-rare and progressive neurodegenerative disease. MIPLYFFA, the first FDA-approved treatment for NPC, is indicated for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients two years of age and older. In addition, we received a transferable rare pediatric disease priority review voucher in conjunction with the approval. MIPLYFFA has also been granted orphan medical product designation for the treatment of NPC by the European Commission.

Now focused on late-stage clinical development and commercial opportunities, Zevra has discontinued its in-house drug discovery activities and is closing its laboratory facilities in Iowa and Virginia at the end of the third quarter.  Future early research and development activities will be outsourced.

To accomplish our mission, we are seeking to further expand our pipeline through both internal development and through our business development activities to collaborate, partner, and potentially acquire additional assets. We intend to target assets that will allow us to leverage the expertise and infrastructure that we have built to help mitigate risk and enhance our probability of success. In addition, we may consider external opportunities within neurology and neurodegenerative diseases, psychiatric disorders, and other rare diseases, along with adjacent or related therapeutic categories. If we are successful, expanding our pipeline could be accretive to our value proposition and has the potential to create incremental long-term value for stockholders.

Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue operating as a going concern is contingent upon its ability to generate revenue from approved products or obtain product candidate regulatory approvals, which would generate revenue, milestones, and cash flow sufficient to support ongoing operations and the satisfaction of financial covenants. We are early in our commercialization effort for OLPRUVA and MIPLYFFA and do not yet have a substantial basis to project future earnings, and our other sources of revenue are not sufficient to sustain our present activities on their own. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Our Product Candidates and Approved Products

We have built a diverse portfolio of products and product candidates through a combination of internal development and strategic investments through acquisition. For example, we have employed our proprietary Ligand Activated Technology ("LAT") platform to develop approved products (e.g., AZSTARYS), and clinical development candidate (KP1077IH and KP1077N). Through our business development efforts, we have added commercial products (OLPRUVA and MIPLYFFA), and a clinical development candidate (celiprolol). We furthermore have a variety of product candidates and compounds that are clinical-stage and designed to address a variety of rare diseases and other indications.

Currently active commercial products and development assets are summarized in the table below:

Active Zevra Commercial and Development Assets

Parent Drug	Indication	Product / Candidate	Development Status	Next Milestone(s)
Sodium phenylbutyrate	Urea Cycle Disorders (UCD)	OLPRUVA	FDA Approved	Tracking Commercial Progress
Arimoclomol	Niemann Pick disease type C (NPC)	MIPLYFFA	FDA Approved	Tracking Commercial Progress
Celiprolol	Vascular Ehlers Danlos Syndrome (VEDS)	Celiprolol	Clinical - Phase 3	Phase 3 ongoing
Serdexmethylphenidate	Idiopathic Hypersomnia (IH)	KP1077IH	Clinical - Phase 2	Evaluation of potential Phase 3 Trial
Serdexmethylphenidate	Narcolepsy	KP1077N	Clinical - Phase 1/2	Evaluation of next steps based on potential Phase 3 Trial for KP1077IH
Serdexmethylphenidate and dexmethylphenidate	Attention Deficit and Hyperactivity Disorder (ADHD)	AZSTARYS	FDA Approved and Partnered	Collecting royalties and milestones

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

To commercialize OLPRUVA for oral suspension in the U.S. we have built marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or is making arrangements with third parties to perform these services. During the quarter ended December 31, 2023, we began generating revenue from the sale of OLPRUVA in the U.S. For additional information regarding the Merger, see Note L of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Zevra has a partnership with Relief Therapeutics who has rights to commercialize OLPRUVA in various European Union [EU] countries, if approved. In addition, Zevra pays royalties of 10% of U.S. net sales plus milestones to Relief Therapeutics.

During the first half of 2024, we initiated the commercial launch of OLPRUVA in the U.S.  We have focused our initial efforts on the approximately 40 metabolic treatment centers of excellence across the United States which treat the majority of UCD patients to build awareness with physicians regarding the benefits of OLPRUVA.  In the months since launch, our team has been able to engage with more than 90% of our customers.  We have seen meaningful growth in reimbursement coverage, which was approximately 55% of U.S. covered lives at the time of acquisition, to now approximately 76%. Zevra is refining its commercial strategy for OLPRUVA to focus on specific patient segments where there are fewer access barriers, and, to increase awareness through targeted patient education campaigns.

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

MIPLYFFA (arimoclomol)

On September 20, 2024, the FDA approved the NDA for MIPLYFFA, an orally-delivered treatment for NPC, which is an ultra-rare and progressive neurodegenerative disease. MIPLYFFA, the first FDA-approved treatment for NPC, is indicated for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients two years of age and older. In addition, we received a transferable rare pediatric disease priority review voucher (“PRV”) in conjunction with the approval. MIPLYFFA has also been granted orphan medical product designation for the treatment of NPC by the European Commission.

NPC is characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 to 130,000 live births. We estimate that there are approximately 1,800 individuals with NPC in the U.S. and Europe, of these, approximately 300 have been diagnosed in the U.S. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options could increase awareness of the disease and assist in more accurately identifying patients. Effective therapies to treat NPC are desperately needed, and for this reason, MIPLYFFA is currently being made available to NPC patients in France, Germany, and other EU member states under various expanded access programs ("EAPs").

Zevra holds global rights to develop and commercialize MIPLYFFA. We intend to seek regulatory approval in the E.U., and we are currently evaluating the potential to commercialize outside of the U.S., and/or to seek additional regulatory approvals to support future global commercialization opportunities.

MIPLYFFA summary:

●	Demonstrated halting of disease progression. MIPLYFFA in combination with miglustat has demonstrated a halting of progression of the disease through 12 months of treatment.

●

Ease of flexible administration as an oral treatment. MIPLYFFA is administered as an oral capsule that can be swallowed whole, opened and contents mixed with foods or liquids, or delivered through a feeding tube.

●	Extensive clinical experience with favorable safety data. No significant safety findings have been reported with more than 600 patients treated in various clinical trials and through our EAPs.

●

Advantageous regulatory designations. MIPLYFFA has been granted orphan medical product designation for the treatment of NPC by the European Commission. We received a transferable PRV upon approval of MIPLYFFA.

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

KP1077

KP1077 is being developed and evaluated for the treatment of IH and narcolepsy. IH is a rare neurological sleep disorder affecting approximately 37,000 patients in the United States.  The cardinal feature of IH is excessive daytime sleepiness ("EDS"), characterized by daytime lapses into sleep, or an irrepressible need to sleep that persists even with adequate or prolonged nighttime sleep.  Additionally, those with IH have extreme difficulty waking, otherwise known as “sleep inertia,” suffer from severe and debilitating brain fog, and may fall asleep unintentionally or at inappropriate times, also known as narcolepsy.  These symptoms often further lead to reported memory problems, difficulty maintaining focus, and depression.

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

Narcolepsy is a rare, chronic, debilitating neurologic disorder of sleep-wake state instability that impacts up to 200,000 Americans and is primarily characterized by EDS and cataplexy (sudden loss of muscle tone while a person is awake) along with other manifestations of rapid eye movement ("REM"), sleep dysregulation, which intrude into wakefulness. In most patients, narcolepsy is caused by the loss of hypocretin, a neuropeptide in the brain that supports sleep-wake state stability. Typical symptom onset occurs in adolescence or young adulthood, but it can take up to a decade to be properly diagnosed. Although there are several approved medications for narcolepsy, we believe a treatment option based on serdexmethylphenidate (“SDX”), our proprietary prodrug of d-MPH which has previously been classified as a Schedule IV controlled substance, with superior exposure/duration characteristics and low abuse potential may be beneficial.

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

In the Phase 2 trial, KP1077 was observed to be well-tolerated at all dose levels and both dosing regimens, with adverse events that are typical for stimulants and mostly mild in severity.  These results are consistent with data from the Phase 1 trial with SDX that indicated no greater cardiovascular safety risk despite higher overall exposure levels when compared to both immediate and long-acting methylphenidate products currently used off-label for the treatment of IH.  The trial concluded in March 2024 and provided meaningful information of the optimal dose and dosing regimen to inform Phase 3 trial design. On June 3, 2024, we announced final results from the Phase 2 Clinical Trial of KP1077 for IH. The proof-of-concept study was designed to demonstrate safety and tolerability and was not powered to demonstrate statistical significance. However, the trial included several important secondary and exploratory endpoints, such as the change in Epworth Sleepiness Scale ("ESS") total score, the IH Severity Scale ("IHSS"), the Sleep Inertia Visual Analog Scale ("SIVAS"), and a new scale to assess the symptoms and severity of brain fog. These data gathered from the secondary endpoints will help inform the study design for a potential Phase 3 clinical trial of KP1077. We held the end-of-Phase 2 meeting with the FDA in September 2024, to discuss the design of a pivotal Phase 3 trial to study KP1077 in IH.

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

We completed a Phase 1 clinical trial in healthy volunteers to assess proposed dosing regimen for the narcolepsy indication. We are leveraging the data from the study and the IH program in evaluating the potential to initiate a Phase 3 trial in narcolepsy.

As discussed above, we recently completed an End-of-Phase 2 meeting with the FDA who indicated that a single pivotal study with appropriate confirmatory evidence will be sufficient to submit a new NDA. We are evaluating strategic alternatives to advance clinical development toward NDA submission and later, commercialization.

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

●

No currently approved generic equivalent product. KP1077 contains SDX, our proprietary prodrug of d-methylphenidate, also known as the new chemical name, serdexmethylphenidate, by the U.S. Adopted Names Council of the American Medical Association (“USAN”), which means that there may be no generic equivalent product for KP1077 in most U.S. states, making drug-equivalent substitution potentially difficult at the pharmacy.

●

Orphan drug designation. Because small size of the IH patient population, the FDA has granted KP1077 orphan drug designation for the treatment of IH. We believe KP1077 may potentially be eligible for fast-track and breakthrough therapy designation, which may provide various regulatory benefits for the development program.

AZSTARYS (Partnered product)

AZSTARYS contains d-MPH and our prodrug of dexmethylphenidate, SDX. On March 2, 2021, the FDA approved AZSTARYS as a once-daily treatment for attention deficit hyperactivity disorder (ADHD), in patients age six years and older. AZSTARYS is currently being marketed in the U.S. under our September 2019 collaboration and license agreement, or the AZSTARYS License Agreement, with Commave. Under the AZSTARYS License Agreement, we granted to Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX and used to treat ADHD or any other CNS disease. In July 2020, we entered into the consulting agreement with Corium, Inc. ("Corium") (the “Corium Consulting Agreement”), under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS.

Commave has tasked Corium, another affiliate of Gurnet Point Capital, L.P., to lead all commercialization activities for AZSTARYS in the U.S.  Corium commercially launched AZSTARYS in the U.S. during the third quarter of 2021. In December 2021, Commave entered into a sublicense of commercialization rights for AZSTARYS in greater China to Shanghai Ark Biopharmaceutical Ltd.

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

Distributor Agreement

Our current single distributor for sales of our approved products, OLPRUVA and MIPLYFFA, is a specialty pharmacy provider, however, the Company may establish additional specialty distributors or other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements, we enter into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of our products.

Relief Exclusive License Agreement

As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics SA ("Relief") entered into an exclusive  license agreement on August 30, 2023 (the "Relief License Agreement"). Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the EU, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia ("Geographical Europe"). The Company will have the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe.

XOMA Agreement

In May 2011, Orphazyme entered into an asset purchase agreement with LadRx Corporation, which was assigned to XOMA (US) LLC, a wholly-owned subsidiary of XOMA Corporation ("XOMA"), in June 2023 ("Xoma License Agreement"). Under the XOMA License Agreement, XOMA is entitled to certain net sales and regulatory milestone payments in addition to a mid-single digit royalty with respect to sales of MIPLYFFA.

Results of Operations

Comparison of the three months ended September 30, 2024, and 2023 (in thousands):

	Three months ended September 30,		Period-to-
	2024	2023	Period Change
Revenue, net	$3,695	$2,895	$800
Cost of product revenue (excluding $1,545 in intangible asset amortization for the three months ended September 30, 2024, shown separately below)	2,303	144	2,159
Intangible asset amortization	1,545	—	1,545
Operating expenses:
Research and development	10,945	12,297	(1,352)
Selling, general and administrative	16,208	5,818	10,390
Total operating expenses	27,153	18,115	9,038
Loss from operations	(27,306)	(15,364)	(11,942)
Other (expense) income:
Interest expense	(2,312)	(366)	(1,946)
Fair value adjustment related to warrant and CVR liability	(4,746)	3,678	(8,424)
Fair value adjustment related to investments	90	124	(34)
Interest and other income (expense), net	1,049	1,738	(689)
Total other (expense) income	(5,919)	5,174	(11,093)
Loss before income taxes	(33,225)	(10,190)	(23,035)
Income tax expense	—	(177)	177
Net loss	$(33,225)	$(10,367)	$(22,858)

Net Loss

Net loss for the three months ended September 30, 2024, was $33.2 million, compared to net loss of $10.4 million for the three months ended September 30, 2023, an increase in net loss of $22.8 million. The change was primarily attributable to an increase in loss from operations of $11.9 million and a decrease in other income of$11.1 million.

Revenue

Revenue for the three months ended September 30, 2024, was $3.7 million, compared to revenue of $2.9 million for the three months ended September 30, 2023, an increase of $0.8 million. The increase was primarily due to an increase in royalties and other reimbursements under the AZATARYS License Agreement of $0.3 million and an increase in French EAP reimbursements of $0.5 million. OLPRUVA revenue was de minimis for the period.

Cost of product revenue

Cost of product revenue for the three months ended September 30, 2024, increased by approximately $2.2 million compared to the cost of product revenue for the three months ended September 30, 2023, primarily due to recognition of $2.0 million of inventory obsolescence.

Intangible asset amortization

Intangible asset amortization for the three months ended September 30, 2024 , was due to $1.5 million in amortization expense related to definite-lived intangible assets acquired in the Merger.

Research and Development

Research and development expenses decreased by$1.4 million, from $12.3 million for the three months endedSeptember 30, 2023, to $10.9 million for the three months ended September 30, 2024. This decrease was primarily driven by a decrease in spending for the ongoing Phase 2 clinical study in KP1077, partially offset by an increase in personnel-related costs and an increase in third-party costs related to MIPLYFFA.

Selling, General and Administrative

Selling, general and administrative expenses increased by$10.4 million, from $5.8 million for the three months ended September 30, 2023, to $16.2 million for the three months ended September 30, 2024. The period-over-period increase was primarily related to an increase in personnel costs due to an increase in headcount and an increase in other expenses as we built our commercial organization.

Other (Expense) Income

Other expense for the three months ended September 30, 2024, was $5.9 million compared to other income of $5.2 million for the three months ended September 30, 2023. This change was primarily attributable to a decrease in the fair value adjustment related to warrant and CVR liability of $8.4 million, an increase in interest expense of $1.9 million, and a decrease in interest and other income of $0.7 million.

Comparison of the nine months ended September 30, 2024, and 2023 (in thousands):

	Nine months ended September 30,		Period-to-
	2024	2023	Period Change
Revenue, net	$11,569	$14,541	$(2,972)
Cost of product revenue (excluding $4,619 in intangible asset amortization for the nine months ended September 30, 2024, shown separately below)	6,051	946	5,105
Intangible asset amortization	4,619	—	4,619
Operating expenses:
Research and development	33,743	28,385	5,358
Selling, general and administrative	38,743	19,657	19,086
Total operating expenses	72,486	48,042	24,444
Loss from operations	(71,587)	(34,447)	(37,140)
Other (expense) income:
Interest expense	(5,157)	(745)	(4,412)
Fair value adjustment related to warrant and CVR liability	4,660	4,253	407
Fair value adjustment related to investments	64	451	(387)
Interest and other income (expense), net	2,248	4,331	(2,083)
Total other (expense) income	1,815	8,290	(6,475)
Loss before income taxes	(69,772)	(26,157)	(43,615)
Income tax expense	—	—	—
Net loss	$(69,772)	$(26,157)	$(43,615)

Net Loss

Net loss for the nine months ended September 30, 2024, was $69.8 million, compared to net loss of $26.2 million for the nine months ended September 30, 2023, an increase in net loss of$43.6 million. The change was primarily attributable to an increase in loss from operations of $37.1 million and a decrease in other income of $6.5 million.

Revenue

Revenue for the nine months ended September 30, 2024, was $11.6 million, compared to revenue of $14.5 million for the nine months ended September 30, 2023, a decrease of $2.9 million. This decrease was primarily due to a decrease in net sales milestones under the AZSTARYS License Agreement of $5.0 million and a decrease in consulting revenue of $1.5 million, partially offset by an increase in royalties and other reimbursements under the AZSTARYS License Agreement of $2.4 million and an increase in French EAP reimbursements of $1.2 million. OLPRUVA revenue was de minimis for the nine months ended September 30, 2024.

Cost of product revenue

Cost of product revenue for the nine months ended September 30, 2024, increased by approximately $5.1 million compared to cost of product revenue for the nine months ended September 30, 2023, primarily due to recognition of $5.2 million of inventory obsolescence.

Intangible asset amortization

Intangible asset amortization for the nine months ended September 30, 2024, was due to $4.6 million in amortization expense related to definite-lived intangible assets acquired in the Merger.

Research and Development

Research and development expenses increased by $5.3 million, from $28.4 million for the nine months ended September 30, 2023, to $33.7 million for the nine months ended September 30, 2024. This increase was primarily driven by an increase in personnel-related costs and an increase in third-party research and development costs related to celiprolol, partially offset by a decrease in research and development costs related to a product for which the NDA was withdrawn during the nine months ended September 30, 2023.

Selling, General and Administrative

Selling, general and administrative expenses increased by $19.0 million, from $19.7 million for the nine months ended September 30, 2023, to $38.7 million for the nine months ended September 30, 2024. The period-over-period increase was primarily related to an increase in personnel costs and fees associated with our commercial and business development activities.

Other Income

Other income decreased by $6.5 million, from $8.3 million for the nine months ended September 30, 2023, to $1.8 million for the nine months ended September 30, 2024. This decrease was primarily attributable to an increase in interest expense of $4.4 million, a decrease in interest and other income of $2.1 million, and a decrease in the fair value adjustment related to investments of $0.4 million, partially offset by an increase in fair value adjustment related to warrant and CVR liability of $0.4 million.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2024, we have funded our research and development and operating activities primarily through the issuance of debt and equity and from revenue received under the EAP, AZSTARYS License Agreement, OLPRUVA product sales and consulting arrangements. As of September 30, 2024, we had cash, cash equivalents and investments of $95.5 million.

To date, we have generated revenue from the EAP, AZSTARYS License Agreement, reimbursement of out-of-pocket third-party costs, the performance of consulting services, and sales of OLPRUVA.

We have had recurring negative net operating cash flows and we anticipate that we may continue to incur minimal positive net cash flows from operations or negative net cash flows from operations for at least the next several years. We expect that our sources of revenue will be through payments arising from our license agreement with Commave, the EAP, sales of OLPRUVA and MIPLYFFA and other potential consulting arrangements and any other future arrangements related to one of our product candidates.

We filed a registration statement on Form S-3 covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the Equity Distribution Agreement (described below). The Form S-3 was declared effective on July 12, 2021. As of September 30, 2024, no shares had been issued or sold under the Equity Distribution Agreement and this registration statement under S-3 expired on July 12, 2024.

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

On August 8, 2024, we entered into an underwriting agreement {the "Underwriting Agreement") with Cantor Fitzgerald & Co. and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the "Underwriters"), in connection with the August offering. Under the terms of the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,384,615 shares of our common stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full on August 9, 2024. The August 2024 Offering closed on August 12, 2024.  Total shares issued were 10,615,385.  Net proceeds from the offering were approximately $64.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We intend to use the net proceeds of the offering to support the commercial launch activities for MIPLYFFA, continued commercial support for OLPRUVA and the continued development of celiprolol and KP1077 through potential NDA filings and other general corporate purposes.

We have incurred operating losses since our inception and, as of September 30, 2024, had an accumulated deficit of $469.6 million. Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue operating as a going concern is contingent upon its ability to generate revenue from approved products or obtain product candidate regulatory approvals, which would generate revenue, milestones, and cash flow sufficient to support ongoing operations and the satisfaction of financial covenants. We are early in our commercialization effort for OLPRUVA and MIPLYFFA and do not yet have a substantial basis to project future earnings, and our other sources of revenue are not sufficient to sustain our present activities on their own. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Equity Distribution Agreements

On July 12, 2024, we entered into an equity distribution agreement (the "2024 ATM Agreement") with Citizens JMP Securities LLC ("Citizens JMP") under which we may offer and sell, from time to time in our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as our sales agent. The issuance and sale, if any, of common stock by us under the 2024 ATM Agreement will be made pursuant to a registration statement on Form S-3. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. In connection with the 2024 ATM Agreement, we filed the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024, covering the sale of the shares of our common stock up to $350.0 million, $75.0 million of which was allocated to the sales of the shares of common stock issuable under the 2024 ATM Agreement.

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

Merger Transactions and Documents

On August 30, 2023, in connection with the Merger Agreement with Acer, the following transactions occurred prior to Closing:

●

Bridge Loan – Zevra and Acer entered into a bridge loan facility for up to $18.0 million ("Bridge Loan"), providing for Zevra to make the Bridge Loan to Acer up to an aggregate principal amount of $16.5 million. The Bridge Loan was provided to Acer to support its termination agreement with Relief and to provide Acer with working capital, including for payments of accounts payable to support the commercial launch of OLPRUVA and the development of celiprolol pending the Merger’s closure. On October 31, 2023, the Company and Acer entered into an amendment to the Bridge Loan Agreement, which increased the aggregate principal amount available under the loan from $16.5 million to $18.0 million.

●

Purchase of Acer’s Term Loans – Zevra purchased certain indebtedness of Acer held by Nantahala Capital Management, LLC ("NCM"). Under the loan purchase with Nantahala, certain of its affiliates and certain other parties (collectively with Nantahala,  “Nantahala Holders ”) Zevra purchased (i) an original senior secured term loan facility made available to Acer in an aggregate amount of $6.5 million and funded on March 14, 2022, and (ii) an additional senior secured term loan made to Acer in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 for (1) $12.0 million in cash; (2) 98,683 shares of Zevra Common Stock; and (3) a secured Promissory Note payable by Zevra to Nantahala in the original principal amount $5.0 million (the “Nantahala Note”). These were recorded as receivables from Acer and were treated as a settlement of a preexisting relationship in connection with the closing of the transaction and recorded as a component of purchase consideration. In April 2024, the Nantahala Note was repaid in full and terminated.

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

Under the terms of the Credit Agreement, the Lenders provided a senior secured loan facility to us in the aggregate principal amount of $100.0 million, which is divided into three tranches as follows: (i) $60.0 million which was funded in full on the Term Loans Closing Date; (ii) $20.0 million which is available to us in up to two drawings, each in an amount not to exceed $10.0 million, at the Company’s option until 18 months following the Term Loans Closing Date; and (iii) $20.0 million which is available to us upon approval by the FDA of the NDA for MIPLYFFA for the treatment of NPC, at our option until December 31, 2024 (collectively, the “Term Loans”).

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

The Credit Agreement contains customary affirmative and negative covenants by us, which among other things, will require us to provide certain financial reports to the Lenders, meet certain minimum net product sales amounts, and limit our ability to incur or guarantee additional indebtedness, engage in certain transactions, and effect a consolidation or merger without consent. In addition, as long as the line of credit remains active, we must maintain a minimum cash balance of $20.0 million to ensure that we can meet our immediate capital needs. Our obligations under the Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, covenant defaults, insolvency, material judgments, or inaccuracy of representations and warranties. The Term Loans are secured by a first priority perfected lien on, and security interest in, substantially all of our current and future assets. The proceeds of the Term Loans were used to refinance certain of our previously existing indebtedness. We will use the remaining proceeds to pay fees and expenses related to the debt financing and fund the development and commercialization of OLPRUVA and MIPLYFFA.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024, and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(53,415)	$(17,377)
Net cash used in investing activities	(16,690)	(27,975)
Net cash provided by financing activities	81,312	23,460
Effect of exchange rates on cash and cash equivalents	(217)	(305)
Net increase (decrease) in cash and cash equivalents	$10,990	$(22,197)

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities of $53.4 million consisted of a net loss of $69.8 million, changes in working capital of $1.8 million, partially offset by $18.2 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs; partially offset by revenue received under the AZSTARYS License Agreement, and the EAP. The changes in working capital consisted of $10.6 million related to a change in accounts payable and accrued expenses, $4.2 million change in inventories, $0.4 million related to a change in operating lease liabilities, an increase of $0.5 million in prepaids and other assets and $1.0 million related to a change in other liabilities, partially offset by $9.6 million related to a change in accounts and other receivables, $0.4 million related to a change in operating lease right-of-use assets, and $4.8 million related to a change in discount and rebate liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $10.9 million, an inventory obsolescence charge of $5.2 million, interest expense of $1.5 million, and $5.3 million related to depreciation, amortization and other items, partially offset by a change in the fair value of warrant and CVR liability of $4.7 million.

For the nine months ended September 30, 2023, net cash used in operating activities of $17.4 million consisted of a net loss of $26.2 million; partially offset by $0.4 million in adjustments for non-cash items and $8.4 million in changes in working capital. Net loss was primarily attributable to our spending on research and development programs and operating costs; partially offset by revenue received under the AZSTARYS License Agreement, Arimoclomol EAP and the Corium Consulting Agreement. The changes in working capital consisted of $3.9 million related to a change in discount and rebate liabilities, $5.4 million related to a change in accounts payable and accrued expenses, $0.2 million related to a change in operating lease right-of-use assets, $0.2 million related to a change in inventories, $0.7 million related to a change in other liabilities; partially offset by $1.6 million related to a change in accounts and other receivables and $0.3 million related to a change in operating lease liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $3.1 million, non-cash severance expense of $1.4 million, and $0.5 million related to depreciation, amortization and other items; partially offset by a change in the fair value adjustment related to warrant and CVR liability of $4.2 million and a change in fair value adjustment related to investments of $0.5 million.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $16.7 million, which was primarily attributable to purchases of investments of $41.5 million, partially offset by $24.8 million in maturities of investments.

For the nine months ended September 30, 2023, net cash used in investing activities was $28.0 million, which was primarily attributable to purchases of investments of $45.8 million, purchases of secured corporate notes of $25.4 million, and purchases of property and equipment of $0.2 million; partially offset by maturities of investments of $43.4 million.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $81.3 million, which was primarily attributable to proceeds from the issuance of debt of $59.0 million and proceeds from the issuance of stock of $65.8 million, partially offset by repayments of debt of $42.7 million.

For the nine months ended September 30, 2023, net cash provided by financing activities was $23.5 million, which was primarily attributable to proceeds from the issuance of debt of $38.8 million, proceeds from insurance financing programs of $1.3 million and proceeds from the Employee Stock Purchase Plan of $0.2 million; partially offset by repayment of debt of $12.8 million, payments to repurchase shares as part of the Share Repurchase Program of $3.4 million, and payments of principal on insurance financing arrangements of $0.5 million.

Future Funding Requirements

While under applicable accounting principles factors exist that raise substantial doubt about our ability to continue as a going concern, based on our current operating forecast and the net proceeds from the August 2024 Offering (as described above), we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into 2027, subject to continuing compliance with our debt covenants. This estimate includes anticipated revenue from MIPLYFFA sales, reimbursements from the EAP, royalties under the AZSTARYS License Agreement, and accounts for continued investments into our development pipeline programs. This estimate does not include potential proceeds from a PRV sale. Certain of the milestones are associated with regulatory matters that are outside our control. In addition, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Potential near-term sources of additional funding include:

●	any royalties or net sales milestone payments generated under the AZSTARYS License Agreement;

●	any product sales under the EAP;

●	any product sales of OLPRUVA;

●	any product sales of MIPLYFFA; and

●	any consulting services revenue generated under other potential consulting agreements;

We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses. We anticipate that our expenses will fluctuate substantially as we:

●	continue our ongoing clinical trials and our product development activities for our pipeline of product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	continue research and development and clinical trials of our product candidates;

●	seek to discover and develop additional product candidates either internally or in partnership with other pharmaceutical companies;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio; and

●	incur additional legal, accounting and other expenses in operating as a public company.

To date, we have generated revenue from the AZSTARYS License Agreement, reimbursements of out-of-pocket third-party costs, the performance of consulting services, OLPRUVA product sales, and product sales under the EAP. We expect that, for the foreseeable future, our only sources of revenues will be through payments arising from the AZSTARYS License Agreement, product sales of OLPRUVA and MIPLYFFA, through potential consulting arrangements and any other future arrangements related to one of our product candidates and product sales under the EAP. While we have entered into the AZSTARYS License Agreement to develop, manufacture and commercialize AZSTARYS, we cannot guarantee that this, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the AZSTARYS License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to generate revenue under the EAP or successfully commercialize OLPRUVA or MILYFFA. We also expect to continue to incur additional costs associated with operating as a public company.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from the AZSTARYS License Agreement, product reimbursements under the EAP, product sales of OLPRUVA and MILYFFA, potential consulting arrangements or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. In connection with the AZSTARYS License Agreement with Commave, a dispute has arisen with Commave concerning the interpretation of certain provisions under the AZSTARYS License Agreement. On September 4, 2024, Commave filed a complaint against Zevra in the Court of Chancery of the State of Delaware (Case No. 2024-0920-LWW) alleging breach of contract and seeking injunctive relief, specific performance, declaratory relief, and damages regarding the parties' respective rights and obligations under the Agreement.

We strongly disagree with Commave's allegations and believe this lawsuit is without merit.  We filed a motion to dismiss the complaint on October 7, 2024. Commave’s opposition to the motion to dismiss is due November 21, 2024, and Zevra’s reply in support of the motion to dismiss is due December 20, 2024. All discovery in the litigation has been stayed pending resolution of Zevra’s motion to dismiss.

The litigation is in its early stages. While we intend to vigorously defend against Commave's claims, the outcome of this matter is inherently uncertain. We cannot predict with certainty the timing or ultimate outcome of this litigation or its potential impact on our business, financial condition, or results of operations. At this time, we have not recorded any accrual for contingent liability associated with this matter.

The AZSTARYS License Agreement remains in effect during this litigation, and both parties continue to perform their respective obligations thereunder. However, there can be no assurance that this dispute will not have an adverse impact on our relationship with Commave or on Zevra’s business.

We will continue to monitor developments in this matter and will assess the potential impact on our financial statements in future periods. We expect to incur significant legal expenses in connection with this litigation, which may materially affect our results of operations in future periods.

Other than disclosed herein, we believe there is no litigation pending that would reasonably be expected to, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

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

      None.

(c) Insider Trading Arrangements and Policies.

On October 15, 2024, Timothy J. Sangiovanni, Senior Vice President, Finance and Corporate Controller, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,000 shares of the Company’s common stock until April 15, 2025.

On October 15, 2024, Sven Guenther, Ph.D., Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 8,000 shares of the Company’s common stock until April 15, 2025.

On October 15, 2024, Joshua Schafer, Chief Commercial Officer & Executive Vice President, Business Development, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 10,500 shares of the Company’s common stock until April 15, 2025.

On October 15, 2024, Christal M.M. Mickle, Chief Development Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 6,300 shares of the Company’s common stock until April 15, 2025.

On October 15, 2024, R. LaDuane Clifton, Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 11,000 shares of the Company’s common stock until April 15, 2025.

On October 15, 2024, Neil F. McFarlane, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 91,817 shares of the Company’s common stock until April 15, 2025.

Other than as disclosed above, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Zevra Therapeutics, Inc.

Date: November 13, 2024	By:	/s/ Neil F. McFarlane
Neil F. McFarlane
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA
Chief Financial Officer and Treasurer (Principal Financial Officer)