Form 10-K
period 2024-12-31
ZEVRA THERAPEUTICS, INC.
filed 2025-03-12
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $204.8 million, based upon the closing sales price for the registrant’s common stock, as reported on the Nasdaq Global Select Market on June 28, 2024. The calculation of the aggregate market value of voting and non-voting common equity excludes shares of common stock the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 7, 2025, the registrant had 54,115,869 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZEVRA THERAPEUTICS, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to commercialize and the timing of commercializing our products and product candidates, if approved;

●	the potential therapeutic benefits and effectiveness of our products and product candidates;

●	the progress of, timing of and expected amount of expenses associated with our research, development and commercialization activities;

●	the size and characteristics of the markets that may be addressed by our products and product candidates;

●	the consummation of the transaction contemplated by the PRV Transfer Agreement (as defined herein) and our anticipated net proceeds therefrom;

●	the expected timing of our clinical trials for our product candidates and the availability of data and results of those trials;

●	the progress of, outcome or and timing of any regulatory approval for any of our product candidates and the expected amount or timing of any payment related thereto under any of our collaboration agreements;

●	our expectations regarding federal, state and foreign legal and regulatory requirements;

●	our intention to seek to establish, and the potential benefits to us from, any strategic collaborations or partnerships for the development or sale of our products and product candidates, if approved;

●	our expectations as to future financial performance, expense levels and liquidity sources;

●	the sufficiency of our cash resources to fund our operating expenses and capital investment requirements for any period;

●	our ability to raise additional funds on commercially reasonable terms, or at all, in order to support our continued operations;

●	our ability to continue as a going concern;

●	senior leadership and board member transitions and refreshments; and

●	other factors discussed elsewhere in this report.

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

RISK FACTORS SUMMARY

The risk factors summarized below could materially harm our business, operating results, and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled "Risk Factors". Material risks that may affect our business, financial condition, results of operations, and trading price of our common stock include the following:

●	If commercialization of our approved products, or any of our product candidates, if approved, are not successful, or we experience significant delays in commercialization, our business will be harmed.

●	If we are not able to obtain required regulatory approvals for any of our product candidates, or the approved labels are not sufficiently differentiated from other competing products, we will not be able to commercialize them and our ability to generate revenue or profits or to raise future capital could be limited.

●	Arimoclomol is currently available to Niemann-Pick disease type C patients in France, Germany, and other EU member states through our various expanded access programs ("EAPs"). EAPs are expected to remain in place until arimoclomol becomes commercially available in each of the current EAP markets. If an EAP is terminated prior to commercialization of arimoclomol in varying jurisdictions, it will have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

●	If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

●	We may need additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our prodrug development programs or commercialization efforts or cease operations altogether.

●	We have incurred significant recurring negative net operating cash flows. We cannot predict if we will incur positive or negative net operating cash flows over the next several years which may impact our ability to continue as a going concern, and we may never achieve or maintain profitability.

●	If we are unable to obtain and maintain trade secret protection or patent protection for our technology, our approved products or our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology, our approved products, or our product candidates, if approved, may be impaired.

●	If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) NDA pathway, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and the FDA may not ultimately approve our product candidates.

●	We have entered into collaborations with Commave Therapeutics, S.A., or Commave, to develop, manufacture and commercialize AZSTARYS worldwide. In addition, we may seek collaborations with third parties for the development, or commercialization of our other product candidates, or in other territories. If those collaborations are not successful, we may not be able to capitalize on the market potential of AZSTARYS or any of our other product candidates, if approved.

●	The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

●	We could be negatively affected as a result of the actions of activist stockholders, which could be disruptive and costly and may conflict with or disrupt the strategic direction of our business.

●

 Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

NOTE REGARDING COMPANY REFERENCE

Unless the context otherwise requires, we use the terms “Zevra,” “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K to refer to Zevra Therapeutics, Inc. We have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K that are important to our business, including LAT®, OLPRUVA® and its related logo, MIPLYFFA™ and its related logo, and the Zevra logo. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Overview

We are a commercial-stage company focused on addressing unmet needs for the treatment of rare diseases. Our mission is to bring life-changing therapeutics to people living with rare diseases. With data-driven development and commercialization strategies, we are overcoming complex drug development challenges to make new therapies available to the rare disease community. We have a diverse portfolio of products and product candidates, which includes pre-clinical, clinical, and commercial stage assets. Our team has specialized expertise and a track record of success in advancing promising therapies that face complex clinical, regulatory, and commercial challenges with an approach that balances science with patient need.

Following the U.S. approval of AZSTARYS® (further described below) in March 2021, we undertook a strategic process to evaluate how to leverage and potentially augment the Company’s existing capabilities while also considering where to invest in our pipeline to generate long-term shareholder value. With a track record of drug development success leading to approvals for products which had either difficult pathways to approval or where approvals were won following a complete response letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”), we determined to focus our expertise on rare disease indications, as well as seeking value-creating opportunities by building and directly commercializing product candidates in lieu of an out-licensing model. We are executing on this balanced approach by building a high-performing culture that is patient-focused and driven by our commitment to developing and commercializing therapies to address the myriad unmet needs within the rare disease community.

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

In May 2022, we purchased all of the assets and operations of Orphazyme A/S (“Orphazyme”) related to arimoclomol, settled all of Orphazyme’s actual outstanding liabilities to its creditors with a cash payment of $12.8 million, and agreed to assume an estimated reserve clawback liability of $5.2 million related to revenue generated from Orphazyme’s EAP in France.

On November 17, 2023, we completed the acquisition of Acer. Pursuant to the Merger Agreement, Acer continues as a wholly-owned subsidiary of Zevra. The Merger included the acquisition of OLPRUVA® (sodium phenylbutyrate) for oral suspension, which was approved by the FDA on December 27, 2022, for the treatment of certain urea cycle disorders ("UCDs"). In addition, we acquired Acer's pipeline of investigational product candidates, including celiprolol for the treatment of Vascular Ehlers-Danlos syndrome ("VEDS") in, patients with a confirmed type III collagen (COL3A1) mutation.

On September 20, 2024, the FDA approved the New Drug Application (“NDA") for MIPLYFFA™ (arimoclomol), an orally-delivered treatment for Niemann-Pick disease type C (“NPC"), which is an ultra-rare and progressive neurodegenerative disease. In addition, we received a transferable rare pediatric disease priority review voucher (“PRV”) in conjunction with the approval. MIPLYFFA has also been granted orphan medical product designation for the treatment of NPC by the European Commission. In November 2024, MIPLYFFA became commercially available for dispense.

Our five-year strategic plan is focused on the continued transformation of Zevra into a leading rare-disease company. In addition to the commercialization of OLPRUVA and the approval and subsequent launch of MIPLYFFA, we discontinued our in-house drug discovery activities and closed our laboratory facilities in Iowa and Virginia to prioritize near-term resources for our late-stage clinical development and commercial opportunities in the third quarter of 2024. In the future we plan to outsource our discovery and early development activities, as well as seek to further expand our pipeline through both internal development and through our business development activities to collaborate, partner, and potentially acquire additional assets. We intend to target assets that will allow us to leverage the expertise and infrastructure that we have built to help mitigate risk and enhance our probability of success. If we are successful, expanding our pipeline could be accretive to our value proposition and has the potential to create incremental long-term value for stockholders.

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

Currently active commercial products and development assets are summarized in the table below:

Active Zevra Commercial and Development Assets

Parent Drug	Indication	Product / Candidate	Development Status	Next Milestone(s)
Arimoclomol	Niemann Pick disease type C (NPC)	MIPLYFFA	FDA Approved European EAP	Tracking Commercial Progress Target MAA Submission in H2 2025
Sodium phenylbutyrate	Urea Cycle Disorders (UCD)	OLPRUVA	FDA Approved	Tracking Commercial Progress
Celiprolol	Vascular Ehlers Danlos Syndrome (VEDS)	Celiprolol	Clinical - Phase 3	Phase 3 ongoing
Serdexmethylphenidate	Idiopathic Hypersomnia (IH)	KP1077IH	Clinical - Phase 2	Seeking Strategic Alternatives
Serdexmethylphenidate	Narcolepsy	KP1077N	Clinical - Phase 1/2	Seeking Strategic Alternatives
Serdexmethylphenidate and dexmethylphenidate	Attention Deficit and Hyperactivity Disorder (ADHD)	AZSTARYS	FDA Approved and Partnered	Collecting royalties and milestones

These anticipated milestones are based on information currently available to us. Our current plans and expectations are subject to a number of uncertainties, risks and other important factors that could materially impact our plans, including risks which are not solely within our control. See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

MIPLYFFA

On September 20, 2024, the FDA approved the NDA for MIPLYFFA, an orally-delivered treatment for NPC, which is an ultra-rare and progressive neurodegenerative disease. MIPLYFFA, the first FDA-approved treatment for NPC, is indicated for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients two years of age and older. In addition, we received a transferable rare pediatric disease PRV in conjunction with the approval. On February 27, 2025, we announced entry into an asset purchase agreement with an undisclosed party for the sale of the PRV for gross proceeds of $150 million, subject to customary closing conditions. MIPLYFFA has also been granted orphan medical product designation for the treatment of NPC by the European Commission. As of December 31, 2025, there was a total of 109 enrollments to receive MIPLYFFA, which included conversion of all active participants in our U.S. EAP, which we expect to close by the end of the second quarter of 2025. Our commercial plans will focus on continuing to raise awareness among people who are living with NPC that are diagnosed and untreated, or undiagnosed.

Soon after approval of MIPLYFFA, the FDA approved a second therapy for NPC, AQNEURSA, which is approved for symptomatic treatment of ataxia in NPC patients, and is marketed by IntraBio, Inc. ("IntraBio").

To commercialize both of our commercial products, MIPLYFFA and OLPRUVA, in the U.S., we have built, or are making arrangements with third parties to perform, marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities. We initiated the commercial launch of MIPLYFFA in the U.S. immediately following receipt of FDA approval. Product became available for dispensing at our specialty pharmacy on November 21, 2024.

NPC is characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 to 130,000 live births. We estimate that there are approximately 1,800 individuals with NPC in the U.S. and Europe combined, of which approximately 900 are in the U.S. and 1,100 are in the EU where there is a mature market with an approved treatment available for NPC. Of these, approximately 300 to 350 people have been diagnosed in the U.S. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options in the U.S. could increase awareness of the disease and assist in more accurately identifying patients. Effective therapies to treat NPC are desperately needed, and for this reason, MIPLYFFA is currently being made available to NPC patients in France, Germany, and other EU member states under various EAPs.

Zevra holds global rights to develop and commercialize MIPLYFFA. We intend to seek regulatory approval for MIPLYFFA in the European Union ("EU"), and we are currently evaluating the potential to commercialize outside of the U.S., and/or to seek additional regulatory approvals to support future global commercialization opportunities. Our focus is currently on preparing for submission of a Marketing Authorisation Application, or MAA, in Europe in the second half of 2025.

MIPLYFFA summary:

●

Demonstrated halting of disease progression. MIPLYFFA in combination with miglustat is the only currently approved NPC therapy to demonstrate halting of disease progression through 12 months of treatment.

●	Ease of flexible administration as an oral treatment. MIPLYFFA is administered as an oral capsule that can be swallowed whole, opened and contents mixed with foods or liquids, or delivered through a feeding tube.

●	Extensive clinical experience with favorable safety data. No significant safety findings have been reported with more than 600 patients treated in various clinical trials conducted for multiple indications and through our EAPs.

●

Regulatory designations. MIPLYFFA has been granted orphan drug designation for the treatment of NPC by the European Commission. We received a transferable PRV upon approval of MIPLYFFA. On February 26, 2025, we entered into the PRV Transfer Agreement, pursuant to which we agreed to sell the PRV to the buyer, subject to customary closing conditions

OLPRUVA

OLPRUVA (sodium phenylbutyrate) for oral suspension is approved in the U.S. as adjunctive therapy to standard of care, which includes dietary management, for the chronic management of UCDs involving deficiencies of carbamylphosphate synthetase (CPS), ornithine transcarbamylase (OTC), or argininosuccinic acid synthetase (AS). OLPRUVA for oral suspension is a proprietary and novel formulation of sodium phenylbutyrate powder, packaged in pre-measured single-dose envelopes, that has shown bioequivalence to existing sodium phenylbutyrate powder but with a pH-sensitive polymer coating that is designed to minimize dissolution of the coating for up to five (5) minutes after preparation.

UCDs are a group of rare genetic disorders that can cause harmful ammonia to build up in the blood, potentially resulting in brain damage and neurocognitive impairments, if ammonia levels are not controlled. Any increase in ammonia over time is serious. Therefore, it is important to adhere to any dietary protein restrictions and have alternative medication options to help control ammonia levels. Approximately 1 in 100,000 people have UCD, and there are an estimated 800 patients who are actively treated with nitrogen scavenging therapy in the U.S. While there are therapies currently approved for the treatment of UCDs - specifically RAVICTI, marketed by Amgen, Inc. (formerly Horizon Therapeutics) and PHEBURANE, marketed by Medunik USA - there remain unmet needs for this community of patients. OLPRUVA offers benefits over other UCD treatments by eliminating issues with palatability, offering improved portability with its single-dose envelopes, and it comes in a dosage personalized to the patient based on weight.

During the quarter ended December 31, 2023, we began generating revenue from the sale of OLPRUVA in the U.S. For additional information regarding the Merger, see Note T of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Zevra has a partnership with Relief Therapeutics who has rights to commercialize OLPRUVA in various EU countries, if approved. In addition, Zevra is obligated to pay royalties of 10% of U.S. net sales up to a maximum of $45 million, plus specified regulatory milestones to Relief Therapeutics.

During the first half of 2024, we initiated the commercial launch of OLPRUVA in the U.S. We have focused our initial efforts on the approximately 40 metabolic treatment centers of excellence across the United States which treat the majority of UCD patients to build awareness with physicians regarding the benefits of OLPRUVA. In the months since launch, our team has been able to engage with more than 90% of our prescribers. We have seen meaningful growth in reimbursement coverage, which was approximately 55% of U.S. covered lives at the time of acquisition, to now approximately 76%. In the third quarter of 2024, Zevra made a data-driven shift in our OLPRUVA commercial strategy to target specific patient segments that will receive the greatest benefit from OLPRUVA and face fewer reimbursement hurdles. To support this refinement in strategy, we focused our resources and promotional efforts in the third quarter to drive patient identification and to improve pull-through with payors. Specifically, we are targeting patients seeking greater lifestyle independence who could benefit from the “ammonia control on the go” that OLPRUVA offers.

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

Celiprolol

The Merger with Acer included the acquisition of celiprolol. We are advancing celiprolol as an investigational product candidate for the treatment of VEDS in patients with a confirmed type III collagen (COL3A1) mutation. Celiprolol is a selective adrenergic modulator (“SAM“) and, if we receive the first approval in the U.S. for celiprolol, we believe it would be deemed a new chemical entity (“NCE”) in the U.S. Celiprolol is currently approved in certain EU states for the treatment of hypertension and angina.

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

In July 2022, Acer initiated enrollment in a Phase 3 long-term event-driven clinical trial designed based on the discussions from the May 2021 Type B meeting with the FDA, also known as the DiSCOVER trial. The DiSCOVER trial intends to enroll 150 VEDS patients, with 100 patients receiving celiprolol and 50 patients receiving placebo. Recruitment in the Phase-3 trial was restarted mid-2024 after a brief hiatus and the trial is actively enrolling patients. We believe that celiprolol could address significant unmet needs as there are currently no approved treatments for VEDS in the U.S.

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

There is currently only one approved product for the treatment of IH, XYWAV, developed by Jazz Pharmaceuticals. A second product, WAKIX, developed by Harmony Biosciences ("Harmony") and originally approved for the treatment of EDS or cataplexy in adult patients with narcolepsy, but in October 2023, Harmony announced that the difference in outcome for EDS when comparing WAKIX and placebo in its Phase 3 trial with IH patients did not reach statistical significance. Prescribers also utilize narcolepsy medications and various stimulant products “off-label” to treat IH symptoms, with methylphenidate, a stimulant which has been classified by the DEA as a Schedule II controlled substance, being one of the most commonly used stimulants for treating IH. While each of these medications can help to address certain IH symptoms, there are also potential shortcomings, including dosing inconvenience, serious adverse events, such as elevated blood pressure and heart rate, and significant drug-to-drug interactions ("DDIs"), including with medications used to manage contraception and depression. In addition, patients have indicated that the effectiveness of their current medication was poor.

Narcolepsy is a rare, chronic, debilitating neurologic disorder of sleep-wake state instability that impacts up to 200,000 Americans and is primarily characterized by EDS and cataplexy (sudden loss of muscle tone while a person is awake) along with other manifestations of rapid eye movement ("REM"), sleep dysregulation, which intrude into wakefulness. In most patients, narcolepsy is caused by the loss of hypocretin, a neuropeptide in the brain that supports sleep-wake state stability. Typical symptom onset occurs in adolescence or young adulthood, but it can take up to a decade to be properly diagnosed. Although there are several approved medications for narcolepsy, we believe a treatment option based on serdexmethylphenidate (“SDX”), our proprietary prodrug of d-methylphenidate (“d-MPH”) which has previously been classified as a Schedule IV controlled substance, with superior exposure/duration characteristics and low abuse potential may be beneficial.

We reported final data for the Phase 1 proof-of-concept study of SDX in the first quarter of 2022. Increased wakefulness, alertness, hypervigilance, and insomnia effects were reported by study participants, which we believe suggests that SDX produced targeted pharmacodynamic effects that have the potential to benefit patients with IH and other sleep disorders. In November 2022, we announced that the FDA has granted the orphan drug designation to SDX for the treatment of IH.

KP1077 utilizes SDX, our prodrug of d-MPH, as its API. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN, a commonly prescribed central nervous system ("CNS") stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial, which showed the potential for higher dose formulations of SDX to be safe and well tolerated while avoiding the potential for greater cardiovascular safety risk compared to immediate-release and long-acting formulations of RITALIN.

Based on the data, in December 2022, we announced the initiation of a double-blind, placebo-controlled, randomized-withdrawal, dose-optimizing, multicenter Phase 2 clinical trial evaluating the efficacy and safety of KP1077 for the treatment of IH. The trial concluded in March 2024 and provided meaningful information of the optimal dose and dosing regimen to inform Phase 3 trial design.

Clinically meaningful improvements were observed across all studied endpoints. The exploratory endpoints of sleep inertia and brain fog performed in-line with expectations and were stable when compared across a variety of other endpoints. Symptom improvements in patients receiving KP1077 were similar after both once-per-day, and twice-per-day dosing.

In the Phase 2 trial, KP1077 was observed to be well-tolerated at all dose levels and both dosing regimens, with adverse events that are typical for stimulants and mostly mild in severity. These results are consistent with data from the Phase 1 trial with SDX that indicated no greater cardiovascular safety risk despite higher overall exposure levels when compared to both immediate and long-acting methylphenidate products currently used off-label for the treatment of IH. On June 3, 2024, we announced final results from the Phase 2 Clinical Trial of KP1077 for IH. The proof-of-concept study was designed to evaluate safety and tolerability and was not powered to demonstrate statistical significance. However, the trial included several important secondary and exploratory endpoints, such as the change in Epworth Sleepiness Scale ("ESS") total score, the IH Severity Scale ("IHSS"), the Sleep Inertia Visual Analog Scale ("SIVAS"), and a new scale to assess the symptoms and severity of brain fog. These data gathered from the secondary endpoints will help inform the study design for a potential Phase 3 clinical trial of KP1077. We held the end-of-Phase 2 meeting with the FDA in September 2024, to discuss the design of a Phase 3 trial to study KP1077 in IH. The FDA indicated that a single pivotal study with appropriate confirmatory evidence will be sufficient to submit a new NDA. We are evaluating strategic alternatives to advance clinical development toward NDA submission and later, commercialization. KP1077 is subject to the terms and conditions of the AZSTARYS License Agreement (as defined below) but is not currently licensed to Commave thereunder.

Key Takeaways from Phase 2 Clinical Trial of KP 1077 for IH include:

●	KP1077 was well tolerated at all dose levels evaluated in the trial, including the highest dose of 320 mg daily, regardless of the dosing regimen: once daily (QD) or twice daily (BID).

○	Adverse events (AEs) were similar to other methylphenidate products
○	Most common AEs included insomnia, headache, anxiety, decreased appetite, and nausea
○	Most AEs occurred during the titration period, were mild, and did not lead to early discontinuation

●

 Although the study was not designed to be powered for statistical significance, KP1077 was associated with clinically meaningful improvements in EDS as assessed by change from baseline in the ESS during both the 5-week open-label (OL) titration period which was maintained during the 2-week double-blind withdrawal period for both dosing regimens.

○	Mean total ESS scores decreased by approximately 9 points after 5 weeks of OL treatment.

●

Although the study was not designed to be powered for statistical significance, at the end of 7 weeks of treatment, patients administered KP1077 showed clinically meaningful benefits in change from baseline for the ESS, IHSS, SIVAS, and Brain Fog Scale (BFS):

○	Mean total ESS score decreased by 9.4 (QD) and 8.8 (BID)
○	Mean total IHSS score decreased by 16.1 (QD) and 12.3 (BID)
○	Mean SIVAS score decreased by 25.9 (QD) and 17.2 (BID)
○	Mean total BFS symptom score decreased by 23.8 (QD) and 22.3 (BID)

●

 The study fulfilled the objectives of providing key information for the design of a potentially pivotal efficacy trial, and the results of the secondary efficacy endpoints were supportive of initiating a Phase 3 trial of KP1077.

KP1077 Summary:

●	No drug-to-drug interactions observed to date. We have not observed drug-to-drug interactions in clinical drug-drug interaction studies.

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

●

Orphan drug designation. Because the size of the IH patient population is small, the FDA has granted KP1077 orphan drug designation for the treatment of IH. We believe KP1077 may potentially be eligible for fast-track and breakthrough therapy designation, which may provide various regulatory benefits for the development program.

AZSTARYS (Partnered product)

AZSTARYS contains d-MPH and our prodrug of d-MPH, SDX. On March 2, 2021, the FDA approved AZSTARYS as a once-daily treatment for attention deficit hyperactivity disorder (ADHD), in patients age six years and older. AZSTARYS is currently being marketed in the U.S. under our September 2019 collaboration and license agreement, or the AZSTARYS License Agreement, with Commave. Under the AZSTARYS License Agreement, we granted Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX and used to treat ADHD or any other CNS disease. In July 2020, we entered into the consulting agreement with Corium, Inc. ("Corium") (the “Corium Consulting Agreement”), under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS.

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

In April 2021, we entered into the AZSTARYS Amendment ("AZSTARYS Amendment"). Pursuant to the AZSTARYS Amendment, we and Commave agreed to modify the compensation terms of the AZSTARYS License Agreement. Commave paid us $10.0 million in connection with the execution of the AZSTARYS Amendment following the FDA approval of AZSTARYS in the United States. Corium also paid us $10.0 million following the SDX scheduling determination by the DEA, which occurred on May 7, 2021. In addition, the AZSTARYS Amendment increased the total remaining future regulatory and sales milestone payments related to AZSTARYS up to an aggregate of $590.0 million. The AZSTARYS License Agreement will continue on a product-by-product basis (i) until expiration of the royalty term for the applicable product candidate in the United States and (ii) perpetually for all other countries.

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

Other Third-Party Agreements

Aquestive Termination Agreement

Under our March 2012 termination agreement with Aquestive Therapeutics ("Aquestive"), Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS and any product candidates containing SDX. In connection with the AZSTARYS License Agreement, we paid Aquestive a royalty equal to 10% of the quarterly royalty payments and of the regulatory and net sales milestones earned in 2020, 2021, and 2023.

Distributor Agreement

Our current single distributor for sales of our approved products, OLPRUVA and MIPLYFFA, is a specialty pharmacy provider. The Company, however, may establish additional specialty distributors or other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements, we may enter into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of our products.

Relief Exclusive License Agreement

As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics SA ("Relief") entered into an exclusive license agreement on August 30, 2023 (the "Relief License Agreement"). Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the EU, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia ("Geographical Europe"). We have the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe.

License Agreements Related to MIPLYFFA (arimoclomol)

Prior to our acquisition of the assets of Orphazyme in May 2022, Orphazyme had entered into an asset purchase agreement with LadRx Corporation, which was assigned to XOMA (US) LLC, a wholly-owned subsidiary of XOMA Corporation ("XOMA"), in June 2023 ("XOMA License Agreement"), as well as a license agreement with Kansas University (“KU”) and UCLB Business, PLC (“UCLB”) (the “KU/UCLB License Agreement”). Under the XOMA License Agreement, XOMA is entitled to certain net sales and regulatory milestone payments in addition to a mid-single digit royalty with respect to worldwide net sales of MIPLYFFA. Under the KU/UCLB License Agreement, KU and UCLB, respectively, are entitled to a low-single digit royalty with respect to worldwide net sales of MIPLYFFA.

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

As of December 31, 2024, we have been granted and maintain 89 active patents within the United States, and an additional 375 active foreign patents covering our selected prodrugs and product candidates. The terms of the 89 issued U.S. patents extend to various dates ranging, for example, between 2029 and 2042. The term of our overall domestic and foreign patent portfolio related to our selected prodrugs and product candidates, including patent term adjustments but excluding possible patent term extensions, extend to various dates ranging, for example, between 2029 and 2042, if pending patent applications in each of our patent families are issued as patents. As of December 31, 2024, we had 25 pending patent applications under active prosecution in the United States, and an additional 109 pending foreign patent applications potentially covering our selected prodrugs and product candidates. Our issued and granted patents provide protection in jurisdictions that include the United States, Australia, Canada, Chile, China, European Countries, Hong Kong, India, Indonesia, Israel, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Philippines, Romania, Russia, Singapore, South Africa, South Korea, and Vietnam.

MIPLYFFA (arimoclomol)

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

OLPRUVA (sodium phenylbutyrate)

We acquired the IP portfolio supporting OLPRUVA as part of the Merger with Acer. We have both U.S. and foreign patents with claims related to OLPRUVA. Our U.S. patents are directed to pharmaceutical compositions, including OLPRUVA's polymer coated, multi-particulate dosage formulation for oral administration and covers certain methods of use claims related to OLPRUVA. Additionally, we have patents in Europe, Israel, and Mexico related to pharmaceutical compositions, including OLPRUVA's polymer coated, multi-particulate dosage formulation for oral administration. These patents expire in 2036.

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

In 2022, the USPTO issued a Notice of Allowance for a patent application exclusively licensed from Assistance Publique—Hôpitaux de Paris (AP-HP), for claims related to certain methods of VEDS with celiprolol. This application, titled “Method of Providing Celiprolol Therapy to a Patient,” has now issued as a U.S. patent (US 11,523,997) with an expiration date in November 2038. There is one granted patent in Mexico, and further pending applications in various jurisdictions, including the U.S. as well as Mexico, Canada, and Brazil.

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

In September 2024, the FDA approved the NDA for MIPLYFFA™ (arimoclomol), an orally-delivered treatment for NPC. MIPLYFFA has also been granted orphan designation for the treatment of NPC by the European Commission.

To support the launch of OLPRUVA and MIPLYFFA, we have built in-house capabilities including rare disease sales specialists who are working with prescribing clinicians and healthcare providers, which include metabolic specialists and clinical geneticists, as well as marketing, patient reimbursement services, market access and contracting, patient advocacy, and medical affairs teams. We have successfully recruited, on-boarded and trained our full commercial team and full launch for OLPRUVA began on January 29, 2024. We also have arrangements with third parties to provide additional services such as distribution and specialty pharmacy offerings. To support the efforts of our team members which are in the field engaging with HCPs, we are actively engaged in negotiations with the major commercial payers and state Medicaid organizations to seek access for OLPRUVA and MIPLYFFA. We have established promotional programs to drive awareness and patient experience with OLPRUVA and MIPLYFFA including Quick Start, a thirty-day free trial program designed to provide patient experience, and other patient co-pay programs, reflecting our commitment to ensure access to innovative treatments to those in need.

We have established a targeted commercial team which is designed to fully service the patients and prescribers within the rare disease indications for which we are successful in gaining approval for our product candidates. However, if our product candidates have large potential market opportunities that would require significant marketing resources, we may conclude that the most appropriate approach to their commercialization, if they receive regulatory approval, will involve forming a commercial collaboration or strategic relationship similar to those we have entered into with Commave, or consummating some type of strategic transaction, with a larger pharmaceutical or other marketing organization. As we get closer to potential approval of our product candidates, we will work to identify and implement the most appropriate commercialization strategies that we conclude are the most desirable with regard to each specific product candidate.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We will face competition and potential competition from any number of pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, drug delivery companies and academic and research institutions. Our competitors may develop or market drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products or product candidates and these competitors may also have significantly more resources than us and be more successful than us in manufacturing and marketing their products. We anticipate facing intense and increasing competition as new products enter the market and advanced technologies become available.

OLPRUVA

OLPRUVA competes against several currently marketed, branded and generic forms of phenylbutyrate. In particular, RAVICTI, which is marketed by Amgen Inc. (formerly Horizon Therapeutics), and PHEBURANE,, which is marketed by Medunik USA. We are also aware that there are drug candidates in clinical development for the potential treatment of UCDs. In addition, there is the potential entrance of authorized generics for RAVICTI which could enter the market as early as July 2025.

MIPLYFFA

There is another treatment for NPC, AQNEURSA (IntraBio) that was recently approved in the U.S. While AQNEURSA has a similar indication, data included on its label has a different clinical endpoint and safety profile from MIPLYFFA. We are also aware that there are several other drug candidates in clinical development for the treatment of NPC. These include adrabetadex (Mandos), and cyclodextrin (Cyclo Therapeutics).

Celiprolol

We are not aware of any active ongoing clinical trials for the treatment of VEDS. Aytu BioPharma, Inc. development program known as AR101/enzastaurin was indefinitely suspended in October 2022.

KP1077

If approved, we intend for KP1077 to compete against XYWAV, marketed by Jazz Pharmaceuticals, and potentially with other products that are currently in development for the treatment of IH. KP1077 could face potential competition from any products for the treatment of IH that are currently in or which may enter into clinical development.

AZSTARYS

AZSTARYS competes against currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Some of these currently marketed products include CONCERTA, marketed by J&J Innovative Medicines (formerly Jannsen), QUELBREE, marketed by Supernus Pharmaceuticals, Inc., QUILLIVANT XR and QUILLICHEW ER, marketed by Tris Pharma, RITALIN, FOCALIN and FOCALIN XR, marketed by Novartis AG, METADATE CD, marketed by UCB SA, DAYTRANA, marketed by Noven Therapeutics, LLC, Neos Therapeutics’ CONTEMPLA XR-ODT, marketed Aytu BioScience, Inc., JORNAY PM, Ironshore Pharmaceuticals, Inc., and ADHANSIA XR, marketed by Adlon Therapeutics, in addition to multiple other branded and generic methylphenidate products. In addition, AZSTARYS will face potential competition from any other methylphenidate products for the treatment of ADHD that are currently in, or which may enter into clinical development.

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

Manufacturing

Our manufacturing strategy is to rely on contract manufacturers to produce our approved products and product candidates for clinical trials and, if approved, drug product for commercial sale. We currently have no manufacturing facilities and limited personnel in our manufacturing department. We have contracted with third parties for the manufacture, testing, and storage of our approved products and product candidates and intend to continue to do so in the future. We expect to contract with third-party manufacturers for the manufacture of all API supply needs outside the United States if and when we receive approval from regulatory authorities outside the United States.

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

Third-Party Payor Coverage and Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governmental authorities, including those that administer the Medicare and Medicaid programs, and private managed care organizations and health insurers. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product and product candidates is and will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Each third-party payor determines whether or not it will provide coverage for a drug, what amount it will pay providers for the drug, and on what tier of its formulary the drug will be placed. These decisions are influenced by the existence of multiple drug products within a therapeutic class and the net cost to the plan, including the amount of the prescription price, if any, rebated by the drug’s manufacturer. Typically, generic versions of drugs are placed in a preferred tier. The position of a drug on the formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Also, third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. As a result, coverage, reimbursement and placement determinations are complex and are often the subject of extensive negotiations between the payer and the manufacturer of the drug.

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

Within the Medicare program, as self-administered drugs, our product and product candidates would be reimbursed under the expanded prescription drug benefit known as Medicare Part D. This program is a voluntary Medicare benefit administered by private plans that operate under contracts with the federal government. These plans develop formularies that determine which products are covered and what co-pay will apply to covered drugs. The plans have considerable discretion in establishing formularies and tiered co-pay structures, negotiating rebates with manufacturers and placing prior authorization and other restrictions on the utilization of specific products, subject to review by the Centers for Medicare & Medicaid Services ("CMS"), for discriminatory practices. These Part D plans negotiate discounts with drug manufacturers, which are passed on, in whole or in part, to each of the plan’s enrollees through reduced premiums. Historically, Part D beneficiaries have been exposed to significant out-of-pocket costs after they surpass an annual coverage limit and until they reach a catastrophic coverage threshold. However, changes made by recent legislation reduced this patient coverage gap, known as the “donut hole”, by transitioning patient responsibility in that coverage range from 100% in 2010 to only 25% currently. To help achieve this reduction, pharmaceutical manufacturers were required to provide quarterly discounts of 70%, which commenced January 1, 2019, and was replaced, beginning on January 1, 2025 (described below). In 2020, drug manufacturers became responsible for a larger share of total drug costs due to an increase to the catastrophic threshold. Such increase also resulted in a higher out-of-pocket threshold paid by Part D beneficiaries.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, in the EU, pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”) which is currently governed by the national laws of the individual EU member states, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably. Historically, products launched in the EU do not follow the price structures which prevail in the U.S., and generally, prices tend to be significantly lower.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	certain non-clinical laboratory and animal tests that must be conducted in accordance with good laboratory practices ("GLP") requirements and other applicable regulations;

●	submission of an IND, which must be received by the FDA and become effective before human clinical trials may begin;

●	approval by an independent institutional review board ("IRB") or ethics committee at each clinical site or centrally before each trial may be initiated;

●

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended use, performed in accordance with good clinical practice requirements ("GCPs");

●	preparation and submission of an NDA to the FDA;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	pre-approval inspection of manufacturing facilities at which the drug is produced to assess their compliance with cGMPs and of selected clinical investigation sites to assess compliance with GCPs; and

●	FDA approval of an NDA to permit commercial marketing for particular indications for use.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, as well as amendments to previously submitted clinical trials. Further, an independent IRB for each study site proposing to conduct the clinical trial must review and approve the plan for any clinical trial, its informed consent form and other communications to study subjects before the clinical trial commences at that site. The IRB must continue to oversee the clinical trial while it is being conducted, including any changes to the study plans. Regulatory authorities, an IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements, if the drug has been associated with unexpected serious harm to subjects, or based on evolving business objectives or competitive climate. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may advise us to halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. The FDA, or the sponsor, may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These clinical trials, sometimes referred to as Phase 4, or post-market, studies may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontracts, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs.

Once the FDA’s review of the application is complete, the FDA will issue either a CRL or approval letter. A CRL indicates that the review cycle of the application is complete, and the application cannot be approved in its current form. A CRL will usually describe all of the deficiencies that the FDA has identified in the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed or may include contraindications, warnings or precautions in the product labeling, including a boxed warning. If the FDA requires a boxed warning, the sponsor may also be subject to specified promotional restrictions, such as the prohibition of reminder advertisements. The FDA also may not approve the inclusion of labeling claims necessary for successful marketing. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

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

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacturing, periodic reporting, product sampling and distribution, advertising, promotion, drug shortage reporting, compliance with any post-approval requirements imposed as a conditional of approval such as post-marketing clinical trials, REMS and surveillance, recordkeeping and reporting requirements, including adverse experiences.

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

Rare Pediatric Disease Priority Review Voucher Program

In 2012, the U.S. Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Under the current statutory sunset provisions, as amended by the Continuing Appropriations and Extensions Act, 2025, FDA may only award a voucher for an approved rare pediatric disease product application if the Sponsor has rare pediatric disease designation for the drug, and that designation was granted by December 20, 2024. After September 30, 2026, FDA may not award any Rare Pediatric Disease Priority Review Voucher.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. On August 16, 2022, the Inflation Reduction Act (“IRA”), of 2022, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price increase reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare product candidates and services, which could result in reduced demand for our products or additional pricing pressures.

On December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022, and has been applicable since January 2025, with a phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It permits EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practices as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

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

• “National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the above-described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed based on a reevaluation of the risk-benefit balance.

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

Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”). No extension to any supplementary protection certificate can be granted based on pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Pediatric Development

In the EU, MAAs for new medicinal products must include the results of studies conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two-year extension of the orphan market exclusivity is granted.

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

Employees

As of December 31, 2024, we employed 59 full-time employees.

Corporate Information

We were incorporated under the laws of the State of Iowa in October 2006 and were reincorporated under the laws of the State of Delaware in May 2014. We changed our name from KemPharm, Inc. to Zevra Therapeutics, Inc. effective as of February 21, 2023. Our website address is www.zevra.com.

ITEM 1A.	RISK FACTORS.

Risk Factors Summary

We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from our recent results or from our anticipated future results.

Risks Related to the Commercialization of Our Approved Products and Product Candidates

●

If we are unable to establish effective sales, marketing and distribution capabilities for our approved products or product candidates, if approved, we may not be successful in commercializing any approved product or product candidate in the United States or any other jurisdictions.

●

Our approved products, or any of our product candidates that may receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

●

Because the target patient populations for OLPRUVA® and MIPLYFFATM are small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

●	We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

●	We may not be able to obtain either three-year FDA regulatory exclusivity or five-year FDA regulatory exclusivity as a new chemical entity.

●

Even if we or our collaborators are able to commercialize our approved products, or any of our product candidates, if approved, they may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies.

●	We may be subject to enforcement action if we engage in improper marketing or promotion of our products.

●	If commercialization of our approved products, or any of our product candidates, if approved, are not successful, or we experience significant delays in commercialization, our business will be harmed.

Risks Related to the Development of Our Product Candidates

●

If we are not able to obtain required regulatory approvals for any of our product candidates, or the approved labels are not sufficiently differentiated from other competing products, we will not be able to commercialize them and our ability to generate revenue or profits or to raise future capital could be limited.

●

Disruptions at the FDA, the EMA and other government agencies, including those caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

●

If the FDA does not conclude that our product candidates satisfy the requirements for selected regulatory pathways, such as the 505(b)(2) NDA pathway, the approval process for our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and the FDA may not ultimately approve our product candidates.

●

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

●	If we experience delays or difficulties in the enrollment of subjects in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

●

Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in materials changes in the final data.

●

We may not be able to obtain or maintain orphan drug designations which we pursue for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

●

Certain of our approved products and product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA and other regulatory agencies.

●

Our products and product candidates may be associated with serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

●

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●

If the EAP is terminated prior to commercialization of arimoclomol in the EU, if approved, it will have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

Risks Related to Our Business, Our Financial Position and Our Capital Needs

●	Our future results will suffer if we do not effectively manage our operations.

●	A variety of risks associated with international operations could materially adversely affect our business.

●

We may not be able to retain suppliers or distributors, or suppliers or distributors may seek to modify contractual relationships with us, which could have an adverse effect on our business and operations. Third parties may terminate or alter existing contracts or relationships with us.

●

If we fail to maintain effective internal controls over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

●

We have incurred significant recurring negative and operating cash flows. We cannot predict if we will incur positive or negative net operating cash flows over the next several years, and we may never achieve or maintain profitability.

●

We may need additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our development programs or commercialization efforts or cease operations altogether.

Risks Related to Our Dependence on Third Parties

●

We rely on and expect to continue to rely on third parties to conduct our clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

●

The facilities used by our contract manufacturers to manufacture our approved products, and any of our product candidates are subject to review by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit our marketing application to the FDA or the EMA, and such inspections could result in findings that lead to failure to obtain FDA or comparable foreign approval of such marketing applications.

●

Our approved products that we are commercializing, and product candidates that we are currently developing, or may develop in the future, may compete with other product candidates and drugs for access to manufacturing facilities, and we may be unable to obtain access to these facilities on favorable terms.

●

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

●	If we are not able to establish collaborations for our product candidates, we may have to alter our development and commercialization plans.

Risks Related to Our Intellectual Property

●

If we are unable to obtain and maintain trade secret protection or patent prosecution for our technology, our approved products or our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology, our approved products, or our product candidates, if approved, may be impaired.

●	Changes in patent law in the United States and other jurisdictions could alter or diminish the value of patents in general, thereby impairing our ability to protect our products and technologies.

●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could significantly harm our business.

●	Intellectual property litigation could cause us to spread substantial resources and distract our personnel from their normal responsibilities.

●	We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

●

If we or our third-party licensors fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

●	The scope of our intellectual property may be reduced or may need to be reduced due to third-party intellectual property claims.

●

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

●	Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

●	We may not be able to protect our intellectual property rights throughout the world.

●

Our decision to seek approval of our product candidates under certain regulatory pathways, such as the 505(b)(2) NDA pathway for the FDA, may increase the risk that patent infringement suits are filed against us, which would delay FDA or comparable foreign regulatory authorities' approval of such product candidates.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

●	Failure to obtain marketing approval in international jurisdictions would prevent our approved products, and any of our other product candidates from being marketed abroad.

●	A variety of risks associated with marketing our approved products, and any of our other product candidates, if approved, internationally, could affect our business.

●	Our approved products are, and any of our product candidates for which we obtain marketing approval will remain subject to significant post-marketing regulatory requirements and oversights.

●

Our employees, independent contractors, principal investigators, CROs, consultants, commercial collaborators, contract manufacturers, service providers and other vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

●

Our current and future relationships with healthcare professionals, principal investigators, consultants, customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, and other healthcare laws and regulations, which could expose us to penalties.

●

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of our product candidates and increase the cost to commercialize our approved products, and any of our product candidates that may be approved in the future and affect the prices thereof.

●	If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in which we participate, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

●	Governments outside the United States tend to impose strict price controls, which may affect our revenue, if any.

●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

●

If our security measures are compromised now, or in the future, or the security, confidentiality, integrity or availability of, our information technology systems, software, services, communications or data is compromised, limited or fails, this could result in a material adverse impact, including without limitation, a material interruption to our operations, harm to our reputation, significant fines, penalties and liability, breach or a triggering of data protection laws, privacy policies and data protection obligations, loss of customers or sales, or material disruption of our clinical trials, commercialization or other business activities.

●

Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, policies, standards and other obligations related to data privacy or security could lead to government enforcement actions (which could include civil or criminal fines or penalties), a disruption of our clinical trials or commercialization of our products, private litigation, other liabilities and/or adverse publicity. Compliance, or the failure to comply with such obligations, could increase the costs of our products, could limit their use, and could otherwise negatively affect our operating results and business.

●	We are subject to complex and changing laws and regulations, which exposes us to potential liabilities, increased costs and other adverse effects on our business.

Risks Related to Employee Matters and Managing Our Growth

●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

●	The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

●	Future sales and issuances of equity and debt could result in additional dilution to our stockholders.

●	Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

●

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law and the terms of some of our contracts, might discourage, delay or prevent a change in control of our company or changes in our board of directors or management and, therefore, depress the price of our common stock.

●

If we engage in acquisitions to grow our business, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations and cause our stock price to decline.

●	We could be negatively affected as a result of the actions of activist stockholders, which could be disruptive and costly and may conflict with or disrupt the strategic direction of our business.

●	We may be subject to securities litigation, class action and derivative lawsuits, which could result in substantial costs and could divert management attention away from other business concerns.

●

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

●	We might not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

●	Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

General Risk Factors

●	An active trading market for our common stock may not be sustained and you may not be able to resell your shares of our common stock for a profit, if at all.

●	If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

●

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

●	We incur increased costs and demands upon management as a result of being a public company.

●

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial conditions or results of operations.

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

Risks Related to the Commercialization of Our Approved Products and Product Candidates

If we are unable to establish effective sales, marketing and distribution capabilities for our approved products or product candidates, if approved, we may not be successful in commercializing any approved product candidate in the United States or any other jurisdictions.

We currently have limited marketing and sales experience. In order to commercialize OLPRUVA for oral suspension in the U.S. for the treatment of certain patients with UCDs and MIPLYFFA, an orally-delivered treatment for NPC, we have added marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities, or have made arrangements with third parties to perform these services. For any of our other product candidates that receive marketing approval we may have to augment our commercial capabilities or make arrangements with third parties to perform additional services, and we may not be successful in doing any of the foregoing. Building and maintaining a targeted specialty sales force is expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact our commercialization efforts. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved product candidates, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates that receive marketing approval. If we are not successful in commercializing our product candidates that receive marketing approval, either on our own or through collaborations with one or more third parties, our potential future revenue will be materially and adversely impacted.

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

●

the steps that prescribers and dispensers must take for approved products are or any of our product candidates that may be considered controlled substances in the future, as well as the perceived risks based upon their controlled substance status;

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

Because the target patient population for certain of our products is small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

Our products target diseases with a small patient population. A key component of the successful commercialization of an approved product for these indications includes identification of patients and a targeted prescriber base for such product. Due to small patient populations for certain of our products, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. Typically, drugs for conditions with small prevalence have higher prices in order to generate a return on investment, and as a result, the per-patient prices at which we sell our products are relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins.

There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintaining high per-patient prices for OLPRUVA and MIPLYFFA for diseases with small patient populations. Further, even if we obtain significant market share for OLPRUVA and MIPLYFFA, because the potential target populations are very small, we may not be able to maintain profitability despite obtaining such significant market share. Additionally, patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients, given the limited patient population.

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

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

See Part I. Item 1. "Business—Competitors” of this Annual Report on Form 10-K for information regarding our competitors.

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

We may not be able to obtain either three-year FDA regulatory exclusivity or five-year FDA regulatory exclusivity as a new chemical entity.

The FDA provides periods of regulatory exclusivity following their approval of an NDA, which provide the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug. Five-year exclusivity precludes approval of 505(b)(2) applications or ANDAs by delaying the submission or approval of the application, while three-year exclusivity precludes the approval of the application. We intend to seek new chemical entity, or NCE, status for any of our prodrug product candidates as appropriate. Five years of exclusivity are available to NCEs following the approval of an NDA by the FDA. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. If a product is not eligible for NCE exclusivity, it may be eligible for three years of exclusivity. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence trials, were essential to the approval of the application and were conducted or sponsored by the applicant.

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

The successful commercialization of our approved products, and any of our product candidates for which marketing approval is obtained will depend, in part, on the extent to which coverage and adequate reimbursement for AZSTARYS, OLPRUVA, MIPLYFFA or any of our product candidates for which marketing approval is obtained, will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and managed care plans and other third-party payors. Government authorities and other third-party payors decide which medical products they will pay for and establish reimbursement levels, including co-payments. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, our approved products, or any of our product candidates for which we obtain marketing approval. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Moreover, the trend has been for government and commercial health plans and their pharmacy benefit managers to commoditize drug products through therapeutic equivalence determinations, making formulary decisions based on cost. If coverage and adequate reimbursement are not available or reimbursement is available only at limited levels, we may not be able to successfully commercialize our approved products or commercialize any of our product candidates for which marketing approval is obtained.

There may be significant delays in obtaining coverage and reimbursement for newly approved prodrug products, and coverage may be more limited than the indications for which the product is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new prodrug products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for prodrug products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Private third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Except for certain government health care programs, such as the Department of Defense’s TRICARE Uniform Formulary, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Even state Medicaid programs have their own preferred drug lists that may disadvantage non-preferred brand drugs. Therefore, coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products or product candidates that that we develop could significantly harm our operating results, our ability to raise capital needed to commercialize our products and our overall financial condition.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as our approved products, and any of our product candidates that may be approved in the future, are commercialized. This includes the risk that our products may be misused. For example, certain of our approved products do, and we anticipate that any of our product candidates we may choose to develop in the future, if approved, may carry, a boxed warning regarding lethality. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities on behalf of ourselves. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently generate minimal commercial revenue from the sale of our approved products, OLPRUVA and MIPLYFFA, and we may never be able to successfully commercialize a product candidate. We cannot guarantee that we or any other collaborators will be able to successfully develop, manufacture or commercialize our approved products, or product candidates, if approved, or that we will ever receive any future payments under the AZSTARYS License Agreement. Despite the FDA’s approval of OLPRUVA for oral suspension in the U.S. for the treatment of certain patients with UCDs, and MIPLYFFA, an orally-delivered treatment for NPC, the products may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community.

We have made significant investments in our internal discovery and development efforts and much of our financial resources in the identification of potential product candidates via our LAT® platform technology and the development of our product candidates. Our ability to generate revenue from our approved products and any of our product candidates, if approved, will depend heavily on their successful development and commercialization. The success of our approved products and any of our product candidates will depend on several factors, including:

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

●	successful completion of an FDA or European pre-approval inspection of the facilities used to manufacture any of our product candidates for which we may submit an NDA or an MAA;

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

Risks Related to the Development of Our Product Candidates

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn, or the approved label for any approved product may not be sufficiently differentiated from other competing products to support market adoption thereof. In March 2021, the FDA approved the NDA for AZSTARYS, in December 2022, the FDA approved OLPRUVA, and in September 2024, the FDA approved MIPLYFFA. Even with the regulatory approval of AZSTARYS, OLPRUVA, and MIPLYFFA by the FDA, we cannot guarantee that the FDA will approve any of our product candidates for commercial sale or approve any proposed label we may have for any such product candidate. If our development efforts for our product candidates, including our efforts to obtain regulatory approval, are not successful for their planned indications or are delayed, or if adequate demand for our product candidates that are approved for marketing, if any, is not generated, our business will be harmed.

The success of our product candidates will depend on the receipt and maintenance of regulatory approval and the issuance and maintenance of such approval is uncertain and subject to a number of risks, including the following:

●	the FDA, the EMA, or comparable foreign regulatory authorities, institutional review boards, or IRBs, or ethics committees may disagree with the design or conduct of our clinical trials;

●

the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA, the EMA, or other regulatory agencies for marketing approval or for us to receive approval for claims that are necessary for commercialization;

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

●

the approval policies or regulations of the FDA, the EMA and other EU institutions, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and

●	even if we obtain marketing approval in one or more countries, future safety or other issues could result in the suspension or withdrawal of regulatory approval in such countries.

We have only limited experience in submitting the applications necessary to gain regulatory approvals and have relied, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA or comparable foreign approval requires the submission of extensive non-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA and comparable foreign regulatory authorities for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication and manufacturing quality. Additionally, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or that any future trials will be successful.

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

Disruptions at the FDA, the EMA and other government agencies, including those caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government priorities, budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

If a prolonged government shutdown or similar constraints on funding or staffing occur, or if renewed global health concerns prevent the FDA or other regulatory authorities or notified bodies from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

32

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

Clinical trials must be conducted in accordance with the FDA, the EMA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol because of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authority. The FDA, the EMA, or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA, the EMA, or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA, the EMA, or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product development and the regulatory approval processes and delay or potentially jeopardize our ability to commence product sales and generate product revenue. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, the policies of the FDA and other regulatory authorities with respect to clinical trials, may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. In the EU, during the market exclusivity period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product grants its consent; or (iii) if the marketing authorization holder of the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold, or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Certain of our approved products and product candidates contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA and other regulatory agencies.

Certain of our approved products and certain of our product candidates are regulated as controlled substances, which are subject to state, federal, and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation, and distribution. Among other things, controlled substances are regulated under the Controlled Substances Act of 1970 and regulations of the DEA. Before we can commercialize any of our products or product candidates, if approved, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible.

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

If the EAP is terminated prior to commercialization of arimoclomol in the EU, if approved, it will have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

Arimoclomol is currently available to NPC patients in France, Germany, and other EU member states through the EAP. The EAP is expected to remain in place until arimoclomol becomes commercially available in each of the current EAP markets. If the EAP is terminated prior to commercialization of arimoclomol, it will have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

Risks Related to Our Business, Our Financial Position and Our Capital Needs

Our future results will suffer if we do not effectively manage our expanded operations.

Due to the additional of our commercialization capabilities and through our strategic transactions, the size and scope of our operations increased. We may continue to expand our size and operations through further expansion of capabilities, additional acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and locations and associated increased costs and complexity. There can be no assurances that we will be successful in managing our expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from the Merger or anticipated from any additional acquisitions or strategic transactions.

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

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is required to report annually on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

Our failure to certify the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, or the identification of the material weakness, could subject us to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. If we identify material weaknesses or significant deficiencies, we may not be able to remediate them in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and, if and when such a report is required, receiving a favorable attestation report from our independent registered public accounting firm. If we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

We have incurred significant recurring negative net operating cash flows. We cannot predict if we will incur positive or negative net operating cash flows over the next several years, which may impact our ability to continue as a going concern, and we may never achieve or maintain profitability.

We have historically had significant negative net operating cash flows since inception. For the years ended December 31, 2024, and 2023, net cash used in operations was $69.7 million and $33.5 million, respectively. We have financed our operations through December 31, 2024, with funds raised in private placements of redeemable convertible preferred stock, the issuance of convertible promissory notes and term debt, our initial public offering and other public and private offerings of our common stock, as well as through royalties and milestone payments received under the AZSTARYS License Agreement, reimbursements related to arimoclomol under the EAP, and product sales of OLPRUVA and MIPLYFFA.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and commercialization. We are still in the early stages of commercializing our approved products. We have devoted substantial financial resources and efforts to research and development, including preclinical studies and clinical trials, and our product candidates are in various stages of development. We have only completed development of, and received regulatory approval for, AZSTARYS and MIPLYFFA. We expect to continue to incur significant expenses and operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may not generate the necessary data or results required to obtain regulatory approval for our product candidates or claims necessary to make such candidates profitable and achieve product sales. In addition, our approved products or any of our product candidates, if approved, may not achieve commercial success. Our commercial revenue will be derived from sales of prodrug products. We cannot guarantee that we or Corium will be able to successfully commercialize OLPRUVA, MIPLYFFA, or AZSTARYS to any certain level, or any of the product candidates subject to the AZSTARYS License Agreement, even if approved, or that we will ever receive any additional payments under the AZSTARYS License Agreement from the commercial sales of AZSTARYS or any future payments under the AZSTARYS License Agreement. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt securities, the terms of those securities or debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include, covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

We may need additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our development programs or commercialization efforts or cease operations altogether.

Based on our current operating plan, excluding the expected net proceeds from our sale of the MIPLYFFA PRV (subject to customary closing conditions), our existing resources are expected to be sufficient to fund operating expense and capital investment requirements into 2029. Our liquidity needs will be largely determined by the success of operations through the progression of our products and product candidates in the future. We also may consider other sources to fund operations including: (1) out-licensing rights to certain of our technologies and product candidates, pursuant to which we would receive cash royalties and milestones; (2) raising additional capital through equity or debt financings or from other sources; (3) obtaining product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; and/or (5) restructuring operations to change our overhead structure. We are in the early stages of our commercialization effort for OLPRUVA and MIPLYFFA and do not yet have a substantial basis to project future earnings, and our other sources of revenue are not sufficient to sustain our present activities on their own. Accordingly, our ability to continue as a going concern may require us to obtain additional financing to fund our operations.

We expect that our only sources of revenues will be through payments arising from sales of our approved products and any other future arrangements related to one of our product candidates. We cannot guarantee that we will be able to generate sufficient proceeds from the sale of our approved products or product candidates, if approved, or be successful in completing other transactions that will fully fund our operating expenses. Further, the recent economic uncertainty, may dramatically reduce our ability to secure debt or equity financing necessary to support our operations. If we are delayed in obtaining additional funding or are unable to complete a strategic transaction, we may discontinue our development activities on our product candidates or discontinue our operations. Our future capital requirements will depend on many factors, including:

●	the success in commercializing our approved products;

●	the commercial revenue received from commercial sales of our approved products, MIPLYFFA and OLPRUVA, or any of our product candidates subject to the terms of the AZSTARYS License Agreement, or sales of our product candidates for which we receive marketing approval in the future, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of our approved products, or any of our product candidates, from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which our approved products, or any our product candidates are assigned;

●	the progress and results of our preclinical studies, clinical trials, chemistry, manufacturing and controls, and other product development and commercialization activities;

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;

●	the ability to obtain differentiating claims in the labels for our product candidates;

●	the number and development requirements of other product candidates that we may pursue;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the efforts necessary to institute post-approval regulatory compliance requirements;

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

We may be unable to establish any future agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to maintain our existing third-party relationships or establish any such agreements with other third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for FDA, DEA, EMA and comparable foreign authorities, regulatory compliance and quality assurance;

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;

●	disruption and costs associated with changing suppliers, including additional regulatory filings;

●	the possible breach, termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

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

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures affect regions where manufacturing and product development activities take place or raw materials are sourced. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China, as well as other business restrictions. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact supply chains. As these tensions continue to rise, more targeted approaches on certain products, industries or companies could significantly impact our development and commercialization efforts. The U.S. government has recently imposed tariffs on certain foreign goods, and some foreign governments have threatened or instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in other retaliatory actions by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval or impact our ability to successfully commercialize our products, if approved. Some of these events could be the basis for FDA or foreign regulatory authorities action, including injunction, recall, seizure or total or partial suspension of production.

The facilities used by our contract manufacturers to manufacture our approved products, and any of our product candidates are subject to review by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit our marketing application to the FDA or the EMA, and such inspections could result in findings that lead to failure to obtain FDA or comparable foreign approval of such marketing applications.

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

Our approved products that we are commercializing, and product candidates that we are currently developing, or may develop in the future, may compete with other product candidates and drugs for access to manufacturing facilities, and we may be unable to obtain access to these facilities on favorable terms.

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

We entered into the AZSTARYS License Agreement with Commave pursuant to which we granted an exclusive, worldwide license to Commave to develop, manufacture and commercialize AZSTARYS. On behalf of Commave, Corium leads all commercialization activities in the United States for AZSTARYS under the AZSTARYS License Agreement. We cannot guarantee that the AZSTARYS License Agreement will be successful or that we will receive any future payments under the AZSTARYS License Agreement. For instance, Commave has the option to terminate the AZSTARYS License Agreement, in its entirety or on a product-by-product and country-by-country basis, at their convenience either (i) prior to the first regulatory approval of a product upon sixty days prior written notice or (ii) subsequent to the first regulatory approval of a product upon one hundred twenty days prior written notice. Further, even if Commave does not terminate the AZSTARYS License Agreement, we cannot guarantee that we will receive any additional milestone or royalty payments under the AZSTARYS License Agreement. In addition, under the AZSTARYS License Agreement, we have limited control over the amount and timing of resources that Corium will dedicate to the development, manufacturing or commercialization of AZSTARYS. Our ability to generate revenue under the AZSTARYS License Agreement will depend, in part, on Corium’s ability to successfully perform the functions assigned to it under the AZSTARYS License Agreement.

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

Our collaboration with Commave, or Collaborator, poses the following risks to us:

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

The AZSTARYS License Agreement and any other licensing or collaboration agreements we may enter into may not lead to commercialization of AZSTARYS, or development of KP1077, or any of our other product candidates in the most efficient manner or at all. If Commave or a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally.

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

In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. The EU Patent Package went into effect June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

Our decision to seek approval of our product candidates under certain regulatory pathways, such as the 505(b)(2) NDA pathway for the FDA, may increase the risk that patent infringement suits are filed against us, which would delay FDA or comparable foreign regulatory authorities' approval of such product candidates.

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

In order to market and sell our products in the EU and any other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

For OLPRUVA for oral suspension in the U.S. for the treatment of certain patients with UCDs, and for MIPLYFFA for orally-delivered treatment for NPC, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and comparable foreign regulations and GCP for any clinical trials that we conduct post-approval.

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

Our approved products are, and if marketing approval of any of our product candidates is granted, such product candidates may be, subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. In addition, the FDA or the EMA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, including those related to manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have negative consequences, including:

●	adverse inspectional findings;

●	restrictions on such products, distribution, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a drug;

●	additional warnings or other restrictions on the product’s indicated use, label, or marketing;

●	issuance of safety alerts, dear-healthcare-provider letters, press releases or other communications containing warnings regarding the product;

●	requirement to establish or modify a REMS or similar risk management programs;

●	requirement to conduct post-marketing studies or surveillance;

●	restrictions on drug distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters;

●	recall or withdrawal of the prodrug products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit and other delays;

●	clinical holds, or the suspension or termination of ongoing clinical trials;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of marketing approvals or other permits or voluntary suspension of marketing;

●	refusal to permit the import or export of our products;

●	reputational harm;

●	refusal of government contracts or future orders under existing contracts, exclusion from participation in federal health care programs, and corporate integrity agreements;

●	product seizure or detention; or

●	injunctions or the imposition of civil or criminal penalties, including False Claims Act liability.

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requi rements related to the development of drugs for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue, and could require us to expend significant time and resources in response and could generate negative publicity. In addition, the policies of the FDA, the EMA and other regulatory authorities may change, and additional government regulations may be enacted that could impair our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

Our employees, independent contractors, principal investigators, CROs, consultants, commercial collaborators, contract manufacturers, service providers and other vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of misconduct by employees and independent contractors, such as principal investigators, CROs, consultants, commercial collaborators, contract manufacturers, service providers and other vendors. Such misconduct could include failures to comply with FDA, the EMA, or comparable foreign regulations, to provide accurate information to the FDA, the EMA, or comparable foreign authorities, to comply with manufacturing standards that we have established or that are established by regulation, to comply with federal and state contracting and healthcare fraud and abuse laws, to report drug pricing, financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing, advertising and promotion, sales commissions, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct and self-disclose credible evidence of False Claims Act violations.

It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of warning letters, untitled letters, cyber letters, seizure or recall of products, injunctions, withdrawal of product approval or other permits, clinical holds and termination of clinical trials, FDA or foreign regulatory authorities refusal to approve pending applications, product detentions, FDA, DEA, or comparable foreign regulatory authorities consent decrees, restriction or suspension of manufacturing and distribution, debarment, refusal to allow product import or export, adverse publicity, refusal of government contracts or future orders under existing contracts, dear-health-care-provider letters or other warnings or corrective information, recalls, delays, significant civil, criminal and administrative penalties including False Claims Act liability, damages, monetary fines, disgorgement, restitution, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, corporate integrity agreements, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, among other consequences, any of which could adversely affect our ability to operate.

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

●

a new Medicare Part D coverage gap discount program (which was replaced in 2025), in which manufacturers were required to offer 70% point-of-sale discounts off negotiated prices (generally as negotiated between the Medicare Part D plan and the pharmacy) of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2032, In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price increase reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may, among other things, result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our prodrug product candidates.

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

In the EU, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in which we participate, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We participate in and have certain price reporting obligations under the Medicaid Drug Rebate Program, or the MDRP, as a condition of having covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires us to pay a rebate to state Medicaid programs every quarter for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that we must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (AMP) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.

The recently-enacted IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation (first due in 2023), as described under the risk factor “Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of our product candidates and increase the cost to commercialize our approved products, and any of our product candidates that may be approved in the future and affect the prices thereof,” above. The Medicare Part D rebate will be calculated on the basis of the AMP figures we report pursuant to the MDRP.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration, or HRSA, and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs[BP(A4] [TS5] [RC6] . These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The ACA expanded the list of covered entities to include certain free‑standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs,” such as OLPRUVA, from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.

In order for OLPRUVA or any product candidates, if approved, to be paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are required to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we must calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

We also participate in the Tricare Retail Pharmacy program, under which we are required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. CMS, the Department of Health & Human Services Office of Inspector General, and other governmental agencies have pursued manufacturers that were alleged to have failed to report these data to the government in a timely or accurate manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that any submissions we are required to make under the MDRP, the 340B program, the VA/FSS program, the Tricare Retail Pharmacy Program, and other governmental drug pricing programs will not be found to be incomplete or incorrect

Governments outside the United States tend to impose strict price controls, which may affect our revenue, if any.

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

In the ordinary course of our business, we may collect, process, transmit and store proprietary, confidential and sensitive information, including personal information (including key-coded data and health information), intellectual property, trade secrets and proprietary business information (collectively, “Confidential Information”) owned or controlled by ourselves or other parties. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Despite the implementation of security measures, our information technology systems and data, and those of our CROs and other third parties on which we rely, are vulnerable to system failure, interruption, compromise, attack or damage from several sources, such as data corruption; breakdown; malicious human acts; malware (such as ransomware); misconfigurations, “bugs” or other vulnerabilities,; malicious code (such as computer viruses or worms); fraudulent activity; employee misconduct, theft or error; denial-of-service attacks; public health epidemics; cyber-attacks by sophisticated nation-state and nation-state supported actors; natural disasters; terrorism; war (such as the current situation with Ukraine and Russia); and telecommunication and electrical failures. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our recovery systems (and those of third parties upon whom we rely) are similarly vulnerable. Any of these events could lead to the unauthorized access, disclosure and use of proprietary, confidential, or otherwise non-public information (such as personal information). The techniques used by criminal actors to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. Attacks upon information technology systems are also increasing in their levels of persistence and intensity and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual and potential vulnerabilities. Due to the nature of some of these threats, we may be unable to anticipate threats, and there is a risk that a threat may remain undetected for a period of time. The costs of maintaining or upgrading our cyber-security systems at the level commercially reasonable to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause harm to our business, financial condition and results of operations. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if we, our service providers, partners, or other relevant third parties experience any such incident that results in any data loss, deletion or destruction, unauthorized access to, loss of, acquisition or disclosure of, exposure or disclosure of sensitive information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, it may result in a material adverse impact, including without limitation, fines, damages, litigation, enforcement actions, loss of trade secrets, a material disruption of our drug development programs, or other harm to our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Additionally, applicable data protection laws, privacy policies and data protection obligations (such as contractual obligations) may require us to notify relevant stakeholders of security breaches, including affected individuals, customers and regulators. Such disclosures are costly, and the disclosure or the failure to comply with such requirements, could lead to material adverse impacts, including without limitation, legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches.

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

Regulation of data (including personal data) is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. We and our collaborators may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. Moreover, we are subject to the terms of our privacy and security policies, representations, certifications, standards, publications, contracts and other obligations to third parties related to data privacy, security and processing. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our partners’ ability to offer our products or operate in certain locations, cause regulators to reject, limit, or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or collaborators. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

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

Certain states have also adopted laws and regulations that govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, collectively the CCPA, requires businesses that process the personal information of the California residents to, among other things, (i) provide certain disclosures to California residents regarding the business's collection, use, and disclosure of their personal information (ii) receive and respond to requests from California residents to access, delete, and correct their personal information or opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. As we expand our operations, these and similar laws may increase our compliance costs and potential liability. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Foreign data protection laws, such as the GDPR and member state data protection laws, may also apply to health-related and other personal data that we process, including personal data relating to clinical trial participants. European data protection laws impose strict obligations on the ability to process health-related and other personal data of data subjects in Europe, including standards relating to the privacy and security of personal data. For example, in Europe, the European Union General Data Protection Regulation, or the GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain.

We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations regarding personal data protection and international personal data transfers that may affect how we conduct business.

Failure, or perceived failure, to comply with the GDPR, the UK GDPR, and other countries' data protection laws and regulations, privacy policies, contracts and other data protection obligations could result in government investigations and enforcement actions (which could include civil or criminal penalties, fines, or sanctions), private litigation, a diversion of management’s attention, adverse publicity and other negative effects on our operating results and business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches. Moreover, clinical trial participants or subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws, contracts, privacy notices or other obligations even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

Any of these matters could materially adversely affect our business, financial condition, or operational results.

We are subject to complex and changing laws and regulations, which exposes us to potential liabilities, increased costs and other adverse effects on our business.

We are subject to complex and changing laws, regulations, and executive orders, and compliance with these laws and regulations and executive orders, as well as changing interpretations and enforcement priorities related to such laws, regulations, and executive orders, which are onerous and expensive. Compliance with such laws, regulations, and executive orders can adversely affect our business by increasing our costs, limiting our ability to pursue or offer a product candidate or product, and requiring changes to our business. New and changing laws, regulations, and executive orders can also create uncertainty about how such laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice we may not be able to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations and changes in enforcement priorities can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.

Risks Related to Employee Matters and Managing Our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our senior leadership team, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time. Our future performance will depend, in part, the successful transitions and integration of new senior level executives into their roles and the continuity of leadership among the larger workforce. If we do not successfully manage executive transitions, it could be viewed negatively by our customers, employees, investors, and other third-party partners, and could have an adverse impact on our business and results of operations.

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

Our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in April 2015 at a price of $176.00 per share (adjusted to give effect to the 1-for-16 reverse stock split), our stock price has ranged from a low of $1.94 to a high of $418.40 through March 12, 2025. In addition, the stock market in general and the market for pharmaceutical companies, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	actual or anticipated variations in our operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry, including without limitation changes in the structure of healthcare payment systems;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the pharmaceutical industry;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	adverse regulatory announcements or determinations regarding our product candidates;

●	capital commitments;

●	investors’ general perception of us and our business;

●	global macroeconomic conditions, including inflation, tariffs, labor shortages, supply chain shortages, or other economic, political or legal changes, uncertainties or adverse developments;

●	political unrest, terrorism and wars, such as the current situation with Ukraine and Russia or Israel and Hamas, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this Item 1A;

●	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, other natural disasters, pandemics, or responses to these events;

●	recruitment, retention, or departure of key personnel; and

●	sales of our common stock, including sales by our directors and officers or specific stockholders.

Many of the factors described above are not within our control and we cannot guarantee that future instances of these influencing factors will not have effects on the trading price of our common stock.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For instance, in December 2016, we received notice of a class action suit filed against us in the Iowa District Court in Johnson County by a stockholder alleging that we, certain of our senior executives and directors who signed the registration statement in connection with our initial public offering, and each of the investment banks that acted as underwriters for the offering negligently issued untrue statements of material facts and omitted to state material facts required to be stated in the registration statement and incorporated offering materials that we filed with the U.S. Securities and Exchange Commission, or the SEC, in support of the offering. In June 2018, the case was dismissed without prejudice to members of the putative class. Future litigation could cause us to incur substantial costs and divert management’s attention and resources from our business. Further, biotechnology and pharmaceutical companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Future sales and issuances of equity and debt could result in additional dilution to our stockholders.

We may need additional capital in the future to fund our planned future operations, including to complete potential clinical trials for our product candidates or for successful commercialization of our approved products. To raise capital, we may sell or issue common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. The issuance of additional shares of our common stock or equity securities convertible into shares of our common stock may cause your ownership interest to be diluted, and the market price of our common stock may fall or be materially and adversely affected. Examples of such issuances of equity securities include the following:

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

In June 2021, at the annual meeting of stockholders, the stockholders approved the Amended and Restated 2014 Equity Incentive Plan, which, among other things, added 4,900,000 shares to the equity plan pool, and the employee stock purchase plan, or the 2021 ESPP, which allows eligible employees to purchase up to an aggregate of 1,500,000 shares of stock through the plan. Pursuant to our equity incentive plan, we may grant equity awards and issue additional shares of our common stock to our employees, directors and consultants, and the number of shares of our common stock reserved for future issuance under this plan will be subject to automatic annual increases in accordance with the terms of the plans.

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

In addition, the provisions of our termination agreement with Aquestive Therapeutics ("Aquestive") may delay or prevent a change in control of our company. For example, if we enter into a merger, an asset sale or any other change of control transaction, then Aquestive will be entitled to a royalty equal to 10% of the price being paid to us and our stockholders in such transaction which is attributable to the value of AZSTARYS or KP1077.

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

Acquisitions involve many and diverse risks and uncertainties, including problems integrating the purchased operations or assets as well as unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries, and we may fail to successfully integrate acquired companies, such as Acer, or retain key personnel from the acquired company. To date, we have limited experience with acquisitions and the integration of acquired operations and personnel. Acquisitions may divert our attention from our core business. Acquisitions may require us to record goodwill and non-amortizable intangible assets that will be subject to testing on a regular basis and potential period impairment charges, incur amortization expenses related to certain intangible assets, and incur write-offs and restructuring and other related expenses, any of which could harm our operating results and financial condition.

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

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources from other business concerns, which could seriously harm our business. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. For example, in October 2023, purported stockholders of Acer filed complaints against Acer and certain of its directors and officers in connection with the Merger. On June 19, 2024, the Company entered into a confidential fee agreement (the "Fee Agreement") to settle these stockholder litigation matters related to the Merger. The parties to the Fee Agreement were entitled to an aggregate payment of approximately $0.3 million, which was paid during the second quarter of 2024. See Note K of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

In addition, our amended and restated bylaws, or the Bylaws, provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (A) any derivative action or proceeding brought on behalf of us; (B) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees, to us or our stockholders; (C) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL our amended and restated certificate of incorporation or our Bylaws (as each may be amended from time to time); (D) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our Bylaws (including any right, obligation, or remedy thereunder); (E) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (F) any action or proceeding asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, provided that this provision shall not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; (ii) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; and (iii) any person or entity holding, owning or otherwise acquiring any interest in any security of us shall be deemed to have notice of and consented to the provisions of the Bylaws.

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

As of December 31, 2024, we had federal net operating loss carryforwards of approximately $381.3 million, due to prior period losses, $118.5 million of which, if not utilized, will begin to expire in 2027 and $262.8 million of which have no expiration date. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. These federal net operating loss carryforwards are fully reserved under a valuation allowance in the consolidated balance sheet as of December 31, 2024. On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act). Under the Tax Cuts and Jobs Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform or continue to conform to the Tax Cuts and Jobs Act or any subsequent or newly enacted federal tax legislation. To the extent that we continue to generate taxable losses in the United States or in the Kingdom of Denmark, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. In addition, under Section 382 and Section 383 of the Code, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Section 382 ownership change analysis in 2017 and determined that we experienced an ownership change in 2010, which resulted in a portion of our net operating loss carryforwards being subject to an annual limitation under Section 382 through 2012. No other ownership changes or limitations on our historical net operating loss carryforwards were noted through the year ended December 31, 2017. In addition, we may have already experienced an ownership change, or may experience ownership changes in the future, as a result of shifts in our stock ownership, including as a result of the Merger, as a result of the conversion of our outstanding convertible debt or otherwise as a result of changes in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations. As of December 31, 2024, we maintain a full valuation allowance over our deferred tax assets for financial reporting purposes.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic earnings, if any. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. In addition, the Inflation Reduction Act enacted in 2022 in the United States introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. Furthermore, it is uncertain if and to what extent various states will conform or continue to conform to the Tax Cuts and Jobs Act or any subsequent or newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or subsequent or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Additionally, the Trump administration has indicated the intent to propose significant changes to the U.S. tax system. Many aspects of these potential proposals are unclear or undeveloped and we are unable to predict which, if any, changes to the U.S. tax system will be enacted into law, and what effects any enacted legislation might have on our tax liabilities. In addition, the Trump administration has indicated that the United States may impose retaliatory measures with respect to jurisdictions that have, or are likely to, put in place tax rules that are extraterritorial or disproportionately affect American companies. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

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

As a public company listed in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us.

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

There has been increasing public focus by investors, patients, environmental activists, the media and governmental and non-governmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

●	risk assessments designed to help identify material risks from cybersecurity threats to our critical systems, and information;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;

●	cybersecurity awareness training of our employees, including incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profile.

For more information, see “If our security measures are compromised now, or in the future, or the security, confidentiality, integrity or availability of, our information technology systems, software, services, communications or data is compromised, limited or fails, this could result in a material adverse impact, including without limitation, a material interruption to our operations, harm to our reputation, significant fines, penalties and liability, breach or a triggering of data protection laws, privacy policies and data protection obligations, loss of customers or sales, or material disruption of our clinical trials or other business activity.” in the “Risk Factors” section above.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee ("Committee") oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. Our management team, including R. LaDuane Clifton, Chief Financial Officer and Treasurer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team includes IT staff such as a Director of IT with more than 21 years of IT-related experience in various roles including managing information security, managing privacy and data protection, evaluating cybersecurity risks, developing cybersecurity strategy, and implementing cybersecurity programs.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2.	PROPERTIES

As of December 31, 2024, we have leased approximately 17,000 square feet of headquarters office space in Celebration, Florida, comprised of two contiguous office suites, under non-cancelable lease agreements that expire in August 2025 and February 2026, respectively. One such office suite, which is approximately 6,300 square feet and has an expiration date of February 2026, is subleased to a third party. We have the right to extend the term of the lease for two successive five-year terms upon expiration. In addition, we occupy leased office space in Newton, Massachusetts and Copenhagen, Denmark. We believe that our facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. Other than as disclosed in Note K of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe there is no litigation pending that would reasonably be expected to, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Neil F. McFarlane	52	President, Chief Executive Officer, and Director
R. LaDuane Clifton, MBA, CPA	52	Chief Financial Officer and Treasurer
Joshua Schafer	54	Chief Commercial Officer and Executive Vice President of Business Development
Adrian Quartel, M.D., FFPM	58	Chief Medical Officer
Rahsaan W. Thompson	54	Chief Legal Officer, Secretary and Compliance Officer
Non-Employee Directors
Thomas D. Anderson	69	Director
John B. Bode	50	Director
Douglas W. Calder	58	Director
Wendy Dixon, Ph.D.	69	Director
Tamara A. Favorito	66	Director
Alvin Shih, M.D.	48	Director
Corey Watton	55	Director

Executive Officers

Neil F. McFarlane

Neil F. McFarlane has served as our president and Chief Executive Officer, and as a director of our Company, since October 2023. Mr. McFarlane served as the chief executive officer and a member of the board of directors of Adamas Pharmaceuticals, Inc. from September 2019 until November 2021, when Adamas was acquired by Supernus Pharmaceuticals, Inc. From August 2016 to May 2019, Mr. McFarlane served as the chief operating officer of Retrophin, Inc. (now Travere Therapeutics, Inc.), a public biopharmaceutical company. From 2011 to 2016, he held positions of increasing responsibility with UCB, Inc., Genzyme Corporation (now Sanofi) and Sangstat Medical Corporation (acquired by Genzyme). Mr. McFarlane currently serves as a member of the board of directors of HCRx Holdings, a private company that invests in biopharmaceutical product royalties, and previously he served as a member of the board of directors of Collegium Pharmaceutical Inc., a public biopharmaceutical company. Mr. McFarlane proudly served as an officer and enlisted soldier in the United States Army Reserves. He received his BS and MS in Nursing from the University of Florida. Our Board believes that Mr. McFarlane’s over 20 years of global biopharmaceutical and life sciences experience provide him with the qualifications and skills to serve as a director of our Company.

R. LaDuane Clifton, MBA, CPA

R. LaDuane Clifton, MBA, CPA, has served as our Chief Financial Officer since June 2015 and as our Treasurer since February 2016; he also served as our Secretary from February 2016 to June 2024. Mr. Clifton is responsible for the Company’s financial and operating activities. Previously, he served as our Vice President of Finance and Corporate Controller from April 2015 to June 2015. From August 2009 to February 2015, Mr. Clifton served in a variety of positions, including chief financial officer, secretary and treasurer, with The LGL Group, Inc., a public holding engaged in services, merchant investment and manufacturing business activities. From August 2008 to August 2009, Mr. Clifton served as the chief financial officer of a21, Inc., a public holding company with businesses in stock photography and the online retail and manufacturer of framed art, and as its corporate controller from March 2007 to August 2008. From August 2004 to March 2007, Mr. Clifton served as an auditor with KPMG. From August 1991 to August 2004, he served in a variety of finance, medical cost analysis and managed care provider contracting roles with Aetna, Inc., a publicly-held provider of healthcare benefits. Mr. Clifton is a certified public accountant in the state of Florida and received his BBA in Accounting and MBA from the University of North Florida, as well as a Graduate Certificate in Corporate Finance from Harvard University.

Joshua Schafer

Joshua Schafer has served as our Chief Commercial Officer and Executive Vice President, Business Development, since January 2023. Mr. Schafer has over 25 years of pharmaceutical commercial, new product development and M&A experience. From December 2020 to November 2022, he served as senior vice president and general manager of the Autoimmune and Rare Disease business at Mallinckrodt Pharmaceuticals. Prior to that, he served as Mallinckrodt’s chief strategy and business officer from September 2019 to December 2020 and senior vice president of business development and general manager from January 2018 to September 2019. Prior to Mallinckrodt, Mr. Schafer served as vice president and oncology therapeutic area head, global marketing and strategy at Astellas Pharmaceuticals, where he was responsible for building the company’s global oncology franchise, and also held senior roles at Takeda Pharmaceuticals, Accenture (formerly Anderson Consulting), G. D. Searle & Co. (later acquired by Pfizer) and Cognia Corporation. Mr. Schafer currently serves as a member of the board of Pharnext SA and Shuttle Pharmaceuticals. He received his BA in Biology and German at the University of Notre Dame, and both an MS in Biotechnology and an MBA from Northwestern University.

Adrian Quartel, M.D., FFPM

Adrian Quartel, M.D., FFPM, has served as our Chief Medical Officer since January 2024, and previously served as the chief medical officer of Acer Therapeutics from February 2022 until it was acquired by Zevra at the end of 2023. At Acer, Dr. Quartel played a key role in guiding clinical development, clinical operations, medical affairs and regulatory compliance. Prior to that, he was the chief medical officer at Adamas Pharmaceuticals, a company focused on drug development for neurological diseases, from September 2020 until February 2022. From June 2017 until September 2020, Dr. Quartel served as the group vice president of global medical affairs at BioMarin Pharmaceuticals Inc., where he spearheaded the launch of six treatments for rare diseases or genetic disorders. Before his tenure at BioMarin, Dr. Quartel oversaw clinical development and held senior medical leadership positions at Chiltern, a specialist contract research organization, from September 2006 to July 2007, at Astellas Pharma, Inc., a global life sciences company, from January 2004 until September 2006, and at ICON Clinical Research., a healthcare intelligence and clinical research organization, from August 2001 to January 2004. In addition, Dr. Quartel worked as a clinical research fellow at UCLA Cedar Sinai and as a resident in cardio-thoracic surgery at Erasmus University Medical Center. He holds an M.D. from Erasmus University Medical School, Rotterdam, and has a postgraduate specialization in pharmaceutical medicine from the Faculty of Pharmaceutical Medicine in London. Dr. Quartel is board certified by the General Medical Council (GMC) in pharmaceutical medicine in the United Kingdom.

Rahsaan W. Thompson

Rahsaan W. Thompson has served as our Chief Legal Officer, Secretary and Compliance Officer since June 2024. Mr. Thompson has more than 25 years of experience as a business leader and attorney in the biotech industry. He previously served as the chief legal officer at Lyell Immunopharma, a publicly-traded and clinical-stage biotech corporation. Prior to his role at Lyell, he was the executive vice president, general counsel, corporate secretary and chief compliance officer at Gritstone bio, a publicly-traded, clinical-stage biotech company. Before that, he served as general counsel at Opiant Pharmaceuticals and Actelion Pharmaceuticals US. Earlier in his career, Mr. Thompson worked in general and corporate counsel roles at Quarles & Brady, Abraxis Bioscience and McKesson Corporation, as well as being Assistant District Attorney in the Philadelphia District Attorney’s Office. Mr. Thompson currently serves on the board of trustees for the Oakland Museum of California and previously served on the board of the American Kidney Fund. He received his JD from Hofstra University School of Law and his B.Sc. from Southern Methodist University. He has bar admissions in the States of Illinois and Pennsylvania.

Directors

Thomas D. Anderson

Thomas D. Anderson has served as a director of our Company since August 2023 and as chair of the compensation committee since February 2024. Mr. Anderson is a 35-year veteran of the biopharma industry, playing a leading role in high-growth organizations for much of his career. Mr. Anderson served as chief executive officer and director of SwanBio Therapeutics, a clinical-stage gene therapy company, from September 2019 until his semi-retirement in October 2023; subsequently, he resigned his board directorship in March 2024. Prior to that, he served as the chief commercial strategy officer of Sage Therapeutics, Inc., a biopharmaceutical company, from 2014 to 2018. From 2004 to 2014, Mr. Anderson was a senior executive with Shire Pharmaceuticals Group in a number of operational and strategic roles in both rare diseases and specialty pharmaceuticals. Earlier in his career, Mr. Anderson was with Johnson & Johnson companies, Janssen and McNeil Pharmaceutical, in a number of leadership, sales, marketing and business information roles. Mr. Anderson also served as a director of private companies, ExpressCells Inc., from 2019 to 2023, and CEO Trust, from 2018 to 2021. Mr. Anderson received his MBA from the University of Notre Dame’s Mendoza College of Business Administration. He received his BS in civil engineering from the P.C. Rossin College of Engineering at Lehigh University. Our Board believes that Mr. Anderson’s extensive experience in the biopharma industry, including as senior executive and director of multiple biopharmaceutical companies, qualifies him to serve on the Board as a director of our Company.

John B. Bode

John B. Bode has served as a director of our Company since April 2023 and as chair of the nominating and corporate governance committee since May 2023. Since February 2015, Mr. Bode has been the owner and managing director of Aerie Investments, LLC, a management consulting and investment company focused on assisting legacy media companies and digital media start-ups with business development and strategic initiatives. Mr. Bode currently serves as the chief financial officer and chief transformation officer of Postmedia Network Canada Corp., a publishing company whose shares are traded on the Toronto Stock Exchange. Since September 2022, Mr. Bode has served as the interim chief executive officer of FISION Corporation, a provider of cloud-based digital asset management, sales enablement and agile marketing technologies; and, he has served as a member of its board of directors since March 2018. Mr. Bode has served on the board of directors of SPAR Group, Inc., a leading global provider of merchandising, marketing and distribution services that is listed on the Nasdaq, since October 2023, and of The McClatchy Company, a leading privately-held publisher of newspapers, since September 2020. Mr. Bode’s past corporate experience includes many years serving as a key executive and/or financial officer for leading public companies. He was the chief financial officer of the Tribune Publishing Company from October 2013 to January 2015. He served as the chief financial officer of Source Interlink Companies, one of the largest enthusiast media companies in the United States and a leading distributor of periodicals, from January 2011 to September 2013, after serving in other accounting and finance roles with Source Interlink since 2002. He was previously employed as a certified public accountant for BDO Seidman. Mr. Bode received a BS in Accounting from Notre Dame University. Our Board believes that Mr. Bode’s experience as an executive and manager of public and private companies, as well as his experience leading commercial and marketing operations for such companies, offers the Board valuable perspective and insight and provides him with the qualifications and skills to serve as a director of our Company.

Douglas W. Calder

Douglas W. Calder has served as a director of our Company since April 2023. Since August 2016, he has served as president and a director of Vycellix, Inc. (including its subsidiaries and affiliates), a private company engineering immune-privileged, T cell and natural killer (“NK”) cell-based cancer therapeutics. Mr. Calder has also served as a member of the board of directors of Renovaro, a public biotechnology company (Nasdaq: RENB), since October 2024, of NextGenNK, Sweden’s NK cell competence center, since June 2019, and of BioFlorida, a private company supporting Florida’s life sciences industry, since September 2018. He also has been a member of the Society for Natural Immunity since July 2018. Mr. Calder has more than 30 years of life science executive experience, having served in various senior executive roles for Florida-based biotechnology companies and research institutes, including Viragen, Accentia Biopharmaceuticals, Biovest International and the Vaccine & Gene Therapy Institute of Florida, as well as having formerly served as a registered financial portfolio manager with a focus on life science equities with the New York Stock Exchange member firms, Gruntal & Co. and Dean Witter Reynolds. Mr. Calder received a BA from Florida State University. Our Board believes that Mr. Calder’s experience in biotechnology and life science industries, including as an executive and as director, provide him with the qualifications and skills to serve as a director of our Company.

Wendy Dixon, Ph.D.

Wendy Dixon, Ph.D. has served as a director of our Company since April 2023. Dr. Dixon has more than 40 years of biopharmaceutical industry experience in drug development, with leadership roles in regulatory affairs and commercial capabilities. Dr. Dixon was chief marketing officer and president of global marketing at Bristol Myers Squibb from December 2001 to May 2009. From 1996 to 2001, she served as a senior vice president of marketing at Merck. Earlier in her career, she held executive management positions at West Pharmaceuticals, Osteotech and Centocor, as well as marketing, regulatory affairs, project management and biochemist roles at SmithKline and French (now GlaxoSmithKline). Since leaving Bristol Myers Squibb, Dr. Dixon has served on the boards of directors of numerous biopharmaceutical companies, including Arvinas, Inc. from June 2020 to May 2024, Black Diamond Therapeutics, Inc. from April 2022 to April 2024, and Iovance Biotherapeutics, Inc. from June 2022 to June 2023. Previously, Dr. Dixon served on the boards of directors of Alkermes plc from January 2011 to May 2022, bluebird bio, Inc. from May 2013 to June 2021, Incyte from May 2010 to May 2022, Sesen Bio, Inc. (formerly Eleven Biotherapeutics, Inc.) from October 2014 to February 2020, and Voyager Therapeutics, Inc. from January 2017 to January 2021. She also served on the boards of Ardea Biosciences from 2011 until 2012 when Ardea was acquired by AstraZeneca plc, and Furiex Pharmaceuticals from 2010 until 2014 when Furiex was acquired by Actavis plc. Dr. Dixon holds a Ph.D. in biochemistry and an M.Sc. and B.Sc. in Natural Science from the University of Cambridge. Our Board believes that Dr. Dixon’s extensive experience in corporate management, including as a director of multiple public companies, as well as her academic and professional expertise, provides her with the qualifications and skills to serve as a director of our Company.

Tamara A. Favorito

Tamara A. Favorito has served as a director and chair of the audit committee of our Company since August 2021 and as our Board chair since May 2023. Ms. Favorito has more than 30 years of life sciences industry experience, including 20 years as a chief financial officer. Her extensive experience includes leading multiple private and public financings and M&A transactions as well as leading public companies’ finance, investor relations, human resources, administration and managed care functions. She currently serves as a board member and audit committee chair of Artelo Biosciences, Inc., a publicly-traded clinical development stage company, since March 2021. Ms. Favorito served on the board of directors of Kintara Therapeutics, Inc. from 2021 until its merger with TuHURA Biosciences, Inc. in October 2024, and on the board of directors of Beacon Discovery, Inc. from 2018 until its acquisition by Eurofins Scientific in March 2021. Ms. Favorito was interim chief financial officer of Immunic, Inc., a publicly-traded clinical-stage drug development company in 2019. She served as chief financial officer of Signal Genetics, Inc. (now Viridian Therapeutics, Inc.), a publicly-traded molecular diagnostics company, from 2014 to 2017, HemaQuest Pharmaceuticals, Inc., a venture-backed clinical-stage drug development company, from 2010 to 2014, and Favrille, Inc. (now MMR Global, Inc.), a publicly-traded clinical-stage drug development company, from 2001 to 2009. Earlier in her career, she spent eight years in public accounting with Deloitte & Touche LLP and PricewaterhouseCoopers LLP. Ms. Favorito is a certified public accountant (inactive). She received an MBA, emphasis in Finance, from Georgia State University, and a BBA, emphasis in Accounting, from Valdosta State University. Our Board believes that Ms. Favorito's extensive experience in corporate management, finance and life science as chief financial officer of multiple public companies provides her with the qualifications and skills to serve as a director of our Company.

Alvin Shih, M.D.

Alvin Shih, M.D. has served as a director of our Company since January 2024. Dr. Shih has broad experience in drug development, spanning multiple therapeutic areas and with a focus on rare diseases, including as the former chief operating officer and a founding member of Pfizer Inc.’s rare disease research unit. Since February 2021, he has served as president and chief executive officer of Catamaran Bio, Inc., a private biotechnology company developing off-the-shelf natural killer (NK) cell therapies to treat cancer. From July 2019 to December 2020, he served as the chief executive officer of Disarm Therapeutics, a biotechnology company that developed therapeutics for both rare and prevalent neurodegenerative diseases, which was acquired by Eli Lilly in October 2020. From November 2016 to February 2019, Dr. Shih was chief executive officer of Enzyvant Therapeutics, where he led the company’s cell/tissue-based therapy development for treating a rare immunological disease. He was also the executive vice president and head of research at Retrophin, Inc., where he worked on therapies for multiple disease indications. Dr. Shih previously worked in management consulting at McKinsey & Company and L.E.K. Consulting, LLC. Dr. Shih also serves on the board of directors of Oaktree Acquisition Corp. III Life Sciences, a blank check company focused on the healthcare sector, and the private companies, Catamaran Bio, Inc., Imbria Pharmaceuticals, Inc. and Tenza bio. Dr. Shih received his medical degree from the University of Alabama School of Medicine and completed his residency training at Massachusetts General Hospital. Dr. Shih received his MBA from the Kellogg School of Management at Northwestern University and his BA from Vanderbilt University. Our Board believes that Dr. Shih’s significant leadership experience in the biotechnology industry and his experience in rare disease qualifies him to serve as a director of our Company.

Corey Watton

Corey Watton has served as a director of our Company since April 2023. Mr. Watton has served as president and chief executive officer of Fusion Medical Staffing, LLC, a private company among the fifteen largest medical staffing companies in the US, since September 2023. Prior to his CEO role, Mr. Watton served as chief financial officer of Fusion from August 2019 until September 2023, overseeing finance, project management, operations, facilities and legal operations. From April 2009 through July 2019, he served as the chief financial officer of Home Instead Senior Health Care, a global leader in in-home health care, where he oversaw finance, subsidiary companies and the financial arm of an international subsidiary. He previously was an equity member of Lutz & Company, a regional accounting firm, from 1996 to 2009. Mr. Watton is a certified public accountant and received a BS in Finance and Accounting from University of Nebraska-Lincoln. Our Board believes that Mr. Watton’s senior leadership roles in the medical services industry combined with his expertise in accounting make him well qualified to serve as a director of our Company.

 PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Listing

Our common stock trades on The Nasdaq Global Select Market under the ticker symbol "ZVRA".

Holders of our Common Stock

As of December 31, 2024, there were approximately 80 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Following the U.S. approval of AZSTARYS® (further described below) in March 2021, we undertook a strategic process to evaluate how to leverage and potentially augment the Company’s existing capabilities while also considering where to invest in our pipeline to generate long-term shareholder value. With a track record of drug development success leading to approvals for products which had either difficult pathways to approval or where approvals were won following a complete response letter (“CRL”) from the U.S. Food and Drug Administration ("FDA"), we determined to focus our expertise on rare disease indications, as well as seeking value-creating opportunities by building and directly commercializing product candidates in lieu of an out-licensing model. We are executing on this balanced approach by building a culture that is patient-focused and driven by our commitment to developing and making available therapies which address the myriad unmet needs within the rare disease community.

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

On November 17, 2023, we completed the acquisition of Acer Therapeutics, Inc. ("Acer"). Pursuant to the Merger Agreement, Acer continues as a wholly-owned subsidiary of Zevra (the “Merger"). The Merger included the acquisition of OLPRUVA® (sodium phenylbutyrate) for oral suspension, which was approved by the FDA on December 27, 2022, for the treatment of certain urea cycle disorders ("UCDs"). Acer also had a pipeline of investigational product candidates, including celiprolol for the treatment of Vascular Ehlers-Danlos syndrome ("VEDS") in patients with a confirmed type III collagen (COL3A1) mutation. At the effective time of the Merger (the "Effective Time"), each share of common stock of Acer, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time (excluding cancelled shares and any shares held by holders who have exercised their appraisal rights) were converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share, and (ii) one non-transferable contingent value right (“CVR”) issued by Zevra, which represents the right to receive one or more contingent payments up to an additional $76.0 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

On September 20, 2024, the FDA approved the New Drug Application (“NDA") for MIPLYFFA™ (arimoclomol), an orally-delivered treatment for Niemann-Pick disease type C (“NPC"), which is an ultra-rare and progressive neurodegenerative disease. MIPLYFFA, the first FDA-approved treatment for NPC, is indicated for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients two years of age and older. In addition, we received a transferable rare pediatric disease PRV in conjunction with the approval. On February 26, 2025, we and Zevra Denmark A/S entered into an asset purchase agreement (the “PRV Transfer Agreement”), pursuant to which we agreed to sell the PRV to the buyer. Pursuant to the PRV Transfer Agreement, the buyer agreed to pay us $150.0 million, payable in cash, upon the closing of the sale. The PRV Transfer Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations. The transaction remains subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. MIPLYFFA has also been granted orphan medical product designation for the treatment of NPC by the European Commission. In November 2024, MIPLYFFA became commercially available.

Now focused on late-stage clinical development and commercial opportunities, we discontinued our in-house drug discovery activities and closed our laboratory facilities in Iowa and Virginia at the end of the third quarter of 2025. We anticipate that any future early research and development activities will be outsourced.

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

We have historically had minimal positive net cash flows from operations. Our cash flows used in operations for the years ended December 31, 2024, and 2023, were $69.7 million and $33.5 million, respectively. We expect to continue to incur significant expenses and minimal positive net cash flows from operations or negative net cash flows from operations for the near future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will fluctuate substantially as we:

●	continue building and maintaining our ongoing commercial capabilities to support the launch of our approved product OLPRUVA® and MIPLYFFA in the U.S.

●	continue our ongoing preclinical studies, clinical trials and our product development activities for our pipeline of product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	continue research and preclinical development and initiate clinical trials of our product candidates;

●	seek to discover and develop additional product candidates either internally or in partnership with other pharmaceutical companies;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	add operational systems and personnel, if needed, to support any future commercialization efforts.

Third-Party Agreements

AZSTARYS License Agreement

See Part I, Item 1. "Business—AZSTARYS” of this Annual Report on Form 10-K for information regarding the AZSTARYS License Agreement.

Components of our Results of Operations

Revenue

Our commercial revenue is, and will be, primarily derived from sales of our approved products or any of our product candidates for which we obtain regulatory approval, and sales of arimoclomol under the EAP. We expect that our other sources of revenues will be through payments arising from our license agreements with Corium, and through any other future arrangements related to one of our product candidates. To date, we have generated revenue from sales of our approved products, MIPLYFFA and OLPRUVA, to our specialty pharmacy, royalty, milestone and other reimbursement payments under the AZSTARYS License Agreement, sale of arimoclomol under the EAP, reimbursement of out-of-pocket third-party costs, and the performance of consulting services. We cannot guarantee that we will be able to successfully commercialize either MIPLYFFA or OLPRUVA, or that Corium will be able to successfully commercialize AZSTARYS or our product candidates covered under the AZSTARYS License Agreement, in addition, we cannot guarantee that we will continue to generate revenues from the sales of arimoclomol under the EAP. We also do not know when, if ever, any other product candidate will be commercially available.

Cost of Product Revenue

The components of our cost of product revenue are royalties and expenses directly attributable to revenue. To date, we have generated revenue from product sales of MIPLYFFA and OLPRUVA to our specialty pharmacy, sales of arimoclomol under the EAP, royalties, milestones and other reimbursements under the AZSTARYS License Agreement, reimbursement of out-of-pocket third-party costs, and the performance of consulting services. In connection with the AZSTARYS License Agreement, we paid Aquestive a royalty equal to 10% of the upfront license payment and all regulatory milestone and royalty payments. In addition, we paid a $6 million regulatory milestone payment earned by XOMA upon the approval of MIPLYFFA on September 20, 2024. Under the XOMA License Agreement, XOMA is also entitled to a mid-single digit royalty on net sales of MIPLYFFA, as well as certain net sales and regulatory milestone payments. We also owe an additional royalty in the low-single digit to KU/UCLB on net sales of MIPLYFFA and a 10% royalty on net sales of OLPRUVA under the Relief Termination Agreement. Other components of cost of product revenue include $6.2 million of non-cash intangible asset amortization related to the MIPLYFFA and OLPRUVA capitalized assets and $5.7 million in inventory obsolescence reserve expense related to OLPRUVA inventory during the year.

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

The following table summarizes our research and development costs for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023

Outsourced development costs directly identified to programs:
MIPLYFFA	$5,784	$5,579
OLPRUVA	1,776	-
KP1077	10,486	14,458
APADAZ (1)	-	2,446
Celiprolol	2,133	159
Other costs	496	-
Total outsourced development costs directly identified to programs	20,675	22,642
Research and development costs not directly identified to programs:
Personnel costs including cash compensation, benefits and stock-based compensation	19,781	11,970
Facilities costs	51	775
Other costs	1,588	4,419
Total research and development costs not directly allocated to programs	21,420	17,164
Total research and development expenses	$42,095	$39,806

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

We anticipate that our research and development expenses will fluctuate in accordance with our strategic plan as we continue our efforts to advance the development of our product candidates.

The successful development of our product candidates is highly uncertain. At this time, we cannot be certain regarding the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of our products and product candidates.

Selling, General and Administrative Expense

We anticipate that selling expenses will vary from quarter to quarter in accordance with our strategic plan as we continue our efforts to commercialize MIPLYFFA and OLPRUVA. The successful commercialization of AZSTARYS, MIPLYFFA, OLPRUVA, or any of our other product candidates that may be approved is highly uncertain. At this time, we cannot be certain regarding the nature, timing or costs required to commercialize MIPLYFFA, OLPRUVA, or any of our product candidates that may be approved in the future, due to the numerous risks and uncertainties associated with commercialization activities.

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

Comparison of the Years Ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,		Period-to
	2024	2023	Period Change

Revenue, net	$23,612	$27,461	$(3,849)
Cost of product revenue (excluding $6,235 and $772 in intangible asset amortization for the years ended December 31, 2024, and 2023, respectively, shown separately below)	7,417	2,173	5,244
Intangible asset amortization	6,235	772	5,463
Operating expenses:
Research and development	42,095	39,806	2,289
Selling, general and administrative	54,868	34,314	20,554
Total operating expenses	96,963	74,120	22,843
Loss from operations	(87,003)	(49,604)	(37,399)
Other (expense) income:
Interest expense	(7,351)	(1,501)	(5,850)
Fair value adjustment related to warrant and CVR liability	2,057	(98)	2,155
Fair value adjustment related to investments	(18)	613	(631)
Interest and other income, net	2,175	4,541	(2,366)
Total other (expense) income	(3,137)	3,555	(6,692)
Loss before income taxes	(90,140)	(46,049)	(44,091)
Income tax expense	(15,371)	-	(15,371)
Net loss	$(105,511)	$(46,049)	$(59,462)

Net Loss

Net loss for the year ended December 31, 2024, was $105.5 million compared to net loss of $46.0 million for the year ended December 31, 2023. The change was attributable to an increase in loss from operations of $37.4 million, a change in fair value adjustment related to investments of $0.6 million, an increase in interest expense of $5.9 million, a decrease in net interest income and other income of $2.4 million, and an increase in income tax expense of $15.4 million, partially offset by an increase in the change in fair value adjustment related to derivative and warrant liability and CVR liability of $2.2 million.

Revenue

Revenue for the year ended December 31, 2024, was $23.6 million, a decrease of approximately $3.8 million compared to revenue of $27.5 million for the year ended December 31, 2023. The decrease was primarily attributable to a decrease in sales under the AZSTARYS License Agreement of $14.2 million and a decrease in consulting revenue of $0.2 million, partially offset by an increase of $10.1 million in MIPLYFFA product sales, an increase in sales under the EAP of approximately $0.4 million, and an increase of $0.1 million in OLPRUVA product sales.

Cost of Product revenue

Cost of product revenue for the year ended December 31, 2024, was $7.4 million, an increase of $5.2 million compared to cost of product revenue of $2.2 million for the year ended December 31, 2023, primarily due to recognition of $5.7 million of inventory obsolescence related to OLPRUVA, an increase of $0.8 million in cost of MIPLYFFA product sales and royalties, and an increase of $0.2 million related to OLPRUVA product sales and royalties, partially offset by a decrease in royalty payments related to the AZSTARYS License Agreement of approximately $1.5 million.

Intangible asset amortization

Intangible asset amortization for the year ended December 31, 2024, was $6.2 million an increase of approximately $5.5 million compared to intangible asset amortization of $0.8 million for the year ended December 31, 2023. The increase was due to an increase of $5.5 million in amortization expense related to definite-lived intangible assets.

Research and Development

Research and development expenses increased by $2.3 million, from $39.8 million for the year ended December 31, 2023, to $42.1 million for the year ended December 31, 2024. This increase was attributable to increases in personnel-related costs and share-based compensation expenses of $6.3 million and $0.9 million, respectively, partially offset by decreases in third-party research and development costs of $3.6 million and other research and development costs of $1.3 million.

General and Administrative

General and administrative expenses increased by $20.6 million, from $34.3 million for the year-ended December 31, 2023, to $54.9 million for the year ended December 31, 2024. This increase was attributable to increases in marketing costs of $10.1 million, share-based compensation expenses of $7.2 million, personnel-related costs of $1.6 million, and other expenses of $2.2 million, primarily made up of expenses related to facilities, insurance, and travel. These increases were partially offset by a decrease in professional fees of $0.5 million. Acer transaction costs were $2.2 million and are included in general and administrative expenses for the year-ended December 31, 2023.

Other (Expense) Income

Other (expense) income changed from $3.6 million of income for the year ended December 31, 2023, to $3.1 million of expense for the year ended December 31, 2024. This period-to-period change in other (expense) income was primarily attributable to an increase in interest expense of $5.9 million, a decrease in the change in fair value related to investments of $0.6 million, and a decrease in net interest and other income of $2.4 million, partially offset by a decrease in the fair value adjustment related to derivative and warrant liability and CVR liability of $2.2 million.

Income Tax Expense

Income tax expense for the year ended December 31, 2024, was $15.4 million as a result of a periodic evaluation of our tax positions. There was no income tax expense for the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2024, we have funded our research and development and operating activities primarily through the issuance of debt and equity and from revenue received from the EAP, AZSTARYS License Agreement, OLPRUVA product sales, MIPLYFFA product sales and consulting arrangements. As of December 31, 2024, we had cash, cash equivalents and investments of $75.5 million.

To date, we have generated revenue from product sales of OLPRUVA and MIPLYFFA, product reimbursements from the EAP, proceeds from the AZSTARYS License Agreement, reimbursement of out-of-pocket third-party costs and the performance of consulting services.

On February 26, 2025, we entered into the PRV Transfer Agreement, pursuant to which we agreed to sell the PRV to the buyer, subject to customary closing conditions. Pursuant to the PRV Transfer Agreement, the buyer agreed to pay the Company $150.0 million, payable in cash, upon the closing of the sale.

We have had recurring negative net operating cash flows throughout our operating history, and we cannot guarantee or predict when we may begin to consistently generate positive net cash flows from operations, or if at all. We expect that our sources of revenue will be from product sales of OLPRUVA and MIPLYFFA, product reimbursements from the EAP, proceeds from our license agreement with Commave, and any other future arrangements related to one of our product candidates.

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

Registration Statements on Form S-3

In connection with the Merger, we and Nantahala Capital Management, LLC (“Nantahala”) concurrently entered into a registration rights agreement, pursuant to which we agreed to file a resale registration statement with respect to the resale of our common stock issuable to Nantahala. On February 5, 2024, we filed a registration statement on Form S-3 (File No. 333-276856) registering an aggregate of 2,269,721 shares of our common stock. On April 5, 2024, we filed an amendment to such registration statement, which was declared effective on April 8, 2024.

On June 4, 2024, we filed a registration statement on Form S-3 (File No. 333-279941) (the "June 2024 Registration Statement") under which we sell securities, including as may be issuable upon conversion, redemption, repurchase, exchange or exercise of securities, in one or more offerings up to a total aggregate offering price of $350.0 million, $75.0 million of which was allocated to the sale of the shares of common stock issuable under the 2024 ATM Agreement. The registration statement was declared effective on June 13, 2024.

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

Entry into 2024 ATM Agreement

On July 12, 2024, we entered into an equity distribution agreement (the "2024 ATM Agreement") with Citizens JMP Securities LLC ("Citizens JMP") under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as its sales agent. The issuance and sale, if any, of common stock by us under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. As of December 31, 2024, no shares have been issued or sold under the 2024 ATM Agreement.

Termination of 2021 ATM Agreement

On July 2, 2021, we entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by us under the 2021 ATM Agreement was to be made pursuant to the registration statement on Form S-3 (File No. 333-257661) which was declared effective on July 12, 2021, the accompanying prospectus, and the related prospectus supplement dated July 12, 2021. The 2021 ATM Agreement terminated on July 11, 2024, and no shares had been issued or sold under the 2021 ATM Agreement as of the termination date.

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

●

Purchase of Acer’s Term Loans - Zevra purchased certain indebtedness of Acer held by Nantahala. Under the loan purchase with Nantahala, certain of its affiliates and certain other parties (collectively with Nantahala, "Nantahala Holders") Zevra purchased (i) an original senior secured term loan facility made available to Acer in an aggregate amount of $6.5 million and funded on March 14, 2022, and (ii) an additional senior secured term loan made to Acer in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 for (1) $12.0 million in cash; (2) 98,683 shares of Zevra Common Stock; and (3) a secured Promissory Note payable by Zevra to Nantahala in the original principal amount $5.0 million, which was repaid in full and terminated in April 2024. These were recorded as receivables from Acer and were treated as a settlement of a preexisting relationship in connection with the closing of the transaction and recorded as a component of purchase consideration.

●

Purchase of Acer’s Convertible Notes (“Marathon Convertible Notes”) - Under the Note Purchase Agreement with the Nantahala Holders, Zevra purchased the Marathon Convertible Notes that Nantahala had acquired on June 16, 2023. Zevra acquired the Marathon Convertible Notes in exchange for the issuance of 2,171,038 shares of Zevra Common Stock at $5.0667 per share for a total purchase price of $11.0 million.

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

In connection with the closing of the Merger on November 17, 2023, each share of common stock of Acer was converted into the right to receive (i) 0.1210 fully paid and non-assessable shares of common stock of Zevra, par value $0.0001 per share , and (ii) one non-transferable CVR to be issued by Zevra, which will represent the right to receive one or more contingent payments up to an additional $76.0 million upon the achievement, if any, of certain commercial and regulatory milestones for Acer’s OLPRUVA and celiprolol products within specified time periods. Certain additional cash payments are also possible pursuant to the CVRs with respect to milestones involving Acer’s early-stage program ACER-2820 (emetine).

Stockholders Agreement

In connection with the Merger, a certain stockholder of Acer entered into, and Acer agreed to use its reasonable best efforts to cause certain other stockholders to enter into joinders to, a stockholders agreement with Zevra (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, the stockholders party thereto agreed to, or would agree to, among other things, vote all of their shares in Zevra that they own in favor of each nominee included in the Zevra board of director’s slate of nominees for each election of directors and in favor of each matter approved by the Zevra board of directors and submitted to stockholders of Zevra for the approval of stockholders following the closing of the Merger and until the second anniversary of the closing date of the Merger (the “Trigger Date”). In addition, the stockholders party to the Stockholders Agreement will be subject to customary standstill provisions, subject to certain exceptions, until the Trigger Date.

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

Margin Account

On January 26, 2023, the Company and Wells Fargo, as lender, entered into a margin account agreement. The margin account bears interest at the Prime Rate minus 225 basis points. The Company's investments are used as collateral for the loan and the amount the Company is able to borrow is limited to 80-90% of its outstanding investment balance held with Wells Fargo. As of December 31, 2023, $37.7 million was outstanding under the margin account. The margin loan was included in current liabilities as of December 31, 2023, as the Company expected the outstanding balance to be due and payable in 2024 based on the anticipated level of investment balance expected to be available over the course of fiscal year 2024 to meet the Collateral Requirement. In April 2024, the Company repaid the outstanding balance under the margin account with Wells Fargo, and upon such repayment, the margin capabilities were removed from the account.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Period-to
	2024	2023	Period Change
Net cash used in operating activities	$(69,665)	$(33,535)	$(36,130)
Net cash used in investing activities	(22,161)	(17,390)	(4,771)
Net cash provided by financing activities	82,108	28,464	53,644
Effect of exchange rate changes on cash and cash equivalents	454	44	410
Net decrease in cash and cash equivalents	$(9,264)	$(22,417)	$13,153

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities of $69.7 million consisted of a net loss of $105.5 million and $6.6 million in changes in working capital, partially offset by $42.5 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received from MIPLYFFA and OLPRUVA product sales, royalties under the AZSTARYS License Agreement, and reimbursements from the EAP. The changes in working capital consisted of $3.6 million related to a change in accounts payable and accrued expenses, $8.9 million related to a change in inventories, $2.2 million related to a change in prepaids and other assets, and $0.6 million related to operating lease liabilities, partially offset by $0.4 million related to a change in discount and rebate liabilities, $0.6 million related to a change in operating lease right of use assets, $0.8 million related to a change in other liabilities, and $6.9 million increase in accounts and other receivables. The adjustments for non-cash items primarily consisted of income tax expense of $15.4 million, stock-based compensation expense of $14.9 million, consulting fees paid in stock of$0.5 million, interest expense of $2.1 million, inventory obsolescence of $5.7 million and $5.7 million related to depreciation, amortization and other items, and a loss on disposal of $0.2 million, partially offset by a change in fair value adjustment of warrants and CVR of $2.1 million.

For the year ended December 31, 2023, net cash used in operating activities of $33.5 million consisted of a net loss of $46.0 million, partially offset by $6.0 million in changes in working capital and $6.5 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs, partially offset by revenue received under the AZSTARYS License Agreement, EAP and the Corium Consulting Agreement. The changes in working capital consisted of $11.1 million related to a change in accounts payable and accrued expenses, $3.2 million related to a change in discount and rebate liabilities, $0.2 million related to a change in inventories, $0.3 million related to a change in operating lease right of use assets, $0.4 million related to a change in other liabilities, and $0.2 million related to a change in prepaids and other assets, partially offset by a $9.1 million increase in accounts and other receivables, and $0.3 million related to operating lease liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $5.9 million, consulting fees paid in stock of $0.2 million, and $1.0 million related to depreciation, amortization and other items, partially offset by a change in the fair value adjustment related to investments of $0.6 million.

Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $22.1 million, which was attributable to purchases of investments of $41.1 million and a $6.0 million regulatory milestone payment to XOMA, partially offset by maturities of investments of $25.0 million.

For the year ended December 31, 2023, net cash used in investing activities was $17.4 million, which was attributable to $30.4 million attributable to the acquisition of Acer, purchases of investments of $45.8 million, and $0.3 million in purchases of property and equipment, partially offset by maturities of investments of $59.1 million.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $82.1 million, which was primarily attributable to proceeds from the issuance of debt of $58.9 million, proceeds from insurance financing arrangements of $1.0 million and proceeds from sales of common stock under the Employee Stock Purchase Plan, or the ESPP, of$1.1 million, proceeds from issuance of common stock of $66.2 million, partially offset by repayments of debt of $42.7 million, payments of principal on insurance financing arrangements of $0.4 million, and payments of deferred offering costs of $2.0 million.

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

Future Funding Requirements

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into 2029, subject to continuing compliance with our debt covenants. This estimate includes anticipated revenue from net sales of OLPRUVA and MIPLYFFA, net reimbursements from the EAP, royalties under the AZSTARYS License Agreement, and accounts for continued investments into our development pipeline programs. This estimate does not include proceeds from the PRV sale, which was announced on February 26, 2025.

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

Potential near-term sources of additional funding include:

●	any royalties or net sales milestone payments generated under the AZSTARYS License Agreement;

●	any reimbursements received for arimoclomol under the EAP;

●	any product sales of OLPRUVA, and

●	any product sales of MIPLYFFA.

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

To date, we have generated revenue from OLPRUVA and MIPLYFFA product sales, the AZSTARYS License Agreement, reimbursements of out-of-pocket third-party costs, the performance of consulting services, and product reimbursements under the EAP. We expect that, for the foreseeable future, our only sources of revenues will be through product sales of OLPRUVA and MIPLYFFA, payments arising from the AZSTARYS License Agreement, and any other future arrangements related to one of our product candidates and product sales under the EAP. We cannot guarantee that our current commercialization strategies, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the AZSTARYS License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to receive reimbursements under the EAP or successfully commercialize OLPRUVA or MIPLYFFA. We also expect to continue to incur significant additional costs associated with operating as a public company.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect and we cannot guarantee that we will be able to generate sufficient proceeds from product sales of OLPRUVA and MIPLYFFA, the AZSTARYS License Agreement, product reimbursements under the EAP, or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs and/or commercialization efforts.

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

Net revenues from product sales are recognized at the transaction price when the customer obtains control of the Company's product, which occurs at a point in time, typically upon receipt of the product by the customer. The Company's current single customer is a specialty pharmacy provider.

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

Stock-Based Compensation

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period. Stock-based compensation expense has been reported in our statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$5,819	$2,664
General and administrative	9,087	3,290
Total stock-based compensation	$14,906	$5,954

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

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the periods indicated:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.82% - 4.50%	3.34% - 4.79%
Expected term (in years)	5.50 - 6.25	5.50 - 10.00
Expected volatility	89.85% - 91.32%	89.48% - 93.67%
Expected dividend yield	0	0

Utilization of Net Operating Loss Carryforwards and Research and Development Credits

As of December 31, 2024, we had federal net operating loss, or NOL, carryforwards of approximately $381.3 million, $118.5 million of which, if not utilized, will begin to expire in 2027 and $262.8 million of which have no expiration date. We also have certain state net operating loss carryforwards totaling $428.6 million, which, if not utilized, will begin to expire in 2027. We also have Denmark net operating loss carryforwards totaling $7.7 million which have an indefinite carryforward period in Denmark. The Company recorded refundable research and development tax credit as other income and not income tax under ASC 740 in the consolidated statement of operations for the year ended December 31, 2024. These refundable tax credits are a result of increased qualified research and development spending in certain jurisdictions which allow for a refundable credit even when the Company has no current period income tax expense.

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

f

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled "Internal Control – Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended December 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Insider Trading Arrangements and Policies.

During the three-months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be set forth in the headings “Proposal 1 – Election of Directors,” “Executive Officers” and “Information Regarding the Board of Directors and Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2025 annual meeting of stockholders, or the proxy statement, and, is incorporated herein by reference.

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

The information required by this Item 11 will be set forth under the headings “Executive Compensation”, “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our proxy statement and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zevra Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zevra Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Intangible Assets
Description of the Matter

At December 31, 2024, the Company had a definite-lived intangible asset related to the acquisition of OLPRUVA of $61.3 million. As discussed in Notes B and S to the consolidated financial statements, the Company periodically evaluates whether events and circumstances have occurred that may affect the recoverability of the remaining balance of such asset. During the year ended December 31, 2024, management considered events or circumstances that would indicate that the carrying amount of this asset may not be recoverable, and prepared an estimate of the future cash flows expected to result from the use of the asset and their eventual disposition. This analysis yielded a conclusion that the asset was recoverable as of December 31, 2024 and no impairment was recorded as of and for the year then ended.

Auditing the Company's recoverability analysis for its definite-lived intangible asset related to the acquisition of OLPRUVA was complex due to the significant estimation uncertainty pertaining to the significant assumption of forecasted revenues used in management’s analysis. The significant estimation uncertainty was primarily due to the lack of historical revenue experience observed during the course of the year ended December 31, 2024. This significant assumption is forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	To test the recoverability analysis for its definite-lived intangible asset related to the acquisition of OLPRUVA, our audit procedures included, among others, evaluating the prospective financial information (“PFI”) used in management’s analysis, testing the completeness and accuracy of the underlying data and evaluating the Company’s use of appropriate impairment evaluation methodologies. Our procedures to assess the PFI used in the analysis, included, among others, evaluating the significant assumption discussed above, by comparing it to industry and economic publications and trends, analyst reports, and other objective sources.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Orlando, Florida

March 12, 2025

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$33,785	$43,049
Securities at fair value, current	35,711	24,688
Accounts and other receivables	10,509	17,377
Prepaid expenses and other current assets	4,052	1,824
Inventories, current	1,970	-
Total current assets	86,027	86,938
Securities at fair value, noncurrent	6,010	-
Inventories, noncurrent	10,999	9,841
Property and equipment, net	356	736
Operating lease right-of-use assets	657	790
Goodwill	4,701	4,701
Intangible assets, net	68,993	69,227
Other long-term assets	384	94
Total assets	$178,127	$172,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$25,456	$28,403
Line of credit payable	-	37,700
Current portion of operating lease liabilities	420	543
Current portion of discount and rebate liabilities	4,989	4,550
Other current liabilities	3,200	2,524
Total current liabilities	34,065	73,720
Long-term debt	59,504	5,066
Derivative and warrant liability	17,804	16,100
Income tax payable, noncurrent	14,431	-
Operating lease liabilities, less current portion	372	456
Discount and rebate liabilities, less current portion	7,655	7,663
Other long-term liabilities	4,630	7,458
Total liabilities	138,461	110,463

Commitments and contingencies (Note K)

Stockholders' equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2024 or December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 55,246,401 shares issued and 53,670,709 shares outstanding as of December 31, 2024; 43,110,360 shares issued and 41,534,668 shares outstanding as of December 31, 2023	5	4
Additional paid-in capital	555,302	472,664
Treasury stock, at cost	(10,983)	(10,983)
Accumulated deficit	(505,289)	(399,778)
Accumulated other comprehensive income (loss)	631	(43)
Total stockholders' equity	39,666	61,864
Total liabilities and stockholders' equity	$178,127	$172,327

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023

Revenue, net	$23,612	$27,461
Cost of product revenue (excluding $6,235 and $772 in intangible asset amortization for the years ended December 31, 2024, and 2023, respectively, shown separately below)	7,417	2,173
Intangible asset amortization	6,235	772
Operating expenses:
Research and development	42,095	39,806
Selling, general and administrative	54,868	34,314
Total operating expenses	96,963	74,120
Loss from operations	(87,003)	(49,604)
Other (expense) income:
Interest expense	(7,351)	(1,501)
Fair value adjustment related to warrant and CVR liability	2,057	(98)
Fair value adjustment related to investments	(18)	613
Interest and other income, net	2,175	4,541
Total other (expense) income	(3,137)	3,555
Loss before income taxes	(90,140)	(46,049)
Income tax expense	(15,371)	-
Net loss	$(105,511)	$(46,049)

Basic and diluted net loss per share of common stock:
Net loss	$(2.28)	$(1.30)

Weighted average number of shares of common stock outstanding:
Basic and diluted	46,251,239	35,452,460

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(105,511)	$(46,049)
Other comprehensive income (loss):
Foreign currency translation adjustment	674	(156)
Other comprehensive income (loss)	674	(156)
Comprehensive loss	$(104,837)	$(46,205)

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

		Additional			Other	Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	Stock	Deficit	Income (Loss)	Equity
Balance as of January 1, 2023	$3	$436,269	$(7,536)	$(353,729)	$113	$75,120
Net loss	-	-	-	(46,049)	-	(46,049)
Stock-based compensation expense	-	5,954	-	-	-	5,954
Issuance of common stock in connection with the Merger	1	28,390	-	-	-	28,391
Issuance of common stock	-	6,106	-	-	-	6,106
Issuance of warrants	-	(4,500)	-	-	-	(4,500)
Shares repurchased as part of the Share Repurchase Program	-	-	(3,447)	-	-	(3,447)
Issuance of common stock as part of the Employee Stock Purchase Plan	-	218	-	-	-	218
Issuance of common stock in exchange for consulting services	-	227	-	-	-	227
Other comprehensive income	-	-	-	-	(156)	(156)
Balance as of December 31, 2023	$4	$472,664	$(10,983)	$(399,778)	$(43)	$61,864
Net loss	-	-	-	(105,511)	-	(105,511)
Stock-based compensation expense	-	14,906	-	-	-	14,906
Issuance of common stock in public offering (Note B)	1	64,516	-	-	-	64,517
Issuance of common stock in exchange for consulting services	-	474	-	-	-	474
Issuance of common stock as part of the Employee Stock Purchase Plan	-	1,058	-	-	-	1,058
Issuance of common stock for options exercised	-	1,684	-	-	-	1,684
Other comprehensive income	-	-	-	-	674	674
Balance as of December 31, 2024	$5	$555,302	$(10,983)	$(505,289)	$631	$39,666

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(105,511)	$(46,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,906	5,954
Income tax expense	15,374	-
Depreciation and amortization expense	6,389	1,006
Inventory obsolescence	5,746	-
Non-cash interest expense	2,089	-
Fair value adjustment related to derivative and warrant liability and CVR liability	(2,057)	98
Amortization (accretion) on investments	(890)	-
Fair value adjustment related to investments	18	(613)
Loss on sublease and disposal of property and equipment	218	157
Consulting fees paid in common stock	474	227
Gain on foreign currency exchange rates	219	(198)
Change in assets and liabilities:
Accounts and other receivables	6,868	(9,078)
Prepaid expenses and other current assets	(2,228)	152
Inventories	(8,874)	206
Operating lease right-of-use assets	552	326
Other long-term assets	-	(5)
Accounts payable and accrued expenses	(3,598)	11,130
Discount and rebate liabilities	431	3,231
Operating lease liabilities	(626)	(439)
Other liabilities	835	360
Net cash used in operating activities	(69,665)	(33,535)

Cash flows from investing activities:
Acquisitions, net	-	(30,401)
Purchases of property and equipment	-	(296)
Payment of royalty to XOMA	(6,000)	-
Purchases of investments	(41,161)	(45,814)
Maturities of investments	25,000	59,121
Net cash used in investing activities	(22,161)	(17,390)

Cash flows from financing activities:
Proceeds from issuance of debt	58,990	42,431
Proceeds from insurance financing arrangements	1,082	1,256
Proceeds from Employee Stock Purchase Plan	1,058	218
Proceeds from stock issuance	64,516	6,106
Proceeds from issuance of common stock for options exercised	1,684	-
Payments of principal on insurance financing arrangements	(431)	(564)
Repayment of debt	(42,700)	(17,531)
Payment to repurchase shares as part of the Share Repurchase Program	-	(3,447)
Payment of deferred financing costs	(2,091)	-
Repayment of principal on finance lease liabilities	-	(5)
Net cash provided by financing activities	82,108	28,464
Effect of exchange rate changes on cash and cash equivalents	454	44
Net decrease in cash and cash equivalents	(9,264)	(22,417)
Cash and cash equivalents, beginning of period	43,049	65,466
Cash and cash equivalents, end of period	$33,785	$43,049

Supplemental cash flow information:
Cash paid for interest	$5,262	$456
Right-of-use assets obtained in exchange for lease liabilities	-	-
Supplemental disclosure of noncash investing activities:
Issuance of common stock in connection with the Merger (Note T)	-	(28,390)
Supplemental disclosure of noncash financing activities:
Issuance of secured promissory note for the Merger (Note T)	-	(5,066)
Issuance of contingent value rights for the Merger (Note T)	-	(8,562)

See accompanying notes to consolidated financial statements

ZEVRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Description of Business, Basis of Presentation, and Significant Transactions

Organization

Zevra Therapeutics, Inc. (the "Company") is a commercial-stage company focused on addressing unmet needs for the treatment of rare diseases. The Company has a diverse portfolio of products and product candidates, which includes clinical stage pipeline and commercial stage assets. On September 20, 2024, the U.S. Food and Drug Administration ("FDA") approved the New Drug Application (“NDA”) for MIPLYFFA™ (arimoclomol), an orally-delivered treatment for Niemann-Pick disease type C (“NPC”), which is an ultra-rare and progressive neurodegenerative disease. MIPLYFFA, the first FDA-approved treatment for NPC, is indicated for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients two years of age and older. In addition, the Company received a transferable rare pediatric disease priority review voucher (“PRV”) in conjunction with the approval of MIPLYFFA. On February 26, 2025, the Company and Zevra Denmark A/S entered into an asset purchase agreement (the “PRV Transfer Agreement”), pursuant to which the Company agreed to sell the PRV to the buyer. Pursuant to the PRV Transfer Agreement, the buyer agreed to pay the Company $150.0 million, payable in cash, upon the closing of the sale. The PRV Transfer Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations. The transaction remains subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. MIPLYFFA has also been granted orphan medicinal product designation for the treatment of NPC by the European Commission. OLPRUVA® (sodium phenylbutyrate) for oral suspension is approved by the FDA for the treatment of urea cycle disorders ("UCDs"). The Company also has a pipeline of investigational product candidates, including celiprolol for the treatment of vascular Ehlers-Danlos syndrome in patients with a confirmed type III collagen mutation. KP1077 is the Company's clinical development product candidate which is being developed as a treatment for idiopathic hypersomnia ("IH"), a rare neurological sleep disorder, and narcolepsy. KP1077 is comprised solely of serdexmethylphenidate (“SDX”), the Company's proprietary prodrug of d-methylphenidate ("d-MPH"). The FDA has granted KP1077 orphan drug designation for the treatment of IH.

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

Merger

On August 30, 2023, the Company and Aspen Z Merger Sub, Inc., a wholly-owned subsidiary of Zevra (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (“Acer”), a pharmaceutical company focused on development and commercialization of therapies for rare and life-threatening diseases. On November 17, 2023 (the "Closing Date"), the Company completed the acquisition of Acer. Pursuant to the Merger Agreement, on the Closing Date, Merger Sub was merged with and into Acer (the "Merger"), with Acer continuing as the surviving entity and as a wholly-owned subsidiary of Zevra. In connection therewith, Zevra has also purchased Acer’s secured debt from Nantahala Capital Management, LLC ("NCM”), certain of its affiliates and certain other parties (collectively with NCM, “Nantahala”) through a series of transactions and Zevra agreed to provide Acer with a bridge loan facility for up to $18.0 million ("Bridge Loan"), subject to certain terms and conditions. The Merger has expanded Zevra's rare disease portfolio, as well as increased and diversified its revenues with the addition of a U.S. commercial asset, OLPRUVA, indicated for the treatment of UCDs. See Note T for further discussion related to the Merger.

Registration Statements on Form S-3

In connection with the Merger, Zevra and Nantahala concurrently entered into a registration rights agreement, pursuant to which Zevra agreed to file a resale registration statement with respect to the resale of the Zevra common stock issuable to Nantahala. On February 5, 2024, Zevra filed a registration statement on Form S-3 (File No. 333-276856) registering an aggregate of 2,269,721 shares of Zevra’s common stock. On April 5, 2024, the Company filed an amendment to such registration statement, which was declared effective on April 8, 2024.

On June 4, 2024, the Company filed a registration statement on Form S-3 (File No. 333-279941) (the "June 2024 Registration Statement") under which the Company may sell securities, including as may be issuable upon conversion, redemption, repurchase, exchange or exercise of securities, in one or more offerings up to a total aggregate offering price of $350.0 million, $75.0 million of which was allocated to the sale of the shares of common stock issuable under the 2024 ATM Agreement (as described further below). The registration statement was declared effective on June 13, 2024

August 2024 Offering

On August 8, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the offering, issuance and sale by the Company of 9,230,770 shares of the Company’s common stock at a public offering price of $6.50 per share, pursuant to the June 2024 Registration Statement and a related prospectus supplement dated August 8, 2024, filed with the SEC (the "August 2024 Offering"). Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,384,615 shares of its Common Stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full on August 9, 2024. The August 2024 Offering closed on August 12, 2024. Total shares issued were 10,615,385. Net proceeds from the offering were approximately $64.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the offering to support the commercial launch activities for MIPLYFFA, continued commercial support for OLPRUVA and the continued development of celiprolol and KP1077 through potential NDA filings and other general corporate purposes.

Entry into 2024 ATM Agreement

On July 12, 2024, the Company entered into an equity distribution agreement (the "2024 ATM Agreement") with Citizens JMP Securities LLC ("Citizens JMP") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as its sales agent. The issuance and sale, if any, of common stock by the Company under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. As of December 31, 2024, no shares have been issued or sold under the 2024 ATM Agreement.

Termination of 2021 ATM Agreement

On July 2, 2021, the Company entered into an equity distribution agreement (the "2021 ATM Agreement") with JMP Securities LLC ("JMP") and RBC Capital Markets, LLC ("RBCCM") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through JMP and RBCCM as its sales agents. The issuance and sale, if any, of common stock by the Company under the 2021 ATM Agreement was made pursuant to the registration statement on Form S-3 (File No. 333-257661) which was declared effective on July 12, 2021, the accompanying prospectus, and the related prospectus supplement dated July 12, 2021. The 2021 ATM Agreement terminated on July 11, 2024, and no shares had been issued or sold under the 2021 ATM Agreement as of the termination date.

Reclassifications

Certain reclassifications were made to the 2023 consolidated financial statements to conform to the classifications used in 2024. These reclassifications had no impact on the consolidated net loss, changes in stockholder's equity, or cash flows previously reported.

B.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the useful lives of property and equipment, the recoverability of long-lived assets, the incremental borrowing rate for leases, and assumptions used for purposes of determining stock-based compensation, income taxes, the fair value of the derivative and warrant liability and discount and rebate liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

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

Investments

The Company maintains investment securities that are classified as available-for-sale securities for which the Company has elected the fair value option under Financial Accounting Standards Board ("FASB") Accounting Standards Codification  ("ASC") Topic 825, Financial Instruments.  As such, these securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the consolidated statements of operations. The securities primarily consist of U.S. Treasury securities and U.S. government-sponsored agency securities and are included in securities at fair value in the consolidated balance sheets. As of December 31, 2024, and 2023, the Company held securities with an aggregate fair value of $41.7 million and $24.7  million, respectively, that contained aggregate unrealized gains of approximately $18,000 and $0.6 million, respectively. For securities held at December 31, 2024, $35.7 million mature within one year and $6.0 million mature in one to five years. Applying fair value accounting to these debt securities more accurately represents the Company's investment strategy due to the fact that excess cash is currently being invested for the purpose of funding future operation s. I nterest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities. Interest income is included in Interest and other income, net in the consolidated statements of operations.

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

This assessment requires judgement in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. As of December 31, 2024, and 2023, the Company identified Acer to be the Company's sole interest in a VIE (Note T). As Zevra is the final decision maker for all of Acer's research, development, and commercialization of drug candidates that it is producing, the Company directs the activities of Acer that most significantly impact its performance. Therefore, the Company is the primary beneficiary of this VIE for accounting purposes.

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company establishes its reporting units based on the organizational structure and has determined it has one reporting unit. In performing its analysis, in accordance with ASC 350, the Company has the option to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In performing qualitative assessments, the Company considers, among other factors, macroeconomic conditions, the Company’s overall financial performance (including, but not limited to, comparisons to prior periods, current period internal expectations, and comparable peer companies), broader industry and market considerations, and the trading price performance of the Company’s common stock.

The Company's goodwill balance was $4.7 million as of December 31, 2024, and 2023. As of December 31, 2024, and 2023, the Company completed its annual qualitative assessment under ASC 350 to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of its reporting unit was less than its respective carrying value. The Company concluded that based on the relevant events and circumstances, it was more likely than not that the reporting unit’s fair value exceeded its related carrying value and therefore no quantitative assessment was required. No goodwill impairment charges were recorded for the year ended December 31, 2024, or 2023.

Acquired in-process research and development (“IPR&D”) that the Company acquires in conjunction with the acquisition of a business represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each IPR&D project, the Company will make a determination as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated and begin amortization. The Company evaluates IPR&D for impairment on an annual basis, during the fourth quarter, or more frequently if impairment indicators exist. The Company’s IPR&D balance was $2.0 million as of December 31, 2024, and 2023. No IPR&D impairment charges were recognized for the years ended December 31, 2024, or 2023.

As of December 31, 2024, and 2023, the Company had a definite-lived intangible asset, net related to the acquisition of OLPRUVA as a result of the Merger of $61.3 million and $67.2 million, respectively. This asset is amortized on a straight-line basis over the OLPRUVA patent life of thirteen years. Amortization expense is recorded as intangible asset amortization in the consolidated statements of operations and was $5.9 million and $0.8 million for the years ended December 31, 2024, and 2023, respectively. The Company reviews the estimated useful lives of its intangible assets on an ongoing basis (Note S).

In connection with the XOMA License Agreement, the Company paid XOMA a regulatory milestone payment of $6.0 million upon approval of MIPLYFFA in September 2024, which is included in intangible assets, net in the consolidated balance sheet. This definite-lived intangible asset is amortized on a straight-line basis over the MIPLYFFA patent life of approximately five years and is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the consolidated statement of operations and was $0.3 million for the year ended December 31, 2024.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying values, an impairment loss is recorded for the difference between the carrying values and fair values of the asset. No such impairment occurred for the years ended December 31, 2024, or 2023.

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

Product Revenues, Net

Net revenues from product sales are recognized at the transaction price when the customer obtains control of the Company's product, which occurs at a point in time, typically upon receipt of the product by the customer. The Company's current single customer is a specialty pharmacy provider.

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

Arimoclomol Expanded Access Program

Net revenue includes revenue from the sale of arimoclomol for the treatment of NPC under the remunerated expanded access compassionate use program in France, Accès Compassionnel (“French AC”). An expanded access compassionate use program is a program giving specific patients access to a drug, which is not yet approved for commercial sale. Only drugs targeting serious or rare indications and for which there is currently no appropriate treatment are considered for expanded access compassionate use programs. Further, to be considered for the expanded access compassionate use program, the drug must have proven efficacy and safety and must either be undergoing price negotiations or seeking marketing approval.

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

The French Health Authorities and the manufacturer have agreed to a price for sales under the French AC, but the final transaction price depends on the terms and conditions in the contracts with the French Health Authorities, following market approval. Any excess in the price charged by the manufacturer compared to the price agreed with the health authorities once the drug product is approved in France must be repaid. The repayment is considered in the clawback liability (rebate). An estimate of net revenue and clawback liability are recognized using the ‘expected value’ method. Accounting for net revenue and clawback liability requires determination of the most appropriate method for the expected final transaction price. This estimate also requires assumptions with respect to inputs into the method, including current pricing of comparable marketed products within the rare disease area in France. Management has considered the expected final sales price as well as the price of similar drug products. The Company is operating within a rare disease therapeutic area where there is unmet treatment need and hence a limited number of comparable commercialized drug products. The limited available relevant market information for directly comparable commercialized drugs within rare disease increases the uncertainty in management's estimate.

Acquired IPR&D and Milestones Expenses

In an asset acquisition, payments incurred prior to regulatory approval to acquire rights to in-process R&D projects are expensed as acquired IPR&D and milestones expense in the consolidated statements of earnings unless the project has an alternative future use. These costs include upfront and development milestone payments related to R&D collaborations, licensing arrangements, or other asset acquisitions that provide rights to develop, manufacture and/or sell pharmaceutical products. Where contingent development milestone payments are due to third parties, prior to regulatory approval, the payment obligations are expensed when the milestone results are achieved. Regulatory and commercial milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to intangible asset amortization over the remaining useful life of the related product.

Inventories

The value of inventories is recorded at net realizable value. The Company determines the cost of its other inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Inventories that are not expected to be sold within 12 months are classified as Inventories, noncurrent.

The Company may scale-up and make commercial quantities of its product candidates prior to the date it anticipates that such product will receive final regulatory approval. The scale-up and commercial production of pre-launch inventory involves the risk that such products may not be approved for marketing on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventory of product that have not received final regulatory approval when the Company believes such action is appropriate in relation to the commercial value of the product launch opportunity. We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our consolidated balance sheet as of December 31, 2024, or 2023. Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign. The cost of finished goods inventory that is shipped to a customer to support the Company’s patient assistance programs is expensed when those shipments take place. As of December 31, 2024, and 2023, the Company did not have pre-launch inventory that qualified for capitalization.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product revenue in the statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Additionally, the Company’s product is subject to strict quality control and monitoring that it performs throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, the Company will record a charge to cost of product revenue, to write-down any unsaleable inventory to its estimated net realizable value. For the year ended December 31, 2024, the Company recognized a charge of approximately $5.7 million related to write-downs for unsaleable inventory. No such write downs were recognized for the year ended December 31, 2023.

Cost of Product Revenue

The components of cost of product revenue are royalties and expenses directly attributable to revenue. To date, the Company has generated revenue from product sales of MIPLYFFA and OLPRUVA, the AZSTARYS License Agreement, sales of arimoclomol under the EAP, reimbursement of out-of-pocket third-party costs and the performance of consulting services. In connection with the AZSTARYS License Agreement, the Company pays Aquestive a royalty equal to 10% of all regulatory milestone and royalty payments. In addition, the Company capitalized incremental costs directly attributable to the AZSTARYS License Agreement. These costs are amortized to royalties and contract costs as revenue is recognized.

Under the XOMA License Agreement, XOMA is entitled to a mid-single digit percentage royalty with respect to net sales of MIPLYFFA. In addition, the Company also pays a low-single digit percentage royalty to Kansas University Center for Technology Commercialization, Inc. with respect to net sales of MIPLYFFA.

Accounts and Other Receivables

Accounts and other receivables consist of receivables from MIPLYFFA and OLPRUVA product sales, receivables under the AZSTARYS License Agreement and the EAP, and income tax receivables and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs as well as milestones and royalties on product sales. Receivables under the EAP are recorded for product sales under the French AC. The Company provides reserves against receivables for estimated losses that may result from a customer's inability to pay. Receivables are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company’s own historical collection experience. Amounts determined to be uncollectible are charged or written-off against the reserve.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of  December 31, 2024 and 2023.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment. The Company holds long-lived assets in the United States of $13.4 million and $10.9 million as of December 31, 2024 and 2023 respectively. The Company holds long-lived assets in Europe of $0.5 million as of both  December 31, 2024 and 2023

Foreign currency

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

New Accounting Pronouncements Recently Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard expands reportable segment disclosure requirements for public business entities primarily through expanded disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit and loss. The Company adopted this standard for its fiscal year 2024 annual financial statements and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note C for further information.

New Accounting Pronouncements Not Yet Adopted

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

C.	Segment Information

Zevra manages its business activities on a consolidated basis and operates as a single operating segment dedicated to the research and development, manufacturing, commercialization and sale of innovative medicines and therapies. The Company primarily derives its revenue from reimbursements received from the EAP, AZSTARYS License Agreement, OLPRUVA product sales, MIPLYFFA product sales, and consulting arrangements. The accounting policies of the segment are the same as those described in Note B.

Zevra's CODM is the Company's Chief Executive Officer, Neil F. McFarlane. The CODM uses net loss, as reported in the Company's Consolidated Statements of Comprehensive Loss, in evaluating performance of its segment and determining how to allocate resources of the Company as a whole, including investing in its research and development, commercialization efforts, and acquisition strategy. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

 The following table presents the operating results of the Company's segment:

	December 31,	December 31,
	2024	2023
Total revenues	$23,612	$27,461
Less significant segment expenses:
Research and development directly identified to programs	22,532	30,083
Research and development not directly identified to programs	19,562	9,723
Selling, general and administrative directly identified to programs	18,094	7,770
Selling, general and administrative not directly identified to programs	36,775	26,544
Other segment items:
Income tax expense	15,371	-
Interest income	(3,159)	(4,527)
Depreciation and amortization expense	6,389	1,006
Interest expense	7,351	1,501
Other expense, net(a)	6,208	1,410
Segment net loss	$(105,511)	$(46,049)

(a) Other expense, net included in segment net loss includes foreign currency exchange gains and losses, cost of product revenue (excluding intangible asset amortization), fair value adjustment related to warrant and CVR liabilities, fair value adjustment related to investments, and other overhead expense.

D.	Inventories

The components of inventory are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Raw Materials	$7,928	$2,938
Work in progress	3,260	1,884
Finished goods	1,781	5,019
Total inventories	$12,969	$9,841

E.	Accounts and Other Receivables

Accounts and other receivables consist of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable	$10,176	$16,119
Other receivables	333	1,258
Total accounts and other receivables	$10,509	$17,377

F.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid insurance	$1,037	$1,172
Other prepaid expenses and current assets	3,015	652
Total prepaid expenses and other current assets	$4,052	$1,824

G.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$463	$711
Furniture and office equipment	200	157
Computers and hardware	701	643
Leasehold improvements	710	710
Finance lease right-of-use assets	8	149
Total property and equipment	2,082	2,370
Less: accumulated depreciation and amortization	(1,726)	(1,634)
Property and equipment, net	$356	$736

The estimated useful lives of property and equipment are as follows:

Useful Life
Asset Category	(in years)
Laboratory equipment	10
Furniture and office equipment	5 - 10
Computers and hardware	3 - 7
Leasehold improvements	9

Depreciation and amortization expense, including amounts pertaining to assets held under finance leases, was approximately $208,000 and $245,000 for the years ended December 31, 2024 and 2023, respectively.

H.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll	6,126	10,671
Accrued professional fees	863	675
Accounts payable	13,075	13,987
Other accrued expenses	5,392	3,070
Total accounts payable and accrued expenses	$25,456	$28,403

I.	Debt Obligations

Secured Promissory Note

In connection with the Merger (Note T), on August 30, 2023, the Company and Nantahala, entered into a secured promissory note payable by Zevra to Nantahala in the original principal amount of $5.0 million (the "Nantahala Note"). The Nantahala Note initially bore interest at 9.0% per annum, payable quarterly in arrears in cash. The interest rate increased to 12.0% per annum effective March 1, 2024, as the Nantahala Note remained unpaid six months from its issue date. The additional 3.0% interest would have been paid in shares of Zevra's common stock based on the volume weighted average trading price ("VWAP") of Zevra's common stock during the twenty consecutive trading days ending on the date before such interest payment date. Beginning on the first interest payment date following the second anniversary of the Nantahala Note, and on each interest payment date thereafter, Zevra was required to make $0.6 million amortization payments on the Nantahala Note until it was paid in full. All principal and unpaid interest on the Nantahala Note would have been due on August 30, 2026, the third anniversary of the Nantahala Note. Zevra was entitled to prepay the Nantahala Note at any time without penalty. The Nantahala Note was secured by Zevra’s interest in (i) the loan assets under the Loan Purchase Agreement described in Note T; (ii) the note assets under the Note Purchase Agreement described in Note T; (iii) the Bridge Loan described in Note T; and (iv) the proceeds therefrom. The Company used the proceeds from the Nantahala Note, along with $12.0 million in cash and 98,683 shares of Zevra's common stock, to acquire Acer's term loans, as more fully described in Note T. In April 2024, the Nantahala Note was repaid in full and terminated. At the time of repayment, Nantahala elected to receive a cash payment in lieu of shares of Zevra's common stock in exchange for the additional 3.0% interest accrued for the period from March 1, 2024, through April 5, 2024.

Margin Account

On January 26, 2023, the Company and Wells Fargo, as lender, entered into a revolving margin account agreement. The Company's investments were used as collateral for the loan and the amount the Company was able to borrow was limited to 80-90% of its outstanding investment balance held with Wells Fargo. The margin account bore interest at the Prime rate minus 225 basis-points. As of December 31, 2023, $37.7 million was outstanding under the margin account. The margin loan was included in current liabilities as of  December 31, 2023, as the Company expected the outstanding balance to be due and payable in 2024 based on the anticipated level of investment balance expected to be available over the course of fiscal year 2024 to meet the Collateral Requirement. In April 2024, the Company repaid the outstanding balance under the margin account with Wells Fargo, and upon such repayment, the margin capabilities were removed from the account.

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

The principal amount of the Term Loans outstanding (the “Outstanding Principal Amount”) will bear interest at a rate equal to 3-Month Term SOFR plus 7.00% per annum. If the net product sales for the calendar year ending December 31, 2025, exceed $100.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.00% per annum. If the net product sales for the calendar year ending December 31, 2025, do not exceed $100.0 million, then for any subsequent period of four consecutive fiscal quarters ending on or after March 31, 2026, in which net product sales exceed $125.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.50% per annum. In all cases, the 3-Month Term SOFR rate will be subject to a floor of 4.00% per annum. Interest will be payable quarterly in arrears on the last day of each calendar quarter. The Company has the option to pay up to 25% of the interest in-kind beginning on the Term Loans Closing Date, through and including June 30, 2026. The Company has recognized approximately $1.4 million of interest-in-kind as of December 31, 2024, which is included in long-term debt in the consolidated balance sheet. The Term Loans will mature on the fifth anniversary of the Term Loans Closing Date. In connection with the Credit Agreement, the Company incurred approximately $2.2 million of costs, which primarily consisted of underwriting, legal and other professional fees, and are included as a reduction to the carrying amount of the related debt liability and are deferred and amortized over the remaining life of the financing using the effective interest method.

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

Long-term debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Notes payable	$61,552	$—
Secured promissory note	—	5,000
Unamortized original issue (discount) premium	(921)	148
Less: debt issuance costs	(1,127)	(82)
	$59,504	$5,066

Future minimum principal payments under the secured promissory note as of December 31, 2024, were as follows (in thousands):

Year Ending December 31, 2024	December 31, 2024
2025	$—
2026	—
2027	—
2028	—
2029	61,552
Total minimum payments	61,552
Less: unamortized debt discount and debt issuance costs	(2,048)
Long-term debt	$59,504

J.	Revenue, net

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

The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the year ended December 31, 2024, the Company recognized $4.3 million of revenue under the AZSTARYS License Agreement, respectively, primarily related to royalties. For the year ended December 31, 2023, the Company recognized revenue under the AZSTARYS License Agreement of $18.5 million, which includes $15.0 million in net sales milestone payments earned during the year then ended. There was no deferred revenue related to this agreement as of December 31, 2024, and 2023. All revenues recognized under this agreement derived in the United States.

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

Relief Exclusive License Agreement

As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics SA ("Relief") entered into an exclusive license agreement on August 30, 2023 (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the European Union, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia ("Geographical Europe"). The Company will have the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe. For the year ended December  31, 2024, the Company did not recognize any revenue under the Relief License Agreement. There was no deferred revenue related to this agreement as of December 31, 2024, and 2023. For further discussion of the Relief License Agreement, see Note T.

Product Revenues, Net

Expanded Access Program

Net revenue includes revenue from the sale of arimoclomol for the treatment of NPC under the remunerated expanded access compassionate use program in France, Accès Compassionnnel (“French AC”). An expanded access compassionate use program is a program giving specific patients access to a drug, which is not yet approved for commercial sale. Only drugs targeting serious or rare indications and for which there is currently no appropriate treatment are considered for expanded access compassionate use programs. Further, to be considered for the expanded access compassionate use program, the drug must have proven efficacy and safety and must either be undergoing price negotiations or seeking marketing approval.

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

The French Health Authorities and the manufacturer have agreed to a price for sales under the French AC, but the final transaction price depends on the terms and conditions in the contracts with the French Health Authorities and is subject to price negotiations with the French Health Authorities following market approval. Any excess in the price charged the manufacturer compared to the price agreed with the health authorities once the drug product is approved in France must be repaid. The repayment is considered in the clawback liability (rebate). An estimate of net revenue and clawback liability are recognized using the ‘expected value’ method. Accounting for net revenue and clawback liability requires determination of the most appropriate method for the expected final transaction price. This estimate also requires assumptions with respect to inputs into the method, including current pricing of comparable marketed products within the rare disease area in France. Management has considered the expected final sales price as well as the price of similar drug products. The Company is operating within a rare disease therapeutic area where there is unmet treatment need and hence a limited number of comparable commercialized drugs products. The limited available relevant market information for directly comparable commercialized drugs within rare disease increases the uncertainty in management's estimate.

For the years ended December 31, 2024, and 2023, the Company recognized revenue related to the EAP in France of $9.1  million and $8.7 million, respectively, which is net of a clawback liability of $ 5.7 million and $5 .1 million, respectively, and other gross to net adjustments. The total estimated reserve liability as of December 31, 2024, and 2023 was $12 .6 million and $12.2 million, respectively. As of December 31, 2024, and 2023, this estimated reserve liability is recorded as discount and rebate liabilities in the consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

Product Sales

On December 27, 2022, the FDA approved OLPRUVA (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the long-term management of adults and children with UCDs weighing 44 pounds (20 kg) or greater and with a body surface area of 1.2m2 or greater. On November 17, 2023, the Company acquired OLPRUVA in connection with the Merger (Note T). For the year ended December 31, 2024, sales of OLPRUVA were $0.1 million. For the year ended December 31, 2023, there were no sales of OLPRUVA.

On September 20, 2024, the NDA for MIPLYFFA, an orally-delivered treatment for NPC, which is an ultra-rare and progressive neurodegenerative disease, was approved. For the year ended December 31, 2024, net sales of MIPLYFFA were $10.1 million.

The Company currently utilizes a single specialty pharmacy provider as its sole distributor for both OLPRUVA and MIPLYFFA. The Company also enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of its products. To commercialize OLPRUVA for oral suspension and MIPLYFFA in the U.S., the Company has built marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or is making arrangements with third parties to perform these services. All revenues derived from sales of OLPRUVA and MIPLYFFA are in the United States.

K.	Commitments and Contingencies

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

Litigation Related to the AZSTARYS License Agreement

In September 2024, the Company became engaged in a legal dispute regarding the AZSTARYS License Agreement. The litigation is in its early stages. The Company cannot predict with certainty the timing or ultimate outcome of this litigation or its potential impact on the Company's business, financial condition, or results of operations. At this time, the Company has not recorded any accrual for contingent liability associated with this matter. The AZSTARYS License Agreement remains in effect during this litigation, and both parties continue to perform their respective obligations thereunder. However, there can be no assurance that this dispute will not have an adverse impact on the Company's relationship with Commave or on the Company's business. The Company will continue to monitor developments in this matter and will assess the potential impact on the Company's financial statements in future periods. The Company expects to incur significant legal expenses in connection with this litigation, which may materially affect its results of operations in future periods.

As of December 31, 2024, and December 31, 2023, no accruals were made related to commitments and contingencies.

L.	Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of December 31, 2024, and 2023, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 55,246,401 and 43,110,360 shares of common stock were issued as of December 31, 2024, and 2023, respectively, and 53,670,709 and 41,534,668 shares of common stock were outstanding as of  December 31, 2024, and 2023, respectively.

As of December 31, 2024, and 2023, the Company had reserved authorized shares of common stock for future issuance as follows:

	December 31,
	2024	2023
Outstanding awards under equity incentive plans	7,789,658	8,023,142
Outstanding common stock warrants	5,483,537	5,603,729
Possible future issuances under equity incentive plans	5,383,165	1,728,885
Possible future issuances under employee stock purchase plan	1,148,012	1,340,172
Total common shares reserved for future issuance	19,804,372	16,695,928

Common Stock Activity

The following table summarizes common stock activity for the years ended December 31, 2024 and 2023:

Shares of
Common Stock
Balance as of January 1, 2023	34,540,304
Common stock issued as compensation to third-parties	44,791
Common stock issued as a result of stock warrants exercised	110
Common stock issued as a result of stock options exercised	7,500
Common stock repurchased as a result of the Stock Repurchase Program	(665,739)
Common stock issued in connection with the Merger (Note T)	7,530,509
Common stock issued as a result of the Employee Stock Purchase Plan	77,193
Balance as of December 31, 2023	41,534,668
Common stock issued in connection with the Public Offering (Note B)	10,615,385
Common stock issued in connection with restricted stock units	218,000
Common stock issued as compensation to third-parties	92,988
Common stock issued in connection with vesting of performance-based awards	547,945
Common stock issued as a result of stock options exercised	469,563
Common stock issued as a result of the Employee Stock Purchase Plan	192,160
Balance as of December 31, 2024	53,670,709

Authorized, Issued, and Outstanding Preferred Stock

As of December 31, 2024, and 2023, the Company had 10,000,000 shares of authorized, unallocated and unissued preferred stock. As of  December 31, 2024, and 2023, no shares of preferred stock were designated, issued or outstanding.

Warrants to Purchase Common Stock

The Company has issued warrants to purchase common stock to various third parties, of which 5,483,537 remain outstanding as of December 31, 2024, and are immediately exercisable. These warrants qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net loss per share calculation (Note P). The Company may be required to redeem these warrants for a cash amount equal to the Black-Scholes value of the portion of the warrants to be redeemed (the “Put Option”).

In connection with the Merger (Note T), in November 2023, the Company directly issued to certain investors an aggregate of 1,382,489 shares of its common stock, par value $0.0001 per share, and accompanying warrants to purchase up to 1,382,489 shares of its common stock (the "2023 Warrants") at a combined offering price of $4.34 per share of common stock and the Warrants and an aggregate of 917,934 shares of its common stock in exchange for the cancellation of a warrant to purchase 2,920,306 shares of common stock of Acer. The Warrants are immediately exercisable and expire on November 22, 2028. The Company used the net proceeds of approximately $6.0 million from the offering for general corporate purposes. These warrants are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of December 31, 2024, and December 31, 2023, none of the warrants have been exercised. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock.

The Company determined that its outstanding warrants and the Put Option should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the consolidated statements of operations as a fair value adjustment related to warrant and CVR liability. As of December 31, 2024, and December 31, 2023, the fair value of the liability associated with these warrants and the Put Option was approximately $17.8 million and $16.1 million, respectively. The fair value adjustment related to these warrants and the Put Option was approximately $1.7 million of loss and ($1.4) million of income for the years ended December 31, 2024, and 2023, respectively.

M.	Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “Incentive Stock Plan”) that governs stock awards made to employees and directors prior to completion of the IPO.

In  November 2014, the Board of Directors of the Company ("the Board"), and in  April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in  April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the "A&R 2014 Plan"), following its adoption by the Board in April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for "performance-based compensation" under Code Section 162(m). The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan was 9,932,883 as of  December 31, 2024. The number of shares of common stock reserved for issuance under the A&R 2014 Plan will automatically increase on  January 1 of each year, beginning on  January 1, 2016, and ending on and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on  December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the A&R 2014 Plan, on  January 1, 2025, the common stock reserved for issuance under the A&R 2014 Plan automatically increased by 2,146,828 shares.

During the years ended December 31, 2024, and 2023, 1,177,545 and 7,500 stock options were exercised, respectively.

In January 2023, the Board approved the 2023 Employment Inducement Award Plan (as amended, the “2023 Plan”). The maximum number of shares of common stock that may be issued under the 2023 Plan is 4,500,000 as of December 31, 2024.

Stock-based compensation expense recorded under the Incentive Stock Plan, A&R 2014 Plan, and 2023 Plan is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2024	2023
Research and development	$5,819	$2,664
General and administrative	9,087	3,290
Total stock-based compensation expense	$14,906	$5,954

There was $2.5 million of stock-based compensation expense related to performance-based awards recognized during the year ended December 31, 2024. There was no stock-based compensation expense related to performance-based awards recognized during the year ended December 31, 2023.

As a result of transition agreements entered into with certain former employees, the vesting for certain stock options was accelerated, resulting in a net increase in stock-based compensation expense of $2.4 million for the year ended December 31, 2024. The effects of this accelerated vesting are reflected in the table above within research and development expenses.

As a result of transition agreements entered into with certain former employees, certain stock options were modified, resulting in a net decrease in stock-based compensation expense of $1.2 million for the year ended December 31, 2023. The effects of those modifications are reflected in the table above within selling, general, and administrative expenses.

In June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), following its adoption by the Board in April 2021. The maximum number of shares of common stock that may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of  December 31, 2024, 351,988 shares have been issued under the ESPP.

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

Using the Black-Scholes option-pricing model, the weighted-average fair value of awards granted during the years ended December 31, 2024, and 2023, fair value was $5.74 and $3.65 per share, respectively. The assumptions used to estimate fair value are as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.82% - 4.50%	3.34% - 4.79%
Expected term (in years)	5.50 - 6.25	5.50 - 10.00
Expected volatility	89.85% - 91.32%	89.48% - 93.67%
Expected dividend yield	0	0

The activity under the Incentive Stock Plan, A&R 2014 Plan, and 2023 Plan for the year ended December 31, 2024, is summarized as follows:

		Weighted	Weighted Avg	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding balance at January 1, 2024	7,275,197	$8.40	8.68	$11,089
Granted	962,700	$5.74	-	-
Exercised or released	1,162,705	$5.30	-	$1,966
Canceled or forfeited	314,250	$4.90	-	-
Expired	809,542	$22.52	-	-
Outstanding balance at December 31, 2024	5,951,400	$7.25	6.79	$17,448
Exercisable at December 31, 2024	2,399,305	$10.25	4.47	$6,302
Vested and expected to vest at December 31, 2024	5,764,166		6.75	$16,783

Information regarding currently outstanding and exercisable options as of December 31, 2024, is as follows:

	Options Outstanding		Options Exercisable
		Weighted Avg		Weighted Avg
	Number of	Remaining	Number of	Remaining
Exercise Price	Shares	Contractual Term	Shares	Contractual Term
$2.848 to $10.00	5,841,257	6.91	2,289,162	4.69
$10.01 to $30.00	1,875	4.31	1,875	4.37
$30.01 to $50.00	39,218	2.67	39,218	2.71
$50.01 to $70.00	21,958	1.60	21,958	1.63
$70.01 to $327.20	47,092	1.36	47,092	8.34
	5,951,400		2,399,305

The total fair value of stock options vested during the years ended December 31, 2024 and 2023, was$8.1 million and $9.2 million, respectively.

Unvested stock options as of December 31, 2024 and 2023, were as follows:

	Number of Unvested Shares
	December 31,
Exercise Price	2024	2023
$2.848 to $10.00	3,552,095	5,614,977
Total number of unvested stock options	3,552,095	5,614,977

As of December 31, 2024 there was $9.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the A&R 2014 Plan and 2023 Plan.

Restricted stock units

The following table summarizes the restricted stock unit activity under the A&R 2014 and 2023 Plan:

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2023	747,945	$4.33
Granted	2,012,958	5.52
Vested	765,945	4.77
Forfeited	156,700	5.83
Unvested balance at December 31, 2024	1,838,258	$5.32

As of December 31, 2024 there was $7.1 million of total unrecognized compensation cost related to restricted stock units.

N.	Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2024, and 2023 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
CVR liability (Note T)	$3,500	$-	$-	$3,500
Warrant liabilities	17,804	-	-	17,804
Total liabilities	$21,304	$-	$-	$21,304

Securities:
U.S. Treasury securities	$35,711	$35,711	$-	$-
Corporate bonds	6,010	-	6,010	-
Total assets	$41,721	$35,711	$6,010	$-

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
CVR liability (Note T)	$7,262	$-	$-	$7,262
Warrant liabilities	16,100	-	-	16,100
Total liabilities	$23,362	$-	$-	$23,362

Securities:
U.S. Treasury securities	$24,688	$24,688	-	$-
Total assets	$24,688	$24,688	$-	$-

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of December 31, 2024, and 2023:

	December 31, 2024			December 31, 2023
Risk-free interest rate	4.08%	-	4.23%	3.76%	-	4.12%
Volatility	62.14%	-	68.68%	62.01%	-	92.42%
Dividend yield	—%			—%
Expected term (years)	1.02	-	3.89	2.0	-	4.9
Weighted average fair value	$3.25			$2.94

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Balance at December 31, 2023	$16,100
Change in fair value measurement	1,704
Balance at December 31, 2024	$17,804

For the year ended December 31, 2024, the changes in fair value of the warrant liabilities primarily resulted from the volatility of the Company's common stock and the change in the risk-free interest rates.

O.	Income Taxes

 The Company did not recognize any state tax expense during the years ended December 31, 2024, and 2023. A reconciliation of the difference between the (expense)/benefit for income taxes at the statutory U.S. federal income tax rate is as follows (in thousands, except amounts pertaining to rate which are shown as a percentage):

	Year ended December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
Effect of:
Foreign rate differential	0.04	-
Change in valuation allowance	(13.17)	(23.29)
Return to provision and deferred true-up	(4.40)	(2.41)
Federal research and development credit	-	4.09
Change in rate	-	(0.01)
State tax benefit (net of federal)	5.05	5.19
Stock-based compensation	(0.55)	(0.20)
Global intangible low-taxed income credit	(0.02)	(3.41)
Officers compensation	(0.23)	-
Expiration of net operating loss deferred tax asset	(3.01)	-
Deferred adjustment and rate change	(4.27)	-
Foreign research and development excess benefit	-	(0.86)
Uncertain tax position	(17.88)	-
Other	0.39	(0.10)
Federal income tax provision effective rate	(17.05)%	0.00%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets relating to:
Net operating loss carryforwards	$100,552	$90,743
Research and development tax carryforward	19,153	20,670
Stock-based compensation	5,711	5,154
174 expenses	33,941	30,241
Right-of-use liability	108	265
Property and equipment	79	23
Other deferred tax assets	3,652	1,951
Total gross deferred tax assets	163,196	149,047
Deferred tax liabilities relating to:
Right-of-use asset	82	249
Intangibles	17,859	14,473
Total gross deferred tax liabilities	17,941	14,722
Deferred tax assets less liabilities	145,256	134,324
Valuation allowance	(146,359)	(134,488)
Net deferred tax liability	$(1,103)	$(164)

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

The Company recorded refundable research and development tax credit as other income and not income tax under ASC 740 in the consolidated statement of operations for the year ended December 31, 2023. These refundable tax credits are a result of increased qualified research and development spending in certain jurisdictions which allow for a refundable credit even when the Company has no current period income tax expense. The Company has analyzed their tax positions under the principles of ASC 740-10, Accounting for Uncertainty in Income Taxes.

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

The Company has federal operating loss carryforwards totaling $381.3 million, $118.5 million of which, if not utilized, will begin to expire in 2027 and $262.8 million of which have no expiration date. The Company also has certain state net operating loss carryforwards totaling $428.6 million, which, if not utilized, will begin to expire in 2027. The Company also has Denmark net operating loss carryforwards totaling $7.7 million which has indefinite carryforward period in Denmark. Due to potential ownership changes that may have occurred or would occur in the future, Internal Revenue Code Section 382 may place additional limitations on the Company’s ability to utilize the net operating loss carryforward.

P.	Net Loss Per Share

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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	December 31,
	2024	2023
Awards under equity incentive plans	1,148,012	1,728,885
Common stock warrants	5,483,537	5,603,729
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	6,631,549	7,332,614

A reconciliation from net loss to basic net loss attributable to common stockholders per share of common stock and diluted net loss attributable to common stockholders per share of common stock for the years ended  December 31, 2024, and 2023, is as follows (in thousands):

	December 31,
	2024	2023
Basic and diluted net loss per share of common stock:
Net loss, basic and diluted	$(105,511)	$(46,049)
Weighted average number of shares of common stock outstanding, basic and diluted	46,251	35,452
Basic and diluted net loss per share of common stock	$(2.28)	$(1.30)

Q.	Leases

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

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
Lease Cost	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$44	$102
Interest on lease liabilities	-	-
Total finance lease cost	44	102
Operating lease cost	330	437
Short-term lease cost	177	171
Variable lease cost	39	40
Less: sublease income	(128)	(157)
Total lease costs	$462	$593

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	-	5
Operating cash flows from operating leases	405	552
Operating cash flows from short-term leases	225	171
Operating cash flows from variable lease costs	39	40

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$-	$-
Operating leases	419	-

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	December 31,
	2024	2023
Finance Leases
Property and equipment, at cost	$1,031	$1,031
less: accumulated depreciation and amortization	(1,023)	(882)
Property and equipment, net	$8	$149

Operating Leases
Operating lease right-of-use assets	$657	$790
Total operating lease right-of-use assets	$657	$790

Current portion of operating lease liabilities	$420	$543
Operating lease liabilities, less current portion	372	456
Total operating lease liabilities	$792	$999

Weighted Average Remaining Lease Term
Operating leases (in years)	3	2

Weighted Average Discount Rate
Finance leases	-	14.3%
Operating leases	9.9%	7.6%

Maturities on lease liabilities were as follows (in thousands):

Operating
Year Ending December 31,	Leases
2025	$481
2026	138
2027	127
2028	150
2029	38
Thereafter	10
Total lease payments	944
Less: future interest expense	(152)
Lease liabilities	$792

R.	Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) that covers substantially all employees. The Company may provide a discretionary match with a maximum amount of 4% of the participant’s compensation, which vests immediately. The Company made matching contributions under the 401(k) Plan of approximately $0.5 million and $0.3 million for the years ended December 31, 2024, and 2023, respectively.

The Company has a discretionary profit-sharing plan (the “Profit Sharing Plan”) that covers all employees. Employees become eligible participants in the Profit Sharing Plan once they have provided three years of service to the Company. The Company made no contributions to the Profit Sharing Plan in 2024 or 2023.

S.	Goodwill & Intangible Assets

The Company's goodwill balance was $4.7 million as of  December 31, 2024, and 2023.

As of  December 31, 2024, and 2023, non-amortizable intangible assets include IPR&D of $2.0 million.

As of December 31, 2024, and 2023, the Company had a definite-lived intangible asset, net related to the acquisition of OLPRUVA as a result of the Merger of $61.3 million and $67.2 million, respectively. This is amortized on a straight-line basis over the OLPRUVA patent life of 13 years and is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the consolidated statements of operations and was $6.2 million and $0.8 million for the years ended December 31, 2024, and 2023.

The Company's review of the estimated useful lives of its intangible assets indicated that based on recent facts and circumstances, including detailed analysis on sales experience and prospective product strategy, the actual life of the definite-lived intangible asset related to OLPRUVA was longer than the estimated useful life previously established at the acquisition of the asset. As a result, effective September 30, 2024, the Company changed its estimate of the useful life of this intangible asset to better reflect the estimated periods during which this asset will remain in service. The estimated useful life was previously 11 years and was increased to 13 years. The change in estimate was applied prospectively and decreased intangible asset amortization expense by $0.2 million for the year ended December 31, 2024. Consequently, there was an increase to intangible assets, net of $0.2 million at year end. The impact of this change in estimate to net income and basic and diluted earnings per share was de minimis.

In connection with the XOMA License Agreement, the Company owed XOMA a regulatory milestone payment of $6.0 million upon approval of MIPLYFFA, which was paid in October 2024.

This definite-lived intangible asset is amortized on a straight-line basis over the MIPLYFFA patent life of approximately five years and is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the consolidated statements of operations and was $0.3 million for the year ended December 31, 2024.

The definite-lived Intangible assets that are subject to amortization have been reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. The Company’s historical sales experience related to OLPRUVA resulted in management preparing an estimate of future cash flows used to assess the recoverability of such asset. Future cash flows specific to OLPRUVA, which most significantly includes an estimate of forecasted revenues, are based on reasonable and supportable assumptions regarding the cash flows expected to result from the use of the asset and its eventual disposition. As a result of the Company’s analysis, the asset was fully recoverable and no impairments were recorded by the Company as of and for the year’s ended December 31, 2024, and 2023.

For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2024, is expected to be as follows:

2025	$6,461
2026	$6,461
2027	$6,461
2028	$6,461
2029	$5,830

T.	Merger

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

The assets acquired and liabilities assumed were recorded based on their acquisition date fair values. Consideration for the Merger was $72.6 million and consists of (i) approximately 2.96 million shares of Zevra common stock valued at $12.8 million, (ii) the Bridge Loan advances of $17.8 million, (iii) $12.0 million in cash paid to Nantahala; (iv) 2.27 million shares of Zevra Common Stock issued to Nantahala valued at $11.5 million based on the VWAP of shares of Zevra Common Stock during the 20 consecutive trading days ending on the trading date prior to August 30, 2023; (v) a secured promissory note payable by Zevra to Nantahala in the original principal amount of $5.0 million, as disclosed in Note I, (vi) $8.5 million in the estimated fair value of contingent consideration related to the CVRs, (vii) approximately 0.9 million shares of Zevra Common Stock issued to a former holder of Acer warrants valued at $4.0 million based on Zevra's common stock price on the Effective Date and (viii) $1.0 million in notes payable paid by the Company on Acer's behalf. In addition, effective as of immediately prior to the Effective Time, all of the outstanding and unexercised Acer stock options were automatically cancelled and ceased to exist without any cash or other consideration being paid or provided in respect thereof. The following purchase price allocation reflects the preliminary estimates of and assumptions related to the fair values of assets acquired and liabilities assumed:

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

The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined using an income approach based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques. These preliminary fair values are subject to change within the one-year measurement period. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill acquired represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The marketed product asset is amortized on a straight-line basis over its estimated useful life. As of December 31, 2023, the IPR&D project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization.

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

Contingent Consideration

Contingent consideration liabilities relate to the Company's liabilities arising in connection with the CVRs issued as a result of the Merger. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earn-out achievement objectives, utilizing projections about future performance. Significant inputs include volatility and projected financial information, including projections representative of a market participant's view of the expected cash payments associated with the agreed upon regulatory milestones based on probabilities of technical success, timing of the potential milestone events for the compounds, and estimated discount rates.

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the CVRs (dollars in thousands):

Balance at December 31, 2023	$7,262
Change in fair value recognized in earnings	(3,762)
Balance at December 31, 2024	$3,500

For the year ended December 31, 2024, the Company recorded a $3.7 million gain on the change in fair value of contingent consideration, primarily due to changes in market data and revenue projections.

U.	Subsequent Events

The Company evaluated events and transactions occurring subsequent to December 31, 2024, through March 12, 2025, the date the accompanying financial statements were issued. During this period, other than the sale of the PRV, which is disclosed in Note A, there were no subsequent events that required recognition in the accompanying consolidated financial statements, nor were there any additional non-recognized subsequent events that required disclosure.

EXHIBITS

Exhibit No.	Description
2.1***	Agreement and Plan of Merger dated as of August 30, 2023, by and among Zevra Therapeutics, Inc., Aspen Z Merger Sub, Inc., and Acer Therapeutics Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 31, 2023).
3.1	Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on April 21, 2015)
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 28, 2020).
3.1.2	Certificate of Elimination of Series A Convertible Preferred Stock of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.3	Certificate of Elimination of Series B-1 Convertible Preferred Stock of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.4	Certificate of Elimination of Series B-2 Convertible Preferred Stock of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on February 24, 2023).
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

10.7.6#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2019).
10.7.7#	2021 Employee Stock Purchase Plan (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2021).
10.7.8	2023 Employment Inducement Award Plan and forms of award agreements thereunder (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on April 1, 2024).
10.8#

Ninth Amended and Restated Non-Employee Director Compensation Policy effective May 3, 2023 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2023).

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

EXHIBITS, CONTINUED

Exhibit No.	Description
10.13#*	Employment Agreement by and between the Registrant and Adrian Quartel, dated as of January 3, 2024.
10.14#*	Employment Agreement by and between the Registrant and Joshua Schafer, dated as of January 6, 2023.
10.15#	Employment Agreement by and between the Registrant and Rahsaan Thompson, dated as of June 21, 2024 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2024).
10.16#	Employment Agreement, effective as of October 10, 2023, between the Registrant and Neil F. McFarlane (incorporated herein by reference to the Registrant's Current Report on 8-K as filed with the SEC on October 10, 2023).
10.16.1#*	Amendment to the Employment Agreement by and between the Registrant and Neil F. McFarlane, dated as of May 7, 2024.
10.17	Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of November 3, 2014 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.18.1	First Amendment to the Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of April 21, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.18.2	Second Amendment to the Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of December 22, 2015 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.18.3	Third Amendment to the Lease Agreement, by and between the Registrant and BRE/COH FL LLC, dated as of July 15, 2016 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 10, 2017).
10.19	Purchase Agreement, dated February 17, 2020, by and between the Registrant and Lincoln Park Capital Fund, LLC. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 18, 2020).
10.20+	Collaboration and License Agreement, dated as of September 3, 2019, by and between the Registrant and Boston Pharmaceuticals Holdings SA (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 4, 2019).
10.21+	Amendment No. 1 to Collaboration and License Agreement, effective as of April 8, 2021, by and between the Company and Commave Therapeutics SA (formerly known as Boston Pharmaceuticals Holdings SA) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2021).
10.22	Form of Inducement Letter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on January 26, 2021).
10.23	Form of Inducement Letter (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 23, 2021).
10.24	Equity Distribution Agreement, dated July 2, 2021, by and among the Company, JMP Securities LLC and RBC Capital Markets, LLC (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on July 2, 2021).
10.25†	Asset Purchase Agreement by and among the Registrant, Zevra Denmark A/S and Orphazyme A/S, in restructuring, dated May 15, 2022 (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on May 16, 2022).
10.26	Revolving Loan Agreement dated May 31, 2022, by and among the Registrant and Ameris Bank, as lender (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on June 1, 2022).
10.27	Bridge Loan Agreement dated as of August 30, 2023, by and between the Registrant and Acer Therapeutics Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 31, 2023).
10.27.1	First Amendment to the Bridge Loan Agreement by and between the Registrant and Acer Therapeutics Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024).
10.28***	Loan Purchase Agreement dated as of August 30, 2023, by and among the Registrant and Nantahala Capital Management, LLC and the other sellers party thereto (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 31, 2023).
10.29***	Note Purchase Agreement dated as of August 30, 2023, by and among the Registrant and Nantahala Capital Management, LLC and the other sellers party thereto (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 31, 2023).
10.30	Registration Rights Agreement dated as of August 30, 2023, by and among the Registrant and each of the sellers party thereto (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on August 31, 2023).
10.31	Ninth Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2023).
10.32	Contingent Value Rights Agreement, dated as of November 17, 2023, by and among Zevra Therapeutics, Inc., Computershare, Inc., and Computershare Trust Company, N.A. (incorporated by reference to the Registrant's Current Report on 8-K as filed with the SEC on November 20, 2023).
10.33 †+	Credit Agreement dated as of April 5, 2024, by and among Zevra Therapeutics, Inc. and HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P., and Perceptive Credit Holdings IV, LP (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 9, 2024).
19*	Zevra Therapeutics, Inc. Amended and Restated Insider Trading and Window Period Policy.
21.1	Subsidiaries of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024).
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

97.1#	Zevra Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation, Effective October 2, 2023 (incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024).
99.1	Securities Purchase Agreement, dated as of November 20, 2023, by and between the Registrant and Armistice Capital Master Fund Ltd. (incorporated herein by reference to the Registrant's Current Report on 8-K as filed with the SEC on November 20, 2023).

 EXHIBITS, CONTINUED

Exhibit No.	Description
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Pursuant to Item 601(b)(2) of Regulation S-K, schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
#	Indicates management contract or compensatory plan.
+	Certain portions of the exhibit, identified by the mark, “[*]”, have been omitted because such portions contained information that is both (i) not material and (ii) the type that the Registrant treats as private or confidential.
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zevra Therapeutics, Inc.

Dated: March 12, 2025	By:	/s/ Neil F. McFarlane
Neil F. McFarlane
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2025	By:	/s/ R. LaDuane Clifton
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

Signature	Title	Date

/s/ Neil F. McFarlane
Neil F. McFarlane	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2025

/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2025

/s/ Timothy J. Sangiovanni
Timothy J. Sangiovanni, CPA	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 12, 2025

/s/ Thomas D. Anderson
Thomas D. Anderson	Director	March 12, 2025

/s/ John B. Bode
John B. Bode	Director	March 12, 2025

/s/ Douglas W. Calder
Douglas W. Calder	Director	March 12, 2025

/s/Wendy Dixon
Wendy Dixon	Director	March 12, 2025

/s/ Tamara A. Favorito
Tamara A. Favorito	Director	March 12, 2025

/s/ Alvin Shih
Alvin Shih	Director	March 12, 2025

/s/ Corey Watton
Corey Watton	Director	March 12, 2025