Form 10-Q
period 2025-03-31
ZEVRA THERAPEUTICS, INC.
filed 2025-05-13
CIK 1434647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 54,679,641 shares of common stock outstanding.

INDEX

ZEVRA THERAPEUTICS, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 12, 2025 (the “Annual Report on Form 10-K”), and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to commercialize and the timing of commercializing our products and product candidates, if approved;

●	the potential therapeutic benefits and effectiveness of our products and product candidates;

●	the progress of, timing of and expected amount of expenses associated with our commercialization, research, and development activities;

●	the size and characteristics of the markets that may be addressed by our products and product candidates;

●	the expected timing of our clinical trials for our product candidates and the availability of data and results of those trials;

●

the progress of, outcome of and timing of any regulatory approval for any of our product candidates and the expected amount or timing of any payment related thereto under any of our collaboration agreements;

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

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We have included or made reference to important factors in the cautionary statements included in this report, particularly in the section entitled “Risk Factors” where we make reference to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Except as required by law, we do not assume any intent to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or circumstances or otherwise.

Note Regarding Company Reference

Unless the context otherwise requires, we use the terms “Zevra,” “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q to refer to Zevra Therapeutics, Inc. We have proprietary rights to a number of trademarks and service marks used in this Quarterly Report on Form 10-Q that are important to our business, including LAT®, OLPRUVA® and its related logo, MIPLYFFA® and its related logo, and the Zevra companies' logos. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

On August 30, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (“Acer”). On November 17, 2023 (the “Closing Date”), Zevra completed the acquisition of Acer (the “Merger”). Pursuant to the Merger Agreement, on the Closing Date, Acer continued as the surviving entity and as a wholly-owned subsidiary of Zevra.

PART I — FINANCIAL INFORMATION

Item 1.	unaudited condensed CONSOLIDATED Financial Statements

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$37,340	$33,785
Securities at fair value, current	25,291	35,711
Accounts and other receivables	12,617	10,509
Prepaid expenses and other current assets	3,766	4,052
Inventories, current	2,559	1,970
Total current assets	81,573	86,027
Securities at fair value, noncurrent	6,091	6,010
Inventories, noncurrent	10,615	10,999
Property and equipment, net	422	356
Operating lease right-of-use assets	1,636	657
Goodwill	4,701	4,701
Intangible assets, net	67,377	68,993
Other long-term assets	293	384
Total assets	$172,708	$178,127

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$17,819	$25,456
Current portion of operating lease liabilities	589	420
Current portion of discount and rebate liabilities	5,167	4,989
Other current liabilities	3,401	3,200
Total current liabilities	26,976	34,065
Long-term debt	60,090	59,504
Warrant liability	13,030	17,804
Income tax payable	16,166	14,431
Operating lease liabilities, less current portion	1,158	372
Discount and rebate liabilities, less current portion	9,389	7,655
Other long-term liabilities	4,876	4,630
Total liabilities	131,685	138,461

Commitments and contingencies (Note M)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2025, or December 31, 2024	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 56,255,055 shares issued and 54,679,363 shares outstanding as of March 31, 2025; 55,246,401 shares issued and 53,670,709 shares outstanding as of December 31, 2024	5	5
Additional paid-in capital	560,471	555,302
Treasury stock, at cost	(10,983)	(10,983)
Accumulated deficit	(508,388)	(505,289)
Accumulated other comprehensive (loss) income	(82)	631
Total stockholders' equity	41,023	39,666
Total liabilities and stockholders' equity	$172,708	$178,127

See accompanying notes to unaudited condensed consolidated financial statements.

 ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2025	2024
Revenue, net	$20,401	$3,425
Cost of product revenue (excluding $1,615 and $1,528 in intangible asset amortization for the three months ended March 31, 2025, and March 31, 2024, respectively, shown separately below)	1,345	175
Intangible asset amortization	1,615	1,528
Operating expenses:
Research and development	3,258	12,277
Selling, general and administrative	19,545	9,931
Total operating expenses	22,803	22,208
Loss from operations	(5,362)	(20,486)
Other income (expense):
Interest expense	(1,969)	(735)
Fair value adjustment related to warrant and CVR liability	4,874	3,627
Fair value adjustment related to investments	(3)	(27)
Interest and other income, net	543	929
Total other income	3,445	3,794
Income (loss) before income taxes	(1,917)	(16,692)
Income tax (expense) benefit	(1,182)	70
Net loss	$(3,099)	$(16,622)

Basic and diluted net loss per share of common stock:
Net loss	$(0.06)	$(0.40)

Weighted average number of shares of common stock outstanding:
Basic and diluted	54,095,543	41,778,774

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three months ended March 31,
	2025	2024
Net loss	$(3,099)	$(16,622)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(713)	184
Other comprehensive (loss) income	(713)	184
Comprehensive loss	$(3,812)	$(16,438)

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (Loss)	Equity
Balance as of January 1, 2025	$5	$555,302	$(10,983)	$(505,289)	$631	$39,666
Net loss	—	—	—	(3,099)	—	(3,099)
Stock-based compensation expense	—	3,052	—	—	—	3,052
Issuance of common stock in exchange for consulting services	—	75	—	—	—	75
Issuance of common stock as part of the Employee Stock Purchase Plan	—	63	—	—	—	63
Issuance of common stock for options exercised or released	—	1,979	—	—	—	1,979
Other comprehensive loss	—	—	—	—	(713)	(713)
Balance as of March 31, 2025	$5	$560,471	$(10,983)	$(508,388)	$(82)	$41,023

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

ZEVRA THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,099)	$(16,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,115	2,119
Income tax expense	1,182	—
Depreciation and amortization expense	1,649	1,562
Non-cash interest expense	663	239
Fair value adjustment related to warrant and CVR liability	(4,874)	(3,627)
Accretion on investments	(305)	—
Fair value adjustment related to investments	3	27
Consulting fees paid in common stock	75	56
Loss on foreign currency exchange rates	213	229
Change in assets and liabilities:
Accounts and other receivables	(2,108)	9,072
Prepaid expenses and other current assets	286	(44)
Inventories	(205)	(2,585)
Operating lease right-of-use assets	166	123
Accounts payable and accrued expenses	(7,265)	(7,306)
Discount and rebate liabilities	1,912	1,020
Operating lease liabilities	(190)	(130)
Other liabilities	560	(298)
Net cash used in operating activities	(8,222)	(16,165)

Cash flows from investing activities:
Purchases of property and equipment	(99)	—
Purchases of investments	(7,359)	—
Maturities of investments	18,000	14,793
Net cash provided by investing activities	10,542	14,793

Cash flows from financing activities:
Proceeds from stock issuance	—	1,217
Proceeds from issuance of common stock for options exercised	1,979	—
Payments of principal on insurance financing arrangements	(372)	—
Net cash provided by financing activities	1,607	1,217
Effect of exchange rate changes on cash and cash equivalents	(372)	(45)
Net increase (decrease) in cash and cash equivalents	3,555	(200)
Cash and cash equivalents, beginning of period	33,785	43,049
Cash and cash equivalents, end of period	$37,340	$42,849

Supplemental cash flow information:
Cash paid for interest	$1,306	$140
Right-of-use assets obtained in exchange for lease liabilities	1,115	—
Supplemental disclosure of noncash financing activities:
Costs accrued in connection with the debt issuance	—	1,726

See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Description of Business, Basis of Presentation, and Significant Transactions

Organization

Zevra Therapeutics, Inc. (the “Company” or “Zevra”) is a commercial-stage company focused on addressing unmet needs for the treatment of rare diseases. The Company has a diverse portfolio of products and product candidates, which includes clinical stage pipeline and commercial stage assets. On  September 20, 2024, the U.S. Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for MIPLYFFA® (arimoclomol), an orally-delivered treatment for Niemann-Pick disease type C (“NPC”), which is an ultra-rare and progressive neurodegenerative disease. MIPLYFFA, the first FDA-approved treatment for NPC, is indicated for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients two years of age and older. MIPLYFFA has also been granted orphan medicinal product designation for the treatment of NPC by the European Commission.

In addition, the Company received a transferable rare pediatric disease priority review voucher (“PRV”) in conjunction with the approval of MIPLYFFA. On  February 27, 2025, the Company and its subsidiary, Zevra Denmark A/S, entered into an asset purchase agreement with a buyer (the “PRV Transfer Agreement”), pursuant to which the Company agreed to sell the PRV to the buyer for $150.0 million, payable in cash, upon the closing of the sale. On April 1, 2025, the asset sale was consummated, resulting in net proceeds of $148.3 million to the Company. As the title of the PRV did not transfer until April 1, 2025, the sale was effective subsequent to the balance sheet date and, therefore, not included in the financial statements as of and for the three months ended March 31, 2025.

The Company's other commercial stage asset, OLPRUVA® (sodium phenylbutyrate) for oral suspension, is approved by the FDA for the treatment of certain urea cycle disorders (“UCDs”). Additionally, the Company has a pipeline of investigational product candidates, including celiprolol for the treatment of vascular Ehlers-Danlos syndrome in patients with a confirmed type III collagen mutation and KP1077, the Company's clinical development product candidate being developed to treat idiopathic hypersomnia (“IH”), a rare neurological sleep disorder, and narcolepsy. KP1077 has a sole active pharmaceutical ingredient of serdexmethylphenidate (“SDX”), the Company's proprietary prodrug of d-methylphenidate (“d-MPH”). The FDA has granted KP1077 orphan drug designation for the treatment of IH.

Basis of Presentation

The Company prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, reflect all adjustments, including normal recurring items that are necessary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Registration Statements on Form S-3

On  February 5, 2024, Zevra filed a registration statement on Form S- 3 (File  No.  333- 276856) registering an aggregate of  2,269,721 shares of Zevra’s common stock. On  April 5, 2024, the Company filed an amendment to such registration statement, which was declared effective on  April 8, 2024.

On  June 4, 2024, the Company filed a registration statement on Form S- 3 (File  No.  333- 279941) (the  “June 2024 Registration Statement”) under which the Company  may sell securities, including as  may be issuable upon conversion, redemption, repurchase, exchange or exercise of securities, in  one or more offerings up to a total aggregate offering price of $350.0 million, $75.0 million of which was allocated to the sale of the shares of common stock issuable under the  2024 ATM Agreement (as described further below). The registration statement was declared effective on  June 13, 2024.

August 2024 Offering

On  August 8, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the offering, issuance and sale by the Company of  9,230,770 shares of the Company’s common stock at a public offering price of $6.50 per share, pursuant to the  June 2024 Registration Statement and a related prospectus supplement dated  August 8, 2024, filed with the SEC (the  “August 2024 Offering”). Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for  30 days to purchase up to an additional  1,384,615 shares of its Common Stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full on  August 9, 2024. The  August 2024 Offering closed on  August 12, 2024. Total shares issued were  10,615,385. Net proceeds from the offering were approximately  $64.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the offering to support the commercialization of its approved products and the continued development of its product candidates, and for other general corporate purposes.

Entry into  2024  ATM Agreement

On  July 12, 2024, the Company entered into an equity distribution agreement (the  “2024 ATM Agreement”) with Citizens JMP Securities LLC (“Citizens JMP”) under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as its sales agent. The issuance and sale, if any, of common stock by the Company under the  2024 ATM Agreement will be made pursuant to the  June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated  July 12, 2024. Citizens JMP  may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule  415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company will pay Citizens JMP a commission equal to  3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the  2024 ATM Agreement. As of March 31, 2025, no shares have been issued or sold under the  2024 ATM Agreement.

B.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Investments

The Company maintains investment securities that are classified as available-for-sale securities for which the Company has elected the fair value option under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic  825,  Financial Instruments. As such, these securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the unaudited condensed consolidated statements of operations. The securities primarily consist of U.S. Treasury securities and U.S. government-sponsored agency securities and are included in securities at fair value in the unaudited condensed consolidated balance sheets. As of M arch 31, 2025, and December 31, 2024, the Company held securities with an aggregate fair value of $31.4 million and $41.7 million, respectively, that contained an aggregate unrealized loss of approximately $3,000 and an aggregate unrealized gain of $18,000, respectively. For securities held at  March 31, 2025, $25.3 million mature within one year and $6.1 million mature in one to two years. Applying fair value accounting to these debt securities more accurately represents the Company's investment strategy due to the fact that excess cash is currently being invested for the purpose of funding future operations. Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities. Interest income is included in interest and other income, net in the unaudited condensed consolidated statements of operations.

Variable Interest Entities

The primary beneficiary of a variable interest entity (“VIE”) is required to consolidate the assets and liabilities of the VIE. When the Company obtains a variable interest in another entity, it assesses at the inception of the relationship and upon occurrence of certain significant events whether the entity is a VIE, and if so, whether the Company is the primary beneficiary of the VIE based on its power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the Company's obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE.

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

This assessment requires judgement in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. As of March 31, 2025, and  December 31, 2024 , the Company identified Acer to be the Company's sole interest in a VIE. As Zevra is the final decision maker for all of Acer's research, development, and commercialization of drug candidates that it is producing, the Company directs the activities of Acer that most significantly impact its performance. Therefore, the Company is the primary beneficiary of this VIE for accounting purposes.

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

In accordance with ASC  606, the Company recognizes revenue when fulfilling its performance obligation by transferring control of promised goods or services to its customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining when the customer obtains control of the product, the Company considers certain indicators, including whether the Company has a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received. The Company's net revenues represent total revenues adjusted for discounts and allowances, including estimated cash discounts, chargebacks, rebates, returns, copay assistance, data fees and wholesaler fees for services. These adjustments represent variable consideration under ASC  606 and are recorded as a reduction of revenue. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.

Arimoclomol French AC

Net revenue includes revenue from the sale of arimoclomol for the treatment of NPC under the remunerated expanded access program in France, Accès Compassionnel (“French AC”). An expanded access program is a program giving specific patients access to a drug, which is not yet approved for commercial sale. Only drugs targeting serious or rare indications and for which there is currently no appropriate treatment are considered for expanded access programs. Further, to be considered for the expanded access program, the drug must have proven efficacy and safety and must either be undergoing price negotiations or seeking marketing approval.

In accordance with ASC 606, the Company recognizes revenue when fulfilling its performance obligation under the French AC by transferring control of promised goods or services to its customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining when the customer obtains control of the product, the Company considers certain indicators, including whether the Company has a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received. Revenue is recognized net of sales deductions, including discounts, rebates, applicable distributor fees, and revenue-based taxes.

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

As part of the accounting for these agreements, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. Generally, the estimation of the stand-alone selling price  may include such estimates as independent evidence of market price, forecasted revenues or costs, development timelines, discount rates, and probability of regulatory success. The Company evaluates each performance obligation to determine if they can be satisfied at a point in time or over time, and it measures the services delivered to the licensee, which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore, revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

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

The Company  may scale-up and make commercial quantities of its product candidates prior to the date it anticipates that such product will receive final regulatory approval. The scale-up and commercial production of pre-launch inventory involves the risk that such products  may not be approved for marketing on a timely basis, or ever. This risk notwithstanding, the Company  may scale-up and build pre-launch inventory of products that have not received final regulatory approval when the Company believes such action is appropriate in relation to the commercial value of the product launch opportunity. We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our unaudited condensed consolidated balance sheets as of March 31, 2025, or December 31, 2024. Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign. The cost of finished goods inventory that is shipped to a customer to support the Company’s patient assistance programs is expensed when those shipments take place. As of  March 31, 2025, and December 31, 2024, the Company did not have pre-launch inventory that qualified for capitalization.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product revenue in the unaudited condensed consolidated statements of operations. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write downs of inventory  may be required. Additionally, the Company’s product is subject to strict quality control and monitoring, which is performed throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, the Company will record a charge to cost of product revenue, to write down any unsaleable inventory to its estimated net realizable value.

Cost of Product Revenue

The components of cost of product revenue are royalties and expenses directly attributable to revenue. To date, the Company has generated revenue from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the Collaboration and License Agreement with Commave Therapeutics SA (the “AZSTARYS® License Agreement”), and consulting agreements.

Prior to our acquisition of the assets of Orphazyme A/S (“Orphazyme”) in May 2022, Orphazyme had entered into an asset purchase agreement with LadRx Corporation, which was assigned to XOMA (US) LLC, a wholly-owned subsidiary of XOMA Corporation (“XOMA”), in June 2023 (“XOMA License Agreement”), as well as a license agreement with Kansas University (“KU”) and UCLB Business, PLC (“UCLB”) (the “KU/UCLB License Agreement”). Under the XOMA License Agreement, XOMA is entitled to a mid-single digit percentage royalty with respect to net sales of MIPLYFFA. In addition, the Company also pays a low-single digit percentage royalty to KU and UCLB with respect to net sales of MIPLYFFA.

In connection with the AZSTARYS License Agreement, the Company pays Aquestive Therapeutics, Inc. (“Aquestive”) a royalty equal to  10% of all regulatory milestone and royalty payments. In addition, the Company capitalized incremental costs directly attributable to the AZSTARYS License Agreement. These costs are amortized to royalties and contract costs as revenue is recognized.

As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics SA (“Relief”) entered into an exclusive license agreement on  August 30, 2023 (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Zevra was obligated to pay royalties of 10% of U.S. net sales up to a maximum of $45.0 million, plus specified regulatory milestones, for total payments to Relief of up to $56.5 million. On April 10, 2025, the rights to this royalty were sold to Soleus Capital Management L.P.

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment.

Foreign Currency

Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income/loss in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity.

Debt Issuance Costs

Debt issuance costs incurred in connection with financing arrangements are recorded as a reduction of the related debt on the unaudited condensed consolidated balance sheets and amortized over the life of the respective financing arrangement using the effective interest method.

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

For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the unaudited condensed consolidated statements of changes in stockholders’ equity at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in other expense, net, on the unaudited condensed consolidated statements of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.

New Accounting Pronouncements Not Yet Adopted

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and in foreign jurisdictions. The update will be effective for annual periods beginning after  December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the presentation of its financial statements and accompanying notes.

C.	Segment Information

Zevra manages its business activities on a consolidated basis and operates as a single operating segment dedicated to the research and development, manufacturing, commercialization and sale of innovative medicines and therapies. The Company primarily derives its revenue from reimbursements received from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, and consulting agreements. The accounting policies of the segment are the same as those described in Note B.

Zevra's CODM is the Company's Chief Executive Officer, Neil F. McFarlane. The CODM uses net loss, as reported in the Company's unaudited condensed consolidated statements of operations, in evaluating performance of its segment and determining how to allocate resources of the Company as a whole, including investing in its research and development, commercialization efforts, and acquisition strategy. The CODM does not review assets in evaluating the results of the segment, and, therefore, such information is not presented.

 The following table presents the operating results of the Company's segment:

	Three months ended March 31,
	2025	2024
Total revenues	$20,401	$3,425
Less significant segment expenses:
Research and development directly identified to programs	2,361	7,211
Research and development not directly identified to programs	897	5,066
Selling, general and administrative directly identified to programs	7,561	3,862
Selling, general and administrative not directly identified to programs	11,984	6,069
Other segment items:
Income tax expense (benefit)	1,182	(70)
Interest income	(718)	(762)
Depreciation and amortization expense	1,649	1,562
Interest expense	1,969	735
Other income, net(a)	(3,385)	(3,626)
Segment net loss	$(3,099)	$(16,622)

(a) Other expense, net included in segment net loss includes foreign currency exchange gains and losses, cost of product revenue (excluding intangible asset amortization), fair value adjustment related to warrant and contingent value right (“CVR”) liabilities, fair value adjustment related to investments, and other overhead expenses.

The Company holds long-lived assets in the United States of $12.3 million and $13.4 million as of March 31, 2025, and December 31, 2024, respectively. The Company holds long-lived assets in Europe of $0.4 million and $0.5 million as of March 31, 2025, and December 31, 2024, respectively.

D.	Inventories

The components of inventory are summarized as follows (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$7,698	$7,928
Work in progress	3,719	3,260
Finished goods	1,757	1,781
Total inventories	$13,174	$12,969

E.	Debt Obligations

Term Loans

On  April 5, 2024 (the “Term Loans Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P., and Perceptive Credit Holdings IV, LP (collectively, the “Lenders”), and Alter Domus (US) LLC, as administrative agent (the “Administrative Agent”).

Under the terms of the Credit Agreement, the Lenders provided a senior secured loan facility to the Company in the aggregate principal amount of $100.0 million, which is divided into three tranches as follows: (i) $60.0 million which was funded in full on the Term Loans Closing Date; (ii) $20.0 million which is available to the Company in up to two drawings, each in an amount not to exceed $10.0 million, at the Company’s option until 18 months following the Term Loans Closing Date; and (iii) $20.0 million which was available to the Company upon approval by the FDA of the NDA for MIPLYFFA for the treatment of NPC, at the Company’s option until  December 31, 2024 and which has therefore expired (collectively, the “Term Loans”).

The principal amount of the Term Loans outstanding (the “Outstanding Principal Amount”) will bear interest at a rate equal to 3-Month Term SOFR plus 7.00% per annum. If the net product sales for the calendar year ending  December 31, 2025 exceed $100.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.00% per annum. If the net product sales for the calendar year ending  December 31, 2025 do not exceed $100.0 million, then for any subsequent period of four consecutive fiscal quarters ending on or after  March 31, 2026, in which net product sales exceed $125.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.50% per annum. In all cases, the 3-Month Term SOFR rate will be subject to a floor of 4.00% per annum. Interest will be payable quarterly in arrears on the last day of each calendar quarter. The Company has the option to pay up to 25% of the interest in-kind beginning on the Term Loans Closing Date, through and including  June 30, 2026. The Company has recognized approximately $1.9 million and $1.4 million of interest-in-kind as of March 31, 2025, and December 31, 2024, which is included in long-term debt in the unaudited condensed consolidated balance sheets. The Term Loans will mature on the fifth anniversary of the Term Loans Closing Date. In connection with the Credit Agreement, the Company incurred approximately $2.2 million of costs, which primarily consisted of underwriting, legal and other professional fees, and are included as a reduction to the carrying amount of the related debt liability and are deferred and amortized over the remaining life of the financing using the effective interest method.

The Credit Agreement contains customary affirmative and negative covenants by the Company, which, among other things, will require the Company to provide certain financial reports to the Lenders within 60 days after the end of each of the first three fiscal quarters of each fiscal year and 105 days after the end of each fiscal year, meet certain minimum net product sales amounts, and limit the ability of the Company to incur or guarantee additional indebtedness, engage in certain transactions, and effect a consolidation or merger without consent. In addition, as long as the line of credit remains active, the Company must maintain a minimum cash balance of $20.0 million to ensure the Company can meet its immediate capital needs. The obligations of the Company under the Credit Agreement  may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, covenant defaults, insolvency, material judgments, or inaccuracy of representations and warranties. The Term Loans are secured by a first priority perfected lien on, and security interest in, substantially all current and future assets of the Company. The proceeds of the Term Loans were used to refinance certain existing indebtedness of the Company and its subsidiaries. The Company will use the remaining proceeds to pay fees and expenses related to the debt financing and fund the development and commercialization of MIPLYFFA and OLPRUVA.

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Notes payable	$62,053	$61,552
Unamortized original issue discount	(883)	(921)
Less: debt issuance costs	(1,080)	(1,127)
	$60,090	$59,504

Future minimum principal payments under the Term Loans as of  March 31, 2025, were as follows (in thousands):

Year Ending December 31,
2025 (excluding the three months ending March 31, 2025)	$—
2026	—
2027	—
2028	—
2029	62,053
Total minimum payments	62,053
Less: unamortized debt discount, debt issuance costs and paid in kind interest	(1,963)
Long-term debt	$60,090

F.	Revenue, net

For the three months ended March 31, 2025, and 2024, the Company recorded $20.4 million and $3.4 million, respectively, of revenue.

Product Sales

On  December 27, 2022, the FDA approved OLPRUVA (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the long-term management of adults and children with certain UCDs weighing  44 pounds ( 20 kg) or greater and with a body surface area of  1.2m 2 or greater. For the three months ended March 31, 2025, and 2024, sales of OLPRUVA were $0.1 million and de minimis, respectively.

On  September 20, 2024, the NDA for MIPLYFFA, an orally-delivered treatment for NPC, which is an ultra-rare and progressive neurodegenerative disease, was approved for treatment in combination with miglustat. In addition, the Company received a transferable rare pediatric disease PRV in conjunction with the approval of MIPLYFFA. On April 1, 2025, the Company consummated the sale of the PRV, resulting in net proceeds of $148.3 million to the Company. For the three months ended March 31, 2025, sales of MIPLYFFA were $17.1 million.

The Company currently utilizes a single specialty pharmacy provider as its sole distributor for both MIPLYFFA and OLPRUVA. The Company also enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of its products. To commercialize MIPLYFFA and OLPRUVA in the U.S., the Company has built marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or is making arrangements with  third parties to perform these services. All revenues derived from sales of MIPLYFFA and OLPRUVA are in the United States.

French AC

For the three months ended March 31, 2025, and 2024, the Company recognized revenue related to the French AC of $2.3 million and $2.2 million, net of a clawback liability of $1.4 million and  $1.3 million, respectively, and other gross to net adjustments. The total estimated reserve liability as of March 31, 2025, and December 31, 2024, was  $14.6 million and $12.6 million, respectively. As of  March 31, 2025, and December 31, 2024, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

AZSTARYS License Agreement

The Company entered into a Collaboration and License Agreement (the “AZSTARYS License Agreement”) with Commave Therapeutics SA (formerly known as Boston Pharmaceuticals Holdings SA) (“Commave”), an affiliate of Gurnet Point Capital, L.P., dated  September 3, 2019. Under the AZSTARYS License Agreement, as amended, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-MPH, including AZSTARYS, or any other product candidates containing SDX and developed to treat ADHD or any other central nervous system disorder. Corium Inc. was tasked by Commave to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement. Pursuant to the AZSTARYS License Agreement, Commave agreed to pay milestone payments up to an aggregate of $590.0 million upon the occurrence of specified regulatory milestones related to AZSTARYS, additional fixed payments upon the achievement of specified U.S. sales milestones, and quarterly, tiered royalty payments based on a range of percentages of net sales (as defined in the AZSTARYS License Agreement). Commave is obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the three months ended March 31, 2025, and 2024, the Company recognized revenue under the AZSTARYS License Agreement of $0.9 million and $1.2 million, respectively. There was no deferred revenue related to this agreement as of March 31, 2025, or December 31, 2024. All revenues recognized under this agreement derived in the United States.

In accordance with the terms of the Company’s agreement with Aquestive dated  March 20, 2012, Aquestive has the right to receive an amount equal to 10% of any royalty or milestone payments made to the Company related to AZSTARYS or KP1077 under the AZSTARYS License Agreement.

The AZSTARYS License Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer/vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the AZSTARYS License Agreement.

Relief Exclusive License Agreement

Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the EU, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (“Geographical Europe”). We have the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe. For the three months ended March 31, 2025, and 2024, the Company did not recognize any revenue under the Relief License Agreement. There was no deferred revenue related to this agreement as of  March 31, 2025, and 2024.

Accounts and Other Receivables

Accounts and other receivables consist of receivables from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, consulting agreements, and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable  third-party costs as well as milestones and royalties on product sales. Receivables are recorded for product sales under the French AC and commercial sales of MIPLYFFA and OLPRUVA to a single specialty pharmacy. The Company provides reserves against receivables for estimated losses that  may result from a customer's inability to pay. Receivables are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company’s own historical collection experience. Amounts determined to be uncollectible are charged or written-off against the reserve.

Accounts and other receivables consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Commercial accounts receivable	$6,861	$4,010
Receivables related to product reimbursements	4,555	5,380
Royalties and milestones accounts receivable	987	786
Other receivables	214	333
Total receivables	$12,617	$10,509

As of March 31, 2025 , and  December 31, 2024 ,  no reserve or allowance for doubtful accounts had been established.

G.	Stock and Warrants

Authorized, Issued, and Outstanding Common Shares

As of March 31, 2025, and December 31, 2024, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 56,255,055 and 55,246,401 shares of common stock were issued as of March 31, 2025, and December 31, 2024, respectively, and 54,679,363 and 53,670,709 shares of common stock were outstanding as of March 31, 2025, and December 31, 2024, respectively.

As of  March 31, 2025, and December 31, 2024, the Company had reserved authorized shares of common stock for future issuance as follows:

	March 31, 2025	December 31, 2024
Outstanding awards under equity incentive plans	7,734,741	7,789,658
Outstanding common stock warrants	5,483,527	5,483,537
Possible future issuances under equity incentive plans	6,287,941	5,383,165
Possible future issuances under employee stock purchase plans	1,148,012	1,148,012
Total common shares reserved for future issuance	20,654,221	19,804,372

Common Stock Activity

The following table summarizes common stock activity for the three months ended March 31, 2025:

Shares of Common Stock
Balance as of January 1, 2025	53,670,709
Common stock issued as compensation to third parties	9,306
Common stock issued as a result of stock options exercised or released	999,338
Warrants issued as a result of stock warrants exercised	10
Balance as of March 31, 2025	54,679,363

Authorized, Issued, and Outstanding Preferred Stock

As of March 31, 2025, and December 31, 2024, the Company had 10,000,000 shares of authorized preferred stock, none of which were designated, issued, or outstanding.

Warrants to Purchase Common Stock

The Company has issued warrants to purchase common stock to various third parties, of which 5,483,527 remain outstanding as of March 31, 2025, and are immediately exercisable. These warrants qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net loss per share calculation (Note J). The Company  may be required to redeem these warrants for a cash amount equal to the Black-Scholes value of the portion of the warrants to be redeemed (the “Put Option”).

In connection with the Merger, in  November 2023, the Company directly issued to certain investors an aggregate of 1,382,489 shares of its common stock, par value $0.0001 per share, and accompanying warrants to purchase up to 1,382,489 shares of its common stock (the “2023 Warrants”) at a combined offering price of $4.34 per share of common stock and the 2023 Warrants and an aggregate of 917,934 shares of its common stock in exchange for the cancellation of a warrant to purchase 2,920,306 shares of common stock of Acer. The 2023 Warrants are immediately exercisable and expire on  November 22, 2028. The Company used the net proceeds of approximately $6.0 million from the offering for general corporate purposes. These warrants are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of March 31, 2025, and December 31, 2024, none of the warrants have been exercised. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock.

The Company determined that its outstanding warrants and the Put Option should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the unaudited condensed consolidated statements of operations as a fair value adjustment related to warrant and CVR liability. As of March 31, 2025, and December 31, 2024, the fair value of the liability associated with these warrants and the Put Option was approximately $13.0 million and $17.8 million, respectively. The fair value adjustment related to these warrants and the Put Option was approximately $4.8 million and $4.6 million of income for the three months ended March 31, 2025, and 2024, respectively.

H.	Stock-Based Compensation

In  November 2014, the Board of Directors of the Company (“the Board”), and in  April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in  April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In  June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the “A&R 2014 Plan”), following its adoption by the Board in  April 2021, which among other things added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until  January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for “performance-based compensation” under Code Section 162(m). The maximum number of shares of common stock that  may be issued under the A&R 2014 Plan was 12,079,711 as of  March 31, 2025. The number of shares of common stock reserved for issuance under the A&R 2014 Plan automatically increases on  January 1 of each year, beginning on  January 1, 2016, and ending on and including  January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on  December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the A&R 2014 Plan, on  January 1, 2025, the common stock reserved for issuance under the A&R 2014 Plan automatically increased by 2,146,828 shares.

During the three months ended March 31, 2025, and March 31, 2024, 889,025 and 716,875 stock options were exercised, respectively.

In  June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the “ESPP”), following its adoption by the Board in  April 2021. The maximum number of shares of common stock that  may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on  October 1, 2021, and the first purchase date occurred on  May 31, 2022. As of  March 31, 2025, 351,988 shares have been issued under the ESPP.

In  January 2023, the Board approved the 2023 Employment Inducement Award Plan (as amended, the “2023 Plan”). The maximum number of shares of common stock that  may be issued under the 2023 Plan was 4,500,000 as of March 31, 2025.

In February 2025, the Board approved the Tenth Amended and Restated Non-Employee Director Compensation Policy (the “Non-Employee Director Compensation Policy”). The equity compensation granted pursuant to the Non-Employee Director Compensation Policy will be granted under the A&R 2014 Plan.

Stock-based compensation expense recorded under the A&R 2014 Plan, ESPP and 2023 Plan is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$357	$853
Selling, general and administrative	2,758	1,266
Total stock-based compensation expense	$3,115	$2,119

There was no stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2025, and 2024.

I.	Fair Value of Financial Instruments

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

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs, when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and other receivables, and accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2025, and December 31, 2024 (in thousands):

	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CVR liability	$3,400	$—	$—	$3,400
Warrant liabilities	13,030	—	—	13,030
Total liabilities	$16,430	$—	$—	$16,430

Securities:
U.S. Treasury securities	$25,291	$25,291	$—	$—
Corporate bonds	6,091	—	6,091	—
Total assets	$31,382	$25,291	$6,091	$—

	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CVR liability	$3,500	$—	$—	$3,500
Warrant liabilities	17,804	—	—	17,804
Total liabilities	$21,304	$—	$—	$21,304

Securities:
U.S. Treasury securities	$35,711	$35,711	$—	$—
Corporate bonds	6,010	—	6,010	—
Total assets	$41,721	$35,711	$6,010	$—

Warrants

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.84% - 4.04%	4.08% - 4.23%
Volatility	57.65% - 65.48%	62.14% - 68.68%
Dividend yield	0%		0%
Expected term (years)	0.78 - 3.65	1.02 - 3.89
Weighted average fair value	$2.38	$3.25

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Balance as of December 31, 2024	$17,804
Change in fair value measurement	(4,774)
Balance as of March 31, 2025	$13,030

For the three months ended March 31, 2025, the changes in fair value of the warrant liabilities primarily resulted from change in the discount rate.

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

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the CVRs (dollars in thousands):

Balance as of December 31, 2024	$3,500
Change in fair value measurement	(100)
Balance as of March 31, 2025	$3,400

For the three months ended March 31, 2025, the changes in fair value of contingent consideration primarily resulted from changes in market data and revenue projections.

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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended March 31,
	2025	2024
Awards under equity incentive plans	7,734,741	4,366,537
Common stock warrants	5,483,527	5,603,729
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	13,218,268	9,970,266

A reconciliation from net loss to basic net loss attributable to common stockholders per share of common stock and diluted net loss attributable to common stockholders per share of common stock for the three months ended March 31, 2025, and 2024, respectively, is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Basic and diluted net loss per share of common stock:
Net loss, basic and diluted	$(3,099)	$(16,622)
Weighted average number of shares of common stock outstanding, basic and diluted	54,096	41,779
Basic and diluted net loss per share of common stock	$(0.06)	$(0.40)

K.	Leases

The Company has operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. The Company determines if an arrangement is a lease at contract inception. Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company does not separate lease and non-lease components. Leases with a term of 12 months or less at commencement are not recorded on the unaudited condensed consolidated balance sheets. Lease expense for these arrangements is recognized on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of less than 1 year and up to approximately 4 years, some of which include options to extend the leases for up to 5 years, and some which include options to terminate the leases within 1 year.

The components of lease expense were as follows (in thousands):

	Three months ended March 31,
Lease Cost	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$1	$12
Total finance lease cost	1	12
Operating lease cost	118	93
Short-term lease cost	47	59
Variable lease cost	—	13
Less: sublease income	(39)	(39)
Total lease costs	$127	$138

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	215	123
Operating cash flows from short-term leases	47	59
Operating cash flows from variable lease costs	—	13

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,115	419

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	March 31,	December 31,
	2025	2024
Finance Leases
Property and equipment, at cost	$1,031	$1,031
Less: accumulated depreciation and amortization	(1,024)	(1,023)
Property and equipment, net	$7	$8

Operating Leases
Operating lease right-of-use assets	$1,636	$657
Total operating lease right-of-use assets	$1,636	$657

Current portion of operating lease liabilities	$589	$420
Operating lease liabilities, less current portion	1,158	372
Total operating lease liabilities	$1,747	$792

Weighted Average Remaining Lease Term
Operating leases (in years)	3	3

Weighted Average Discount Rate
Operating leases	12.3%	9.9%

Maturities of lease liabilities were as follows (in thousands):

Operating
Year Ending December 31,	Leases
2025 (excluding the three months ended March 31, 2025)	$595
2026	607
2027	545
2028	365
2029	40
Thereafter	—
Total lease payments	2,152
Less: future interest expense	(405)
Lease liabilities	$1,747

L.	Goodwill & Intangible Assets

The Company's goodwill balance was $4.7 million as of March 31, 2025, and December 31, 2024.

As of March 31, 2025, and December 31, 2024, non-amortizable intangible assets of $2.0 million related to in-process research and development associated with the Merger.

As of March 31, 2025, and December 31, 2024, the Company had a definite-lived intangible asset, net related to the acquisition of OLPRUVA as a result of the Merger of $60.0 million and $61.3 million, respectively. This is amortized on a straight-line basis over the OLPRUVA patent life of 13 years and is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was $1.3 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.

In connection with the XOMA License Agreement, the Company owed XOMA a royalty payment of $6.0 million upon approval of MIPLYFFA, which was paid in October 2024.  This definite-lived intangible asset is amortized on a straight-line basis over the MIPLYFFA patent life of approximately five years a nd is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was $0.3 million for the  three months ended March 31, 2025 . No amortization expense related to this definite-lived intangible asset was recognized for the  three months ended March 31, 2024 .

The definite-lived intangible assets that are subject to amortization have been reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts  may not be recoverable. The Company’s historical sales experience related to OLPRUVA resulted in management preparing an estimate of future cash flows used to assess the recoverability of such asset. Future cash flows specific to OLPRUVA, which most significantly includes an estimate of forecasted revenues, are based on reasonable and supportable assumptions regarding the cash flows expected to result from the use of the asset and its eventual disposition. As a result of the Company’s analysis, the asset was deemed to be fully recoverable and no impairments were recorded by the Company as of and for the three months ended March 31, 2025, and 2024.

For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to March 31, 2025, is expected to be as follows:

2025 (excluding the three months ended March 31, 2025)	$4,846
2026	$6,461
2027	$6,461
2028	$6,461
2029	$5,830

M.	Commitments and Contingencies

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

Litigation Related to the AZSTARYS License Agreement

In  September 2024, the Company became engaged in a legal dispute regarding the AZSTARYS License Agreement. The litigation is currently in the discovery phase. The Company cannot predict with certainty the timing or ultimate outcome of this litigation or its potential impact on the Company's business, financial condition, or results of operations. At this time, the Company has not recorded any accrual for contingent liability associated with this matter. The AZSTARYS License Agreement remains in effect during this litigation, and both parties continue to perform their respective obligations thereunder. However, there can be no assurance that this dispute will not have an adverse impact on the Company's relationship with Commave or on the Company's business. The Company will continue to monitor developments in this matter and will assess the potential impact on the Company's financial statements in future periods. The Company expects to incur significant legal expenses in connection with this litigation, which  may materially affect its results of operations in future periods.

As of March 31, 2025, and  December 31, 2024, no accruals were made related to commitments and contingencies.

N.	Subsequent Events

The Company evaluated events and transactions occurring subsequent to March 31, 2025, through May 13, 2025, the date the accompanying unaudited condensed consolidated financial statements were issued. During this period, other than the consummation of the sale of the PRV as disclosed in Note A, there were no subsequent events that required recognition in the accompanying unaudited condensed consolidated financial statements, nor were there any additional non-recognized subsequent events that required disclosure.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 12, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our five-year strategic plan is focused on the continued transformation of Zevra into a leading rare-disease company. In addition to the commercialization of OLPRUVA and the approval and subsequent launch of MIPLYFFA, in the third quarter of 2024 we discontinued our in-house drug discovery activities and closed our laboratory facilities in Iowa and Virginia to prioritize near-term resources for our late-stage clinical development and commercial opportunities. In the future, we plan to outsource our discovery and early development activities and further expand our pipeline through both internal development and through our business development activities to collaborate, partner, and potentially acquire additional assets. We intend to target assets that we believe will allow us to leverage the expertise and infrastructure that we have built to help mitigate risk and enhance our probability of success. If we are successful, expanding our pipeline could be accretive to our value proposition and has the potential to create incremental long-term value for stockholders.

During the first quarter of 2025, we withdrew the NDA for APADAZ, our approved product for the treatment of pain based on benzhydrocodone, our prodrug of hydrocodone. While this product has not been commercially available over the last few years, this decision eliminates all regulatory activities needed to maintain the approval, reducing costs for a product where currently there is not an economically viable addressable market. We will continue to optimize and curate our IP portfolio through a variety of avenues to extract value for the benefit of shareholders, as demonstrated through these recent activities. In addition, as part of our ongoing IP portfolio review, we licensed certain IP related to our pre-clinical stage prodrug of dextrorphan in April 2025 to an undisclosed party for an upfront payment of $250,000, potential future regulatory milestones of up to $8.45 million and single-digit royalties on net sales.

On September 20, 2024, the FDA approved the New Drug Application (“NDA”) for MIPLYFFA® (arimoclomol), for use in combination with miglustat for the treatment of neurological manifestations of Niemann-Pick disease type C (“NPC”) in adult and pediatric patients 2 years of age and older. MIPLYFFA is an orally-delivered treatment for NPC, which is an ultra-rare and progressive neurodegenerative disease. In connection with this approval, we received a transferable rare pediatric disease priority review voucher (“PRV”). On April 1, 2025, we consummated the sale of the PRV to a buyer, resulting in net proceeds of $148.3 million to the Company. MIPLYFFA has also been granted orphan medical product designation for the treatment of NPC by the European Commission. In November 2024, MIPLYFFA became commercially available for dispense.

On August 30, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (“Acer”). On November 17, 2023 (the “Closing Date”), we completed the acquisition of Acer (the “Merger”). Pursuant to the Merger Agreement, Acer continues as a wholly-owned subsidiary of Zevra. The Merger included the acquisition of OLPRUVA® (sodium phenylbutyrate) for oral suspension, which was approved by the FDA on December 27, 2022, for the treatment of certain urea cycle disorders (“UCDs”). In addition, we acquired Acer's pipeline of investigational product candidates, including celiprolol for the treatment of Vascular Ehlers-Danlos syndrome (“VEDS”) in patients with a confirmed type III collagen (COL3A1) mutation.

In May 2022, we purchased all of the assets and operations of Orphazyme A/S (“Orphazyme”) related to arimoclomol and agreed to assume an estimated reserve clawback liability of $5.2 million related to revenue generated from Orphazyme’s program in France, Accès Compassionnel (“French AC”).

Our Product Candidates and Approved Products

We have built a diverse portfolio of products and product candidates through a combination of internal development and strategic investments through acquisition. For example, we have employed our proprietary Ligand Activated Technology platform to develop approved products (e.g., AZSTARYS) and clinical development candidates (KP1077IH and KP1077N). Through our business development efforts, we have added commercial products (MIPLYFFA and OLPRUVA) and a clinical development candidate (celiprolol). We furthermore have a variety of product candidates and compounds that are clinical-stage and designed to address a variety of rare diseases and other indications.

Current commercial products and active development assets are summarized in the table below:

Active Zevra Commercial and Active Development Assets

Parent Drug	Indication	Product / Candidate	Development Status	Next Milestone(s)
Arimoclomol	Niemann-Pick disease type C (NPC)	MIPLYFFA	FDA Approved European Expanded Access Program (“EAP”)	Tracking Commercial Progress Target MAA Submission in H2 2025
Sodium phenylbutyrate	Urea Cycle Disorders (UCD)	OLPRUVA	FDA Approved	Tracking Commercial Progress
Celiprolol	Vascular Ehlers Danlos Syndrome (VEDS)	Celiprolol	Clinical - Phase 3	Phase 3 Ongoing
Serdexmethylphenidate	Idiopathic Hypersomnia (IH)	KP1077IH	Clinical - Phase 2	Phase 3 Trial Ready; Seeking Strategic Alternatives
Serdexmethylphenidate	Narcolepsy	KP1077N	Clinical - Phase 1/2	Phase 3 Trial Potential; Seeking Strategic Alternatives
Serdexmethylphenidate and dexmethylphenidate	Attention Deficit and Hyperactivity Disorder (ADHD)	AZSTARYS	FDA Approved and Partnered	Collecting Royalties and Milestones

These anticipated milestones are based on information currently available to us. Our current plans and expectations are subject to a number of uncertainties, risks and other important factors that could materially impact our plans, including risks which are not solely within our control. See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 12, 2025, as updated by Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

MIPLYFFA

NPC is characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 to 130,000 live births. We estimate that there are approximately 1,800 individuals with NPC in the U.S. and Europe combined, of which approximately 900 are in the U.S. and 1,100 are in the EU, where there is a mature market with an approved treatment available for NPC. Of these, approximately 300 to 350 people have been diagnosed in the U.S. However, diagnostic challenges may affect the number of potential patients, and we believe that the availability of treatment options in the U.S. could increase awareness of the disease and assist in more accurately identifying patients.

On September 20, 2024, the FDA approved the NDA for MIPLYFFA, an orally-delivered treatment, in combination with miglustat, for NPC, which is an ultra-rare and progressive neurodegenerative disease. MIPLYFFA, the first FDA-approved treatment for NPC, is indicated for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients two years of age and older. In addition, we received a transferable rare pediatric disease PRV in conjunction with the approval. On April 1, 2025, we completed the previously disclosed sale of the PRV (“Asset Sale”). The Asset Sale was completed pursuant to the terms of an asset purchase agreement, dated February 26, 2025 (the “PRV Transfer Agreement”). Pursuant to the PRV Transfer Agreement, the Company received gross proceeds of $150.0 million from the buyer upon the closing of the Asset Sale.

Effective therapies to treat NPC are desperately needed, and, for this reason, MIPLYFFA is currently being made available to NPC patients in France, Germany, and other EU member states under various EAPs. MIPLYFFA has also been granted orphan medical product designation for the treatment of NPC by the European Commission. As of March 31, 2025, there were a total of 122 enrollments to receive MIPLYFFA, which included conversion of all active participants in our U.S. EAP, which we expect to close by the end of the second quarter of 2025. Our commercial plans will focus on continuing to raise awareness among people who are living with NPC that are diagnosed and untreated, or undiagnosed. For MIPLYFFA, an enrollment is a prescription submitted to our specialty pharmacy, initiating the benefits investigation process to determine reimbursement and can lead to a 30-day paid dispense of MIPLYFFA.

Soon after approval of MIPLYFFA, the FDA approved a second therapy for NPC, AQNEURSA, which is approved for the treatment of neurological manifestations of NPC in adults and pediatric patients weighing ≥15 kg and is marketed by IntraBio, Inc.

To commercialize both of our commercial products, MIPLYFFA and OLPRUVA, in the U.S., we have built, or are making arrangements with third parties to perform, marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities.

Zevra holds global rights to develop and commercialize MIPLYFFA. We intend to seek regulatory approval for MIPLYFFA in the European Union (“EU”), and we are currently evaluating the potential to commercialize outside of the U.S. and/or to seek additional regulatory approvals to support future global commercialization opportunities. Our focus is currently on preparing for submission of a Marketing Authorisation Application, or MAA, in Europe in the second half of 2025.

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

●	Extensive clinical experience with favorable safety data. There have been no safety findings of concern with more than 600 patients treated in various clinical trials and through our EAPs.

●
Advantageous regulatory designations. MIPLYFFA has been granted orphan medical product designation for the treatment of NPC by the European Commission. On April 1, 2025, we completed the sale of the PRV, which we received  upon approval of MIPLYFFA.

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

During the quarter ended December 31, 2023, we began generating revenue from the sale of OLPRUVA in the U.S. Zevra has a partnership with Relief Therapeutics, who has rights to commercialize OLPRUVA in various EU countries, if approved. In addition, Zevra was obligated to pay royalties of 10% of U.S. net sales up to a maximum of $45.0 million, plus specified regulatory milestones, for total payments to Relief of up to $56.5 million. On April 10, 2025, the rights to this royalty were sold to Soleus Capital Management L.P.

During the first half of 2024, we initiated the commercial launch of OLPRUVA in the U.S. We have focused our initial efforts on the approximately 40 metabolic treatment centers of excellence (“COE”) across the United States, which treat the majority of UCD patients, to build awareness with physicians regarding the benefits of OLPRUVA. In the months since launch, our team has been able to engage with prescribers in more than 90% of these COEs. We have seen meaningful growth in reimbursement coverage, which was approximately 55% of U.S. covered lives at the time of acquisition, to now approximately 78%. In the third quarter of 2024, Zevra made a data-driven shift in our OLPRUVA commercial strategy to target specific patient segments that will receive the greatest benefit from OLPRUVA and face fewer reimbursement hurdles. To support this refinement in strategy, we focused our resources and promotional efforts in the third quarter to drive patient identification and to improve pull-through with payors. Specifically, we are targeting patients seeking greater lifestyle independence who could benefit from the “ammonia control on the go” that OLPRUVA offers.

OLPRUVA summary:

●

OLPRUVA is available in the U.S for the treatment of certain types of UCDs. OLPRUVA is an adjunctive therapy for long-term management of adults and children weighing 20kg or greater with UCD from deficiencies of CPS, OTC, or AS.

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

Celiprolol

The Merger with Acer included the acquisition of celiprolol. We are advancing celiprolol as an investigational product candidate for the treatment of VEDS in patients with a confirmed type III collagen (COL3A1) mutation. Celiprolol is a selective adrenergic modulator (“SAM”) and, if we receive the first approval in the U.S. for celiprolol, we believe it would be deemed a new chemical entity (“NCE”) in the U.S. Celiprolol is currently approved in certain EU states for the treatment of hypertension and angina.

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

Celiprolol received orphan drug designation from the FDA for the treatment of VEDS in 2015. In October 2018, a new celiprolol NDA was submitted to the FDA by Acer based on data obtained from the BBEST trial and was subsequently accepted by the FDA in October 2018 with priority review status. Following FDA review, Acer received a CRL from the FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with VEDS. Subsequently, Acer appealed the FDA decision. While the FDA denied the appeal, it described possible paths forward toward approval. In a May 2021 Type B meeting with the FDA, Acer discussed the conduct of an U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized clinical trial in patients with COL3A1 positive VEDS, and sought the FDA’s opinion on various proposed design features of the study.

Based on FDA's feedback during the Type B meeting, we adopted a decentralized (virtual) event-based clinical trial design and use of an independent centralized adjudication committee with a primary endpoint based on clinical events associated with disease outcome. In April 2022, the FDA granted celiprolol Breakthrough Therapy designation in the U.S. for the treatment of patients with COL3A1-positive VEDS.

In July 2022, Acer initiated enrollment in a Phase 3 long-term event-driven clinical trial designed based on the discussions from the May 2021 Type B meeting with the FDA, also known as the DiSCOVER trial. The DiSCOVER trial intends to enroll 150 VEDS patients, with 100 patients receiving celiprolol and 50 patients receiving placebo. Recruitment in the Phase-3 trial was restarted mid-2024 after a brief hiatus and the trial has 32 enrolled participants as of March 31, 2025. We believe that celiprolol could address significant unmet needs as there are currently no approved treatments for VEDS in the U.S.

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

KP1077

KP1077 is being developed and evaluated for the treatment of IH and narcolepsy. IH is a rare neurological sleep disorder affecting approximately 37,000 patients in the United States. The cardinal feature of IH is excessive daytime sleepiness (“EDS”), characterized by daytime lapses into sleep, or an irrepressible need to sleep that persists even with adequate or prolonged nighttime sleep. Additionally, those with IH have extreme difficulty waking, otherwise known as “sleep inertia,” suffer from severe and debilitating brain fog, and may fall asleep unintentionally or at inappropriate times, also known as narcolepsy. These symptoms often further lead to reported memory problems, difficulty maintaining focus, and depression.

Narcolepsy is a rare, chronic, debilitating neurologic disorder of sleep-wake state instability that impacts up to 200,000 Americans and is primarily characterized by EDS and cataplexy (sudden loss of muscle tone while a person is awake) along with other manifestations of rapid eye movement, sleep dysregulation, which intrude into wakefulness. In most patients, narcolepsy is caused by the loss of hypocretin, a neuropeptide in the brain that supports sleep-wake state stability. Typical symptom onset occurs in adolescence or young adulthood, but it can take up to a decade to be properly diagnosed. Although there are several approved medications for narcolepsy, we believe a treatment option based on serdexmethylphenidate (“SDX”), our proprietary prodrug of d-methylphenidate (“d-MPH”), which has previously been classified as a Schedule IV controlled substance, may be beneficial.

There is currently only one approved product for the treatment of IH, XYWAV, developed by Jazz Pharmaceuticals. A second product, WAKIX, developed by Harmony Biosciences (“Harmony”), was originally approved for the treatment of EDS or cataplexy in adult patients with narcolepsy, but in October 2023, Harmony announced that the difference in outcome for EDS when comparing WAKIX and placebo in its Phase 3 trial with IH patients did not reach statistical significance. Prescribers also utilize narcolepsy medications and various stimulant products “off-label” to treat IH symptoms, with methylphenidate, a stimulant which has been classified by the DEA as a Schedule II controlled substance, being one of the most commonly used stimulants for treating IH. While each of these medications can help to address certain IH symptoms, there are also potential shortcomings, including dosing inconvenience, serious adverse events, such as elevated blood pressure and heart rate, and significant drug-to-drug interactions (“DDIs”), including with medications used to manage contraception and depression. In addition, patients have indicated that the effectiveness of their current medication was poor.

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

KP1077 utilizes SDX, our prodrug of d-MPH, as its active pharmaceutical ingredient (“API”). During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN, a commonly prescribed central nervous system (“CNS”) stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial, which showed the potential for higher dose formulations of SDX to be safe and well tolerated while avoiding the potential for greater cardiovascular safety risk compared to immediate-release and long-acting formulations of RITALIN.

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

●

No currently approved generic equivalent product. KP1077 contains SDX, our proprietary prodrug of d-methylphenidate, also known as the new chemical name, serdexmethylphenidate, by the U.S. Adopted Names Council of the American Medical Association, which means that there may be no generic equivalent product for KP1077 in most states, making drug-equivalent substitution potentially difficult at the pharmacy.

●

Orphan drug designation. Because the size of the IH patient population is small, the FDA has granted KP1077 orphan drug designation for the treatment of IH. We believe KP1077 may potentially be eligible for fast-track and breakthrough therapy designation, which may provide various regulatory benefits for the development program.

AZSTARYS (Partnered product)

AZSTARYS contains d-MPH and our prodrug of d-MPH, SDX. On March 2, 2021, the FDA approved AZSTARYS as a once-daily treatment for attention deficit hyperactivity disorder (ADHD), in patients age six years and older. AZSTARYS is currently being marketed in the U.S. under our September 2019 collaboration and license agreement, or the AZSTARYS License Agreement, with Commave. Under the AZSTARYS License Agreement, we granted Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX and used to treat ADHD or any other CNS disease. In July 2020, we entered into the consulting agreement with Corium, Inc. (“Corium”), under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS.

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

In April 2021, we entered into the AZSTARYS Amendment (“AZSTARYS Amendment”). Pursuant to the AZSTARYS Amendment, we and Commave agreed to modify the compensation terms of the AZSTARYS License Agreement. Commave paid us $10.0 million in connection with the execution of the AZSTARYS Amendment following the FDA approval of AZSTARYS in the United States. Corium also paid us $10.0 million following the SDX scheduling determination by the DEA, which occurred on May 7, 2021. In addition, the AZSTARYS Amendment increased the total remaining future regulatory and sales milestone payments related to AZSTARYS up to an aggregate of $590.0 million. The AZSTARYS License Agreement will continue on a product-by-product basis (i) until expiration of the royalty term for the applicable product candidate in the United States and (ii) perpetually for all other countries.

In May 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary API in AZSTARYS, was classified as a Schedule IV controlled substance by the DEA. AZSTARYS is classified as a Schedule II controlled substance as its formulation includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively.

Other Third-Party Agreements

Distributor Agreement

Our current single distributor for sales of our approved products, MIPLYFFA and OLPRUVA, is a specialty pharmacy provider. The Company, however, may establish additional specialty distributors or other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements, we may enter into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of our products.

Relief Exclusive License Agreement

As a condition to entering into the Merger Agreement, Acer and Relief Therapeutics SA (“Relief”) entered into an exclusive license agreement on August 30, 2023 (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the EU, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (“Geographical Europe”). We have the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe.

OLPRUVA License Agreement

Pursuant to the Relief License Agreement, Zevra was obligated to pay royalties of 10% of U.S. net sales up to a maximum of $45.0 million, plus specified regulatory milestones, for total payments to Relief of up to $56.5 million. On April 10, 2025, the rights to this royalty were sold to Soleus Capital Management L.P.

License Agreements Related to MIPLYFFA (arimoclomol)

Prior to our acquisition of the assets of Orphazyme in May 2022, Orphazyme had entered into an asset purchase agreement with LadRx Corporation, which was assigned to XOMA (US) LLC, a wholly-owned subsidiary of XOMA Corporation (“XOMA”), in June 2023 (“XOMA License Agreement”), as well as a license agreement with Kansas University (“KU”) and UCLB Business, PLC (“UCLB”) (the “KU/UCLB License Agreement”). Under the XOMA License Agreement, XOMA is entitled to certain net sales and regulatory milestone payments in addition to a mid-single digit royalty with respect to worldwide net sales of MIPLYFFA. Under the KU/UCLB License Agreement, KU and UCLB, respectively, are entitled to a low-single digit royalty with respect to worldwide net sales of MIPLYFFA.

Aquestive Termination Agreement

Under our March 2012 termination agreement with Aquestive Therapeutics (“Aquestive”), Aquestive has the right to receive a royalty amount equal to 10% of any value generated by AZSTARYS and any product candidates containing SDX. In connection with the AZSTARYS License Agreement, we paid Aquestive a royalty equal to 10% of the quarterly royalty payments and of the regulatory and net sales milestones.

Results of Operations

Comparison of the three months ended March 31, 2025, and 2024 (in thousands):

	Three months ended March 31,		Period-to-
	2025	2024	Period Change
Revenue, net	$20,401	$3,425	$16,976
Cost of product revenue (excluding $1,615 and $1,528 in intangible asset amortization for the three months ended March 31, 2025, and March 31, 2024, respectively, shown separately below)	1,345	175	1,170
Intangible asset amortization	1,615	1,528	87
Operating expenses:
Research and development	3,258	12,277	(9,019)
Selling, general and administrative	19,545	9,931	9,614
Total operating expenses	22,803	22,208	595
Loss from operations	(5,362)	(20,486)	15,124
Other income (expense):
Interest expense	(1,969)	(735)	(1,234)
Fair value adjustment related to warrant and CVR liability	4,874	3,627	1,247
Fair value adjustment related to investments	(3)	(27)	24
Interest and other income, net	543	929	(386)
Total other income	3,445	3,794	(349)
Income (loss) before income taxes	(1,917)	(16,692)	14,775
Income tax (expense) benefit	(1,182)	70	(1,252)
Net loss	$(3,099)	$(16,622)	$13,523

Net Loss

Net loss for the three months ended March 31, 2025, was $3.1 million, compared to net loss of $16.6 million for the three months ended March 31, 2024, a decrease in net loss of $13.5 million. The change was primarily attributable to a decrease in loss from operations of $15.1 million.

Revenue

Revenue for the three months ended March 31, 2025, was $20.4 million, compared to revenue of $3.4 million for the three months ended March 31, 2024 an increase of $17.0 million. The increase was primarily due to an increase in product sales of MIPLYFFA of $17.1 million.

Cost of product revenue

Cost of product revenue for the three months ended March 31, 2025,  increased by approximately $1.2 million compared to the cost of product revenue for the three months ended March 31, 2024, primarily due to royalty costs related to product sales of MIPLYFFA.

Intangible asset amortization

Intangible asset amortization for the three months ended March 31, 2025, increased by approximately $0.1 million compared to the intangible asset amortization for the three months ended March 31, 2024, due to amortization expense related to definite-lived intangible assets acquired in the Merger .

Research and development

Research and development expenses decreased by $9.0 million, from $12.3 million for the three months ended March 31, 2024, to $3.3 million for the three months ended March 31, 2025. This decrease was primarily driven by a decrease in spending for the ongoing Phase 2 clinical study in KP1077 and a decrease in personnel-related costs.

Selling, general and administrative

Selling, general and administrative expenses increased by $9.6 million, from $9.9 million for the three months ended March 31, 2024, to $19.5 million for the three months ended March 31, 2025. The period-over-period increase was primarily related to an increase in personnel-related costs, professional fees, and other expenses as we continue to build our commercial organization.

Other income

Other income for the three months ended March 31, 2025, was $3.4 million compared to other income of $3.8 million for the three months ended March 31, 2024. This change was primarily attributable to an increase in interest expense of $1.2 million and a decrease in interest and other income of $0.4 million, partially offset by an increase in the fair value adjustment related to warrant and CVR liability of $1.2 million.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2025, we have funded our research and development and operating activities primarily through the issuance of debt and equity and from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, and consulting agreements. As of March 31, 2025, we had cash, cash equivalents and investments of $68.7 million.

On February 26, 2025, we entered into the PRV Transfer Agreement, pursuant to which we agreed to sell the PRV to the buyer, subject to customary closing conditions. Pursuant to the PRV Transfer Agreement, the buyer agreed to pay the Company $150.0 million, payable in cash, upon the closing of the sale. On April 1, 2025, the asset sale was consummated, resulting in net proceeds of $148.3 million to the Company.

We have had recurring negative net operating cash flows throughout our operating history, and we cannot guarantee or predict when we may begin to consistently generate positive net cash flows from operations, or if at all. We expect that our sources of revenue will be from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, consulting agreements, and any other future arrangements related to one or more of our products or product candidates.

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

On June 4, 2024, we filed a registration statement on Form S-3 (File No. 333-279941) (the “June 2024 Registration Statement”) under which we sell securities, including as may be issuable upon conversion, redemption, repurchase, exchange or exercise of securities, in one or more offerings up to a total aggregate offering price of $350.0 million, $75.0 million of which was allocated to the sale of the shares of common stock issuable under the 2024 ATM Agreement. The registration statement was declared effective on June 13, 2024.

August 2024 Offering

On August 8, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the offering, issuance and sale by us of 9,230,770 shares of our common stock at a public offering price of $6.50 per share, pursuant to the June 2024 Registration Statement and a related prospectus supplement dated August 8, 2024 filed with the SEC (the “August 2024 Offering”). Under the terms of the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,384,615 shares of our common stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full on August 9, 2024. The August 2024 Offering closed on August 12, 2024. Total shares issued were 10,615,385. Net proceeds from the offering were approximately $64.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We intend to use the net proceeds of the offering to support the commercial launch activities for MIPLYFFA, continued commercial support for OLPRUVA and the continued development of celiprolol through potential NDA filings and other general corporate purposes.

Entry into 2024 ATM Agreement

On July 12, 2024, we entered into an equity distribution agreement (the “2024 ATM Agreement”) with Citizens JMP Securities LLC (“Citizens JMP”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as its sales agent. The issuance and sale, if any, of common stock by us under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. As of March 31, 2025, no shares have been issued or sold under the 2024 ATM Agreement.

Merger

The assets acquired and liabilities assumed were recorded based on their acquisition date fair values. Consideration for the Merger was $72.6 million and consists of (i) approximately 2.96 million shares of Zevra common stock valued at $12.8 million, (ii) the Bridge Loan advances of $17.8 million, (iii) $12.0 million in cash paid to Nantahala; (iv) 2.27 million shares of Zevra Common Stock issued to Nantahala valued at $11.5 million based on the VWAP of shares of Zevra Common Stock during the 20 consecutive trading days ending on the trading date prior to August 30, 2023; (v) a secured promissory note payable by Zevra to Nantahala in the original principal amount of $5.0 million, (vi) $8.5 million in the estimated fair value of contingent consideration related to the CVRs, (vii) approximately 0.9 million shares of Zevra Common Stock issued to a former holder of Acer warrants valued at $4.0 million based on Zevra's common stock price on the Effective Date and (viii) $1.0 million in notes payable paid by the Company on Acer's behalf. In addition, effective as of immediately prior to the Effective Time, all of the outstanding and unexercised Acer stock options were automatically cancelled and ceased to exist without any cash or other consideration being paid or provided in respect thereof.

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

Term Loans

On April 5, 2024 (the “Term Loans Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P., and Perceptive Credit Holdings IV, LP (collectively, the “Lenders”), and Alter Domus (US) LLC, as administrative agent (the “Administrative Agent”).

Under the terms of the Credit Agreement, the Lenders provided a senior secured loan facility to us in the aggregate principal amount of $100.0 million, which is divided into three tranches as follows: (i) $60.0 million which was funded in full on the Term Loans Closing Date; (ii) $20.0 million which is available to us in up to two drawings, each in an amount not to exceed $10.0 million, at the Company’s option until 18 months following the Term Loans Closing Date; and (iii) $20.0 million which was available to us upon approval by the FDA of the NDA for MIPLYFFA for the treatment of NPC, at our option until December 31, 2024 and which has therefore expired (collectively, the “Term Loans”).

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

The Credit Agreement contains customary affirmative and negative covenants by us, which among other things, will require us to provide certain financial reports to the Lenders, meet certain minimum net product sales amounts, and limit our ability to incur or guarantee additional indebtedness, engage in certain transactions, and effect a consolidation or merger without consent. In addition, as long as the line of credit remains active, we must maintain a minimum cash balance of $20.0 million to ensure that we can meet our immediate capital needs. Our obligations under the Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, covenant defaults, insolvency, material judgments, or inaccuracy of representations and warranties. The Term Loans are secured by a first priority perfected lien on, and security interest in, substantially all of our current and future assets. The proceeds of the Term Loans were used to refinance certain of our previously existing indebtedness. We will use the remaining proceeds to pay fees and expenses related to the debt financing and fund the development and commercialization of MIPLYFFA and OLPRUVA.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025, and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(8,222)	$(16,165)
Net cash provided by investing activities	10,542	14,793
Net cash provided by financing activities	1,607	1,217
Effect of exchange rate changes on cash and cash equivalents	(372)	(45)
Net increase (decrease) in cash and cash equivalents	$3,555	$(200)

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities of $8.2 million consisted of a net loss of $3.1 million and changes in working capital of $6.8 million, partially offset by $1.7 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs; partially offset by revenue received from product sales of MIPLYFFA and OLPRUVA, royalties generated under the AZSTARYS License Agreement, and reimbursements received under the French AC. The changes in working capital consisted of $7.3 million related to a change in accounts payable and accrued expenses, a $0.2 million change in inventories, $0.2 million related to a change in operating lease liabilities, $2.1 million related to a change in accounts and other receivables, partially offset by an increase of $0.6 million related to a change in other liabilities, $0.3 million in prepaids and other assets, $0.2 million related to a change in operating lease right-of-use assets, and $1.9 million related to a change in discount and rebate liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $3.1 million, interest expense of $0.7 million, and $2.8 million related to depreciation, amortization and other items, partially offset by a change in the fair value of warrant and CVR liability of $4.9 million.

For the three months ended March 31, 2024, net cash used in operating activities of $16.2 million consisted of a net loss of $16.6 million and $0.2 million in changes in working capital; partially offset by $0.6 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs; partially offset by revenue received from product sales of OLPRUVA, reimbursements received under the French AC, and royalties or net sales milestone payments generated under the AZSTARYS License Agreement. The changes in working capital consisted of $7.4 million related to a change in accounts payable and accrued expenses, $0.1 million related to a change in operating lease liabilities, $2.6 million related to a change in inventories, and $0.3 million related to a change in other liabilities; partially offset by $9.1 million related to a change in accounts and other receivables, $1.0 million related to a change in discount and rebate liabilities, and $0.1 million related to a change in operating lease right-of-use assets. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $2.1 million, interest expense of $0.2 million, and $1.9 million related to depreciation, amortization and other items; partially offset by a change in the fair value of warrant and CVR liability of $3.6 million.

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $10.5 million, which was primarily attributable to maturities of investments of $18.0 million, partially offset by $7.4 million in purchases of investments.

For the three months ended March 31, 2024, net cash provided by investing activities was $14.8 million, which was primarily attributable to maturities of investments.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $1.6 million, which was primarily attributable to proceeds from the issuance of stock of $2.0 million partially offset by payments of principal on insurance financing arrangements of $0.4 million.

For the three months ended March 31, 2024, net cash provided by financing activities was $1.2 million, which was primarily attributable to proceeds from the issuance of stock.

Future Funding Requirements

We believe our available cash and cash equivalents, together with our ability to generate operating cash flow and our access to short-term and long-term borrowings, are sufficient to fund our existing and planned capital requirements for at least the next twelve months and the foreseeable future.

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

Potential near-term sources of additional funding include:

●	any royalties or net sales milestone payments generated under the AZSTARYS License Agreement;

●	any reimbursements received for arimoclomol under the French AC;

●	any product sales of OLPRUVA; and

●	any product sales of MIPLYFFA.

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

To date, we have generated revenue from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, and consulting agreements. We expect that, for the foreseeable future, our sources of revenues will be from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, consulting agreements, and any other future arrangements related to one or more of our products or product candidates. We cannot guarantee that our current commercialization strategies, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the AZSTARYS License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to receive reimbursements under the French AC or successfully commercialize MIPLYFFA or OLPRUVA. We also expect to continue to incur significant additional costs associated with operating as a public company.

We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. In addition, we cannot guarantee that we will be able to generate sufficient proceeds from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, consulting agreements, or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.

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

Our critical accounting policies have not changed materially from those described in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 12, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 12, 2025, our motion to dismiss was denied and the case is now in the discovery phase. We strongly disagree with Commave's allegations and believe this lawsuit is without merit.

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

Other than as disclosed herein, we believe there is no litigation pending that would reasonably be expected to, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider all the risk factors and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 12, 2025, before investing in our common stock. Other than as described below, there have been no material changes to the risk factors described in that report. If any such risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of the risk factors in our Annual Report on Form 10-K and below, and the other factors described in in this Quarterly Report on Form 10-Q.

Significant political, trade, regulatory developments, and other circumstances beyond our control could delay, prevent or impair our development or commercialization efforts.

Trade policies, geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures affect regions where manufacturing and product development activities take place or raw materials are sourced. For example, the U.S. government has recently imposed tariffs on certain foreign goods, and some foreign governments have threatened or instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and other countries, the response of such countries, and exemptions or exclusions that may be granted. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact supply chains. As these tensions continue to rise, more targeted approaches on certain products, industries or companies could significantly impact our development and commercialization efforts. Further, such actions by the U.S. could result in other retaliatory actions by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

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

Changes in U.S. immigration policies could impact our ability to attract and retain international talent. As a company with employees outside the U.S., restrictions or delays in immigration processing, visa issuance, or changes to work authorization requirements could hinder our ability to hire or retain qualified personnel needed for our operations. These challenges may increase our recruitment costs or delay key projects that require specialized expertise.

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

      None.

(c) Insider Trading Arrangements and Policies.

On March 21, 2025, Neil F. McFarlane, President and Chief Executive Officer, adopted a Rule 10b5- 1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5- 1(c) for the sale of up to 125,125 shares of the Company’s common stock until March 19, 2026.

On March 26, 2025, Adrian W. Quartel, Chief Medical Officer, adopted a Rule 10b5- 1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5- 1(c) for the sale of up to 79,533 shares of the Company’s common stock until March 31, 2026.

On March 27, 2025, R. LaDuane Clifton, Chief Financial Officer and Treasurer, adopted a Rule 10b5- 1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5- 1(c) for the sale of up to 14,000 shares of the Company’s common stock until March 31, 2026.

On March 27, 2025, Joshua Schafer, Chief Commercial Officer, adopted a Rule 10b5- 1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5- 1(c) for the sale of up to 13,875 shares of the Company’s common stock until March 31, 2026.

On March 27, 2025, Rahsaan Thompson, Chief Legal Officer, Secretary, and Compliance Officer, adopted a Rule 10b5- 1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5- 1(c) for the sale of up to 28,080 shares of the Company’s common stock until March 31, 2026.

On March 27, 2025, Timothy J. Sangiovanni, Senior Vice President, Finance and Corporate Controller, adopted a Rule 10b5- 1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5- 1(c) for the sale of up to 4,750 shares of the Company’s common stock until March 31, 2026.

Other than as disclosed above, during the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5- 1 trading arrangement” or “non-Rule 10b5- 1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
2.1*+ †	Asset Purchase Agreement dated February 26, 2025.
3.1	Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 21, 2015).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective as of December 23, 2020 (incorporated herein by reference to Registrant's Current Report on Form 8-K as filed with the SEC on December 23, 2020).
3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 24, 2023).
3.2	Amended and Restated Bylaws, as currently in effect, of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 28, 2024).
4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
10.1*	Tenth Amended and Restated Non-Employee Director Compensation Policy effective February 15, 2025.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

Zevra Therapeutics, Inc.

Date: May 13, 2025	By:	/s/ Neil F. McFarlane
Neil F. McFarlane
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA
Chief Financial Officer and Treasurer (Principal Financial Officer)