Form 10-Q
period 2025-09-30
ZEVRA THERAPEUTICS, INC.
filed 2025-11-05
CIK 1434647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
As of November 3, 2025, the registrant had 56,297,535 shares of common stock outstanding.

ZEVRA THERAPEUTICS, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 12, 2025 (the “Annual Report on Form 10-K”), and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:
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

NOTE REGARDING COMPANY REFERENCE
Unless the context otherwise requires, we use the terms “Zevra,” “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q to refer to Zevra Therapeutics, Inc. We have proprietary rights to a number of trademarks and service marks used in this Quarterly Report on Form 10-Q that are important to our business, including MIPLYFFA® and its related logo, OLPRUVA® and its related logo, LAT®, and the Zevra companies' logos. In addition, Zevra Therapeutics® and Zevra® are both registered trademarks of the Company. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
On August 30, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (“Acer”). On November 17, 2023 (the “Closing Date”), Zevra completed the acquisition of Acer (the “Merger”). Pursuant to the Merger Agreement, on the Closing Date, Acer continued as the surviving entity and as a wholly-owned subsidiary of Zevra.

PART I — FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$54,439	$33,785
Securities at fair value, current	145,070	35,711
Accounts and other receivables	16,841	10,509
Prepaid expenses and other current assets	7,398	4,052
Inventories, current	1,367	1,970
Total current assets	225,115	86,027
Securities at fair value, noncurrent	30,865	6,010
Inventories, noncurrent	720	10,999
Property and equipment, net	488	356
Operating lease right-of-use assets	1,337	657
Goodwill	4,701	4,701
Intangible assets, net	6,737	68,993
Other long-term assets	153	384
Total assets	$270,116	$178,127

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$11,072	$25,456
Current portion of operating lease liabilities	441	420
Current portion of discount and rebate liabilities	5,609	4,989
Other current liabilities	8,990	3,200
Total current liabilities	26,112	34,065
Long-term debt	61,310	59,504
Warrant liability	13,767	17,804
Income tax payable	17,464	14,431
Operating lease liabilities, less current portion	966	372
Discount and rebate liabilities, less current portion	13,337	7,655
Other long-term liabilities	3,995	4,630
Total liabilities	136,951	138,461

Commitments and contingencies (Note M)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2025, or December 31, 2024	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized; 57,793,414 shares issued and 56,217,722 shares outstanding as of September 30, 2025; 55,246,401 shares issued and 53,670,709 shares outstanding as of December 31, 2024	6	5
Additional paid-in capital	580,783	555,302
Treasury stock, at cost	(10,983)	(10,983)
Accumulated deficit	(434,225)	(505,289)
Accumulated other comprehensive (loss) income	(2,416)	631
Total stockholders' equity	133,165	39,666
Total liabilities and stockholders' equity	$270,116	$178,127
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue, net	$26,063	$3,695	$72,345	$11,569
Cost of product revenue (excluding $315 and $1,545 in intangible asset amortization for the three months ended September 30, 2025, and 2024, respectively, and $3,546 and $4,619 in intangible asset amortization for the nine months ended September 30, 2025, and 2024, respectively, shown separately below)	1,238	2,303	14,962	6,051
Intangible asset amortization	315	1,545	3,546	4,619
Impairment of intangible assets	—	—	58,710	—
Operating expenses:
Research and development	3,432	10,945	10,123	33,743
Selling, general and administrative	16,935	16,208	57,262	38,743
Total operating expenses	20,367	27,153	67,385	72,486
Income (loss) from operations	4,143	(27,306)	(72,258)	(71,587)
Other (expense) income:
Gain on sale of PRV	—	—	148,325	—
Interest expense	(2,051)	(2,312)	(6,029)	(5,157)
Fair value adjustment related to warrant and CVR liability	(5,506)	(4,746)	(1,379)	4,660
Fair value adjustment related to investments	124	90	119	64
Interest and other income, net	2,313	1,049	5,234	2,248
Total other (expense) income	(5,120)	(5,919)	146,270	1,815
(Loss) income before income taxes	(977)	(33,225)	74,012	(69,772)
Income tax benefit (expense)	433	—	(2,948)	—
Net (loss) income	$(544)	$(33,225)	$71,064	$(69,772)

Net (loss) income per share of common stock:
Basic	$(0.01)	$(0.69)	$1.20	$(1.59)
Diluted	$(0.01)	$(0.69)	$1.16	$(1.59)

Weighted-average shares of common stock outstanding:
Basic	55,951,572	47,808,817	54,949,483	43,843,851
Diluted	55,951,572	47,808,817	56,782,763	43,843,851
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(544)	$(33,225)	$71,064	$(69,772)
Other comprehensive income (loss):
Foreign currency translation adjustment	12	(536)	(3,047)	(72)
Other comprehensive income (loss):	12	(536)	(3,047)	(72)
Comprehensive (loss) income	$(532)	$(33,761)	$68,017	$(69,844)
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (Loss)	Equity
Balance as of January 1, 2025	$5	$555,302	$(10,983)	$(505,289)	$631	$39,666
Net loss	—	—	—	(3,099)	—	(3,099)
Stock-based compensation expense	—	3,115	—	—	—	3,115
Issuance of common stock in exchange for consulting services	—	75	—	—	—	75
Issuance of common stock for options exercised or RSUs vested	—	1,979	—	—	—	1,979
Other comprehensive loss	—	—	—	—	(713)	(713)
Balance as of March 31, 2025	$5	$560,471	$(10,983)	$(508,388)	$(82)	$41,023
Net income	—	—	—	74,707	—	74,707
Stock-based compensation expense	—	2,464	—	—	—	2,464
Issuance of common stock as part of the Employee Stock Purchase Plan	—	413	—	—	—	413
Issuance of common stock for options exercised or RSUs vested	1	968	—	—	—	969
Other comprehensive loss	—	—	—	—	(2,346)	(2,346)
Balance as of June 30, 2025	$6	$564,316	$(10,983)	$(433,681)	$(2,428)	$117,230
Net loss	—	—	—	(544)	—	(544)
Stock-based compensation expense	—	2,771	—	—	—	2,771
Issuance of common stock for options exercised or RSUs vested	—	573	—	—	—	573
Issuance of common stock for stock warrants exercised	—	13,123	—	—	—	13,123
Other comprehensive income	—	—	—	—	12	12
Balance as of September 30, 2025	$6	$580,783	$(10,983)	$(434,225)	$(2,416)	$133,165
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (Loss)	Equity
Balance as of January 1, 2024	$4	$472,664	$(10,983)	$(399,778)	$(43)	$61,864
Net loss	—	—	—	(16,622)	—	(16,622)
Stock-based compensation expense	—	2,190	—	—	—	2,190
Issuance of common stock in exchange for consulting services	—	56	—	—	—	56
Issuance of common stock for options exercised	—	1,146	—	—	—	1,146
Other comprehensive income	—	—	—	—	184	184
Balance as of March 31, 2024	$4	$476,056	$(10,983)	$(416,400)	$141	$48,818
Net loss	—	—	—	(19,925)	—	(19,925)
Stock-based compensation expense	—	2,688	—	—	—	2,688
Issuance of common stock in exchange for consulting services	—	193	—	—	—	193
Issuance of common stock as part of the Employee Stock Purchase Plan	—	424	—	—	—	424
Other comprehensive income	—	—	—	—	280	280
Balance as of June 30, 2024	$4	$479,361	$(10,983)	$(436,325)	$421	$32,478
Net loss	—	—	—	(33,225)	—	(33,225)
Stock-based compensation expense	—	6,229	—	—	—	6,229
Issuance of common stock in public offering	1	64,516	—	—	—	64,517
Issuance of common stock in exchange for consulting services	—	150	—	—	—	150
Issuance of common stock for options exercised	—	157	—	—	—	157
Other comprehensive loss	—	—	—	—	(536)	(536)
Balance as of September 30, 2024	$5	$550,413	$(10,983)	$(469,550)	$(115)	$69,770
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$71,064	$(69,772)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	8,350	10,888
Impairment of intangible assets	58,710	—
Inventory obsolescence charge	11,681	5,244
Income tax expense	2,948	—
Depreciation and amortization expense	3,692	4,741
Non-cash interest expense	2,037	1,489
Fair value adjustment related to warrant and CVR liability	1,379	(4,660)
Accretion on investments	(2,271)	—
Fair value adjustment related to investments	(119)	(64)
Consulting fees paid in common stock	75	399
Loss on foreign currency exchange rates	126	147
Gain on sale of PRV	(148,325)	—
Change in assets and liabilities:
Accounts and other receivables	(5,610)	9,587
Prepaid expenses and other current assets	(3,342)	(452)
Inventories	(780)	(4,159)
Operating lease right-of-use assets	476	389
Accounts payable and accrued expenses	(15,999)	(10,590)
Discount and rebate liabilities	4,517	4,824
Operating lease liabilities	(546)	(395)
Other liabilities	4,823	(1,031)
Net cash used in operating activities	(7,114)	(53,415)

Cash flows from investing activities:
Purchases of property and equipment	(866)	—
Disposals of property and equipment	589	—
Purchases of investments	(222,823)	(41,488)
Maturities of investments	91,000	24,798
Proceeds from sale of PRV	150,000	—
Net cash provided by (used in) investing activities	17,900	(16,690)

Cash flows from financing activities:
Proceeds from issuance of debt, net of lender fees	—	58,990
Payment of third-party debt issuance costs	—	(2,091)
Repayment of debt	—	(42,700)
Proceeds from insurance financing arrangements	—	1,082
Proceeds from Employee Stock Purchase Plan	413	643
Proceeds from issuance of stock	—	64,516
Proceeds from issuance of common stock for options exercised or RSUs vested	3,520	1,303
Proceeds from issuance of common stock for warrants exercised	5,957	—
Payments of principal on insurance financing arrangements	(372)	(431)
Net cash provided by financing activities	9,518	81,312
Effect of exchange rate changes on cash and cash equivalents	350	(217)
Net increase in cash and cash equivalents	20,654	10,990
Cash and cash equivalents, beginning of period	33,785	43,049
Cash and cash equivalents, end of period	$54,439	$54,039

Supplemental cash flow information:
Cash paid for interest	$3,992	$3,668
Right-of-use assets obtained in exchange for lease liabilities	1,115	419
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A.    Description of Business, Basis of Presentation, and Significant Transactions
Organization
Zevra Therapeutics, Inc. (the “Company” or “Zevra”) is a purpose-driven, commercial-stage company focused on bringing life-changing therapeutics to people living with rare diseases. The Company has a diverse portfolio of products and product candidates, which includes pre-clinical, clinical, and commercial stage assets.
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

Entry into 2024 ATM Agreement
On July 12, 2024, the Company entered into an equity distribution agreement (the “2024 ATM Agreement”) with Citizens JMP Securities LLC (“Citizens JMP”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as its sales agent. The issuance and sale, if any, of common stock by the Company under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. As of September 30, 2025, no shares have been issued or sold under the 2024 ATM Agreement.
Reclassifications
Certain reclassifications were made to historical period's unaudited condensed consolidated financial statements to conform to the classifications used in the current year. These reclassifications had no impact on the consolidated net (loss) income, changes in stockholder's equity, or cash flows previously reported.
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
Investments
The Company maintains investment securities that are classified as available-for-sale securities for which the Company has elected the fair value option under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. As such, these securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the unaudited condensed consolidated statements of operations. The securities primarily consist of U.S. Treasury securities and corporate bonds and are included in securities at fair value in the unaudited condensed consolidated balance sheets. As of September 30, 2025, and December 31, 2024, the Company held securities with an aggregate fair value of $175.9 million and $41.7 million, respectively, that contained an aggregate unrealized gain of $119,000 and $18,000, respectively. For securities held at September 30, 2025, approximately $145.1 million mature within one year and approximately $30.9 million mature in one to three years. Applying fair value accounting to these debt securities more accurately represents the Company's investment strategy due to the fact that excess cash is currently being invested for the purpose of funding future operations. Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities. Interest income is included in interest and other income, net, in the unaudited condensed consolidated statements of operations.
Variable Interest Entities
The primary beneficiary of a variable interest entity (“VIE”) is required to consolidate the assets and liabilities of the VIE. When the Company obtains a variable interest in another entity, it assesses at the inception of the relationship and upon occurrence of certain significant events whether the entity is a VIE and, if so, whether the Company is the primary beneficiary of the VIE based on its power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the Company's obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE.
To assess whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, the Company considers all the facts and circumstances, including the Company's role in establishing the VIE and the

Company's ongoing rights and responsibilities. The assessment includes identifying the activities that most significantly impact the VIE's economic performance and identifying which party, if any, has the power to direct those activities. In general, the parties that make the most significant decisions affecting the VIE (management and members of the Board of Directors) are deemed to have the power to direct the activities of a VIE.
To assess whether the Company has the obligation to absorb losses of the VIE or the rights to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of its economic interests that are deemed to be variable interests in the VIE.
This assessment requires judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. On August 30, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (“Acer”). On November 17, 2023 (the “Closing Date”), Zevra completed the acquisition of Acer (the “Merger”). Pursuant to the Merger Agreement, on the Closing Date, Acer continued as the surviving entity and as a wholly-owned subsidiary of Zevra. As of September 30, 2025, and December 31, 2024, the Company identified Acer to be the Company's sole interest in a VIE. As Zevra is the final decision maker for all of Acer's research, development, and commercialization of drug candidates that it is producing, the Company directs the activities of Acer that most significantly impact its performance. Therefore, the Company is the primary beneficiary of this VIE for accounting purposes and consolidates the assets and liabilities of the VIE.
Gain on Sale of PRV
The Company received a transferable rare priority review voucher (“PRV”) in conjunction with the FDA approval of MIPLYFFA. On February 27, 2025, the Company and its subsidiary, Zevra Denmark A/S, entered into an asset purchase agreement with a buyer, pursuant to which the Company agreed to sell the PRV to the buyer for aggregate proceeds of $150.0 million, payable in cash, upon the closing of the sale. On April 1, 2025, the asset sale was consummated and title of the PRV transferred to the buyer, resulting in net proceeds of $148.3 million to the Company. The PRV did not have a carrying value at the time of sale. In accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, the net proceeds from the sale were recorded as a gain on sale of PRV in the Company's unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025.
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

Inventories
The value of inventories is recorded at net realizable value. The Company determines the cost of its inventories, which include amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Inventories that are not expected to be sold within 12 months are classified as inventories, noncurrent.
The Company may scale-up and make commercial quantities of its product candidates prior to the date it anticipates that such product will receive final regulatory approval. The scale-up and commercial production of pre-launch inventory involves the risk that such products may not be approved for marketing on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventory of products that have not received final regulatory approval when the Company believes such action is appropriate in relation to the commercial value of the product launch opportunity. We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. The Company had no pre-approval inventory on its unaudited condensed consolidated balance sheets as of September 30, 2025, or December 31, 2024. Inventory used in clinical trials is also expensed as research and development expense when selected for such use. Inventory that can be used in the production of either clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign. The cost of finished goods inventory that is shipped to a customer to support the Company’s patient assistance programs is expensed when those shipments take place. As of September 30, 2025, and December 31, 2024, the Company did not have pre-launch inventory that qualified for capitalization.
The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product revenue in the unaudited condensed consolidated statements of operations. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write downs of inventory may be required. Additionally, the Company’s products are subject to strict quality control and monitoring, which is performed throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, the Company will record a charge to cost of product revenue, to write down any unsaleable inventory to its estimated net realizable value. For the three and nine months ended September 30, 2025, the Company recognized charges of approximately $0 and $11.7 million, respectively, related to write-downs for unsaleable inventory. For the three and nine months ended September 30, 2024, the Company recognized charges of approximately $2.0 million and $5.2 million, respectively, related to write-downs for unsaleable inventory.
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
On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (“Tax Act”). Effective January 1, 2018, the Tax Act provides for a new global intangible low-taxed income (“GILTI”) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S.
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
The following table presents the operating results of the Company's segment for the three and nine months ended September 30, 2025, and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenues	$26,063	$3,695	$72,345	$11,569
Less significant segment expenses:
Research and development directly identified to programs	1,780	4,916	6,480	18,369
Research and development not directly identified to programs	1,652	6,029	3,643	15,374
Selling, general and administrative directly identified to programs	5,144	4,864	19,144	12,560
Selling, general and administrative not directly identified to programs	11,791	11,344	38,118	26,183
Other segment items:
Impairment of intangible assets	—	—	58,710	—
Income tax (benefit) expense	(433)	—	2,948	—
Interest income	(2,333)	(899)	(5,308)	(2,366)
Depreciation and amortization expense	392	1,617	3,692	4,741
Interest expense	2,051	2,312	6,029	5,157
Other expense (income), net (a)	6,563	6,737	(132,175)	1,323
Segment net (loss) income	$(544)	$(33,225)	$71,064	$(69,772)
(a) Other expense, net, included in segment net (loss) income includes the gain on the sale of the PRV, foreign currency exchange gains and losses, cost of product revenue (excluding intangible asset amortization), fair value adjustment related to warrant and contingent value right (“CVR”) liabilities, fair value adjustment related to investments, and other overhead expenses.

The Company holds long-lived assets in the United States of $2.2 million and $13.4 million as of September 30, 2025, and December 31, 2024, respectively. The Company holds long-lived assets in Europe of $0.4 million and $0.5 million as of September 30, 2025, and December 31, 2024, respectively.
D.    Inventories
The components of inventory are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$—	$7,928
Work in progress	1,224	3,260
Finished goods	863	1,781
Total inventories	$2,087	$12,969
E.    Debt Obligations
Term Loans
On April 5, 2024 (the “Term Loans Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P., and Perceptive Credit Holdings IV, LP (collectively, the “Lenders”), and Alter Domus (US) LLC, as administrative agent (the “Administrative Agent”).
Under the terms of the Credit Agreement, the Lenders provided a senior secured loan facility to the Company in the aggregate principal amount of $100.0 million, which is divided into three tranches as follows: (i) $60.0 million, which was funded in full on the Term Loans Closing Date; (ii) $20.0 million, which was available to the Company in up to two drawings, each in an amount not to exceed $10.0 million, at the Company's option until October 5, 2025; and; (iii) $20.0 million, which was available to the Company upon approval by the FDA of the NDA for MIPLYFFA for the treatment of NPC, at the Company’s option until December 31, 2024 (collectively, the “Term Loans”). The Company did not draw down the amounts described in (ii) and (iii) above prior to their applicable expiration dates.
The principal amount of the Term Loans outstanding (the “Outstanding Principal Amount”) will bear interest at a rate equal to 3-Month Term Secured Overnight Financing Rate (“SOFR”) plus 7.00% per annum. If the net product sales for the calendar year ending December 31, 2025 exceed $100.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.00% per annum. If the net product sales for the calendar year ending December 31, 2025 do not exceed $100.0 million, then for any subsequent period of four consecutive fiscal quarters ending on or after March 31, 2026, in which net product sales exceed $125.0 million, the Outstanding Principal Amount will bear interest at 3-Month Term SOFR plus 6.50% per annum. In all cases, the 3-Month Term SOFR rate will be subject to a floor of 4.00% per annum. Interest will be payable quarterly in arrears on the last day of each calendar quarter. The Company has the option to pay up to 25% of the interest in-kind beginning on the Term Loans Closing Date, through and including June 30, 2026. The Company has recognized approximately $2.7 million and $1.4 million of interest-in-kind as of September 30, 2025, and December 31, 2024, which is included in long-term debt in the unaudited condensed consolidated balance sheets. The Term Loans will mature on the fifth anniversary of the Term Loans Closing Date. In connection with the Credit Agreement, the Company incurred approximately $2.2 million of costs, which primarily consisted of underwriting, legal and other professional fees, and are included as a reduction to the carrying amount of the related debt liability and are deferred and amortized over the remaining life of the financing using the effective interest method.
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

Long-term debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Notes payable	$63,090	$61,552
Unamortized original issue discount	(801)	(921)
Less: debt issuance costs	(979)	(1,127)
	$61,310	$59,504
Future minimum principal payments under the Term Loans as of September 30, 2025, were as follows (in thousands):

Year Ended December 31,
2025 (excluding the nine months ended September 30, 2025)	$—
2026	—
2027	—
2028	—
2029	63,090
Total minimum payments	63,090
Less: unamortized debt discount, debt issuance costs and paid in kind interest	(1,780)
Long-term debt	$61,310
F.    Revenue, net
For the three and nine months ended September 30, 2025, the Company recorded $26.1 million and $72.3 million, respectively, of revenue. Included in revenue for the nine months ended September 30, 2025 is a de minimis amount related to the licensing of certain IP. For the three and nine months ended September 30, 2024, the Company recorded $3.7 million and $11.6 million, respectively, of revenue.
Product Revenues, Net
On December 27, 2022, the FDA approved OLPRUVA (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the chronic management of adults and children with certain UCDs. For the three and nine months ended September 30, 2025, sales of OLPRUVA were $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2024, sales of OLPRUVA were de minimis.
On September 20, 2024, the FDA approved MIPLYFFA (arimoclomol), an orally-delivered treatment for NPC, which is an ultra-rare and progressive neurodegenerative disease, for treatment in combination with miglustat. For the three and nine months ended September 30, 2025, sales of MIPLYFFA were $22.4 million and $61.0 million, respectively.
The Company currently utilizes a single specialty pharmacy provider as its sole distributor for both MIPLYFFA and OLPRUVA. The Company also enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of its products. To commercialize MIPLYFFA and OLPRUVA in the U.S., the Company has built marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or has made arrangements with third parties to perform these services. All revenues derived from sales of MIPLYFFA and OLPRUVA are in the United States.
Adjustments to product revenue recognized as a result of changes in estimates for discounts and allowances for products shipped in previous periods were 4% and 1% of revenue, net, on the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2025, respectively. No adjustments to product revenue were recognized as a result of changes in estimates during the three and nine months ended September 30, 2024.
Arimoclomol French AC
For the three and nine months ended September 30, 2025, the Company recognized revenue related to the French AC of $2.4 million and $7.3 million, respectively, net of a clawback liability of $1.5 million and $4.5 million, respectively, and other gross to net adjustments. For the three and nine months ended September 30, 2024, the Company recognized revenue related to the French AC of

$2.6 million and $8.0 million, respectively, net of a clawback liability of $1.4 million and $4.4 million, respectively, and other gross to net adjustments.
The total estimated reserve liability as of September 30, 2025, and December 31, 2024, was $18.9 million and $12.6 million, respectively. As of September 30, 2025, and December 31, 2024, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.
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
The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price, as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the three and nine months ended September 30, 2025, the Company recognized revenue under the AZSTARYS License Agreement of $1.2 million and $3.3 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized revenue under the AZSTARYS License Agreement of $1.1 million and $3.6 million, respectively. There was no deferred revenue related to this agreement as of September 30, 2025, or December 31, 2024. All revenues recognized under this agreement were derived in the United States.
The AZSTARYS License Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer/vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the AZSTARYS License Agreement.
Relief Exclusive License Agreement
Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the EU, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (“Geographical Europe”). The Company has the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe. For the three and nine months ended September 30, 2025, and 2024, the Company did not recognize any revenue under the Relief License Agreement. There was no deferred revenue related to this agreement as of September 30, 2025, and December 31, 2024.
Accounts and Other Receivables
Accounts and other receivables consist of receivables from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties generated under the AZSTARYS License Agreement, and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to reimbursable third-party costs as well as milestones and royalties on product sales. Receivables are recorded for commercial sales of MIPLYFFA and OLPRUVA to a single specialty pharmacy and product sales under the French AC. The Company provides reserves against receivables for estimated losses that may result from a customer's inability to pay. Receivables are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company’s own historical collection experience. Amounts determined to be uncollectible are charged or written-off against the reserve.

Accounts and other receivables consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Commercial accounts receivable	$8,770	$4,010
Receivables related to product reimbursements	6,056	5,380
Royalties accounts receivable	1,200	786
Other receivables	815	333
Total receivables	$16,841	$10,509
As of September 30, 2025, and December 31, 2024, no reserve or allowance for doubtful accounts had been established.
G.    Stock and Warrants
Authorized, Issued, and Outstanding Common Shares
As of September 30, 2025, and December 31, 2024, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 57,793,414 and 55,246,401 shares of common stock were issued as of September 30, 2025, and December 31, 2024, respectively, and 56,217,722 and 53,670,709 shares of common stock were outstanding as of September 30, 2025, and December 31, 2024, respectively.
As of September 30, 2025, and December 31, 2024, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2025	December 31, 2024
Outstanding awards under equity incentive plans	7,228,555	7,789,658
Outstanding common stock warrants	4,436,637	5,483,537
Possible future issuances under equity incentive plans	6,422,637	5,383,165
Possible future issuances under employee stock purchase plans	1,055,685	1,148,012
Total common shares reserved for future issuance	19,143,514	19,804,372
Common Stock Activity
The following table summarizes common stock activity for the three and nine months ended September 30, 2025:

Shares of Common Stock
Balance as of January 1, 2025	53,670,709
Common stock issued as compensation to third parties	9,306
Common stock issued as a result of stock options exercised or RSUs vested	999,338
Common stock issued as a result of stock warrants exercised	10
Balance as of March 31, 2025	54,679,363
Common stock issued as a result of stock options exercised or RSUs vested	312,514
Common stock issued as a result of the Employee Stock Purchase Plan	92,327
Balance as of June 30, 2025	55,084,204
Common stock issued as a result of stock options exercised or RSUs vested	86,628
Common stock issued as a result of stock warrants exercised	1,046,890
Balance as of September 30, 2025	56,217,722

Authorized, Issued, and Outstanding Preferred Stock
As of September 30, 2025, and December 31, 2024, the Company had 10,000,000 shares of authorized preferred stock, none of which were designated, issued, or outstanding.
Warrants to Purchase Common Stock
The Company has issued warrants to purchase common stock to various third parties, of which 4,436,637 remain outstanding as of September 30, 2025, and are immediately exercisable. These warrants qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net income (loss) per share calculation. The Company may be required to redeem these warrants for a cash amount equal to the BSM value of the portion of the warrants to be redeemed.
While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of September 30, 2025, 1,046,900 of the warrants had been exercised. No warrants had been exercised as of December 31, 2024. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock.
The Company determined that its outstanding warrants should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the unaudited condensed consolidated statements of operations as a fair value adjustment related to warrant and CVR liability. As of September 30, 2025, and December 31, 2024, the fair value of the liability associated with these warrants was approximately $13.8 million and $17.8 million, respectively. The fair value adjustment related to these warrants for the three and nine months ended September 30, 2025 was $5.1 million and $3.1 million of loss, respectively. The fair value adjustment related to these warrants for the three and nine months ended September 30, 2024 was $6.0 million of loss and $2.2 million of income, respectively.
H.    Stock-Based Compensation
In November 2014, the Board of Directors of the Company (the “Board”), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the “A&R 2014 Plan”), following its adoption by the Board in April 2021, which, among other things, added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for “performance-based compensation” under Code Section 162(m). The maximum number of shares of common stock that may be issued under the A&R 2014 Plan was 12,079,711 as of September 30, 2025. The number of shares of common stock reserved for issuance under the A&R 2014 Plan automatically increases on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the A&R 2014 Plan, on January 1, 2025, the common stock reserved for issuance under the A&R 2014 Plan automatically increased by 2,146,828 shares.
During the three and nine months ended September 30, 2025, 86,628 and 1,162,133 stock options were exercised, respectively. During the three and nine months ended September 30, 2024, 27,750 and 761,500 stock options were exercised, respectively.
In June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the “ESPP”), following its adoption by the Board in April 2021. The maximum number of shares of common stock that may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of September 30, 2025, 444,315 shares have been issued under the ESPP.
In January 2023, the Board approved the 2023 Employment Inducement Award Plan (as amended, the “2023 Plan”). The maximum number of shares of common stock that may be issued under the 2023 Plan was 4,500,000 as of September 30, 2025.
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

Stock-based compensation expense recorded under the A&R 2014 Plan, ESPP and 2023 Plan is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$250	$1,441	$721	$3,322
Selling, general and administrative	2,521	4,696	7,629	7,566
Total stock-based compensation expense	$2,771	$6,137	$8,350	$10,888
There was no stock-based compensation expense related to performance-based awards recognized during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company recognized approximately $2.5 million in stock-based compensation expense related to performance-based awards.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2025, and December 31, 2024 (in thousands):

	Balance as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CVR liability	$1,750	$—	$—	$1,750
Warrant liabilities	13,767	—	—	13,767
Total liabilities	$15,517	$—	$—	$15,517

Securities:
U.S. Treasury securities	$107,083	$107,083	$—	$—
Corporate bonds	68,852	—	68,852	—
Total assets	$175,935	$107,083	$68,852	$—

	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CVR liability	$3,500	$—	$—	$3,500
Warrant liabilities	17,804	—	—	17,804
Total liabilities	$21,304	$—	$—	$21,304

Securities:
U.S. Treasury securities	$35,711	$35,711	$—	$—
Corporate bonds	6,010	—	6,010	—
Total assets	$41,721	$35,711	$6,010	$—
Warrants
The common stock warrant liabilities were recorded at fair value using the BSM option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the BSM option pricing model as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.55% - 3.92%	4.08% - 4.23%
Volatility	60.61% - 63.88%	62.14% - 68.68%
Dividend yield	—%	—%
Expected term (years)	0.27 - 3.15	1.02 - 3.89
Weighted average fair value	$3.10	$3.25
The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Balance as of December 31, 2024	$17,804
Change in fair value measurement of warrant liabilities	3,129
Warrants exercised	(7,166)
Balance as of September 30, 2025	$13,767
For the nine months ended September 30, 2025, the changes in fair value of the warrant liabilities primarily resulted from changes in the discount rate.
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

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the CVRs (dollars in thousands):

Balance as of December 31, 2024	$3,500
Change in fair value measurement of contingent consideration liabilities	(1,750)
Balance as of September 30, 2025	$1,750
For the nine months ended September 30, 2025, the changes in fair value of contingent consideration primarily resulted from changes in market data and revenue projections.
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
Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2024, because the effects of potentially dilutive items were anti-dilutive for the respective periods. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted-average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Awards under equity incentive plans	7,049,222	8,987,997	1,771,663	8,987,997
Common stock warrants	4,436,637	5,483,537	—	5,483,537
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	11,485,859	14,471,534	1,771,663	14,471,534

A reconciliation from net income to basic net income attributable to common stockholders per share of common stock and diluted net income attributable to common stockholders per share of common stock for the three and nine months ended September 30, 2025, is as follows (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Basic net (loss) income per share of common stock:
Net (loss) income	$(544)	$71,064
Earnings allocated to participating securities	—	(5,309)
Net (loss) income attributable to shares of common stock	(544)	65,755
Less: Dividends declared or accumulated	—	—
Undistributed net (loss) income attributable to shares of common stock, basic	(544)	65,755
Weighted-average shares of common stock outstanding	55,952	54,949
Basic net (loss) income per share of common stock	$(0.01)	$1.20

Diluted net (loss) income per share of common stock:
Net (loss) income attributable to shares of common stock	$(544)	$65,755
Less: Fair value adjustment income related to warrant liability	—	—
Net (loss) income attributable to shares of common stock, diluted	(544)	65,755
Weighted-average number of shares of common stock outstanding	55,952	54,949
Dilutive effect of outstanding stock options (as converted to common stock)	—	1,834
Weighted-average shares of common stock outstanding, diluted	55,952	56,783
Diluted net (loss) income per share of common stock	$(0.01)	$1.16
K.    Leases
The Company has operating and finance leases for office space, laboratory facilities and various laboratory equipment, furniture and office equipment and leasehold improvements. The Company determines if an arrangement is a lease at contract inception. Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company does not separate lease and non-lease components. Leases with a term of 12 months or less at commencement are not recorded on the unaudited condensed consolidated balance sheets. Lease expense for these arrangements is recognized on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of approximately 1 year and up to approximately 3 years, and some which include options to terminate the leases within 1 year.
The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Cost	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$1	$12	$4	$36
Total finance lease cost	1	12	4	36
Operating lease cost	205	119	612	330
Short-term lease cost	32	59	127	177
Variable lease cost	10	26	36	39
Less: sublease income	(27)	(50)	(105)	(128)
Total lease costs	$221	$166	$674	$454

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$688	$405
Operating cash flows from short-term leases	127	177
Operating cash flows from variable lease costs	36	39

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,115	$419
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	September 30, 2025	December 31, 2024
Finance Leases
Property and equipment, at cost	$1,031	$1,031
Less: accumulated depreciation and amortization	(1,026)	(1,023)
Property and equipment, net	$5	$8

Operating Leases
Operating lease right-of-use assets	$1,337	$657

Current portion of operating lease liabilities	$441	$420
Operating lease liabilities, less current portion	966	372
Total operating lease liabilities	$1,407	$792

Weighted Average Remaining Lease Term
Operating leases (in years)	3	3

Weighted Average Discount Rate
Operating leases	12.9%	9.9%
Maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Operating Leases
2025 (excluding the nine months ended September 30, 2025)	$172
2026	552
2027	542
2028	393
2029	39
Total lease payments	1,698
Less: future interest expense	(291)
Lease liabilities	$1,407

L.    Goodwill & Intangible Assets
The Company's goodwill balance was $4.7 million as of September 30, 2025, and December 31, 2024.
As of September 30, 2025, and December 31, 2024, non-amortizable intangible assets include $2.0 million related to in-process research and development associated with the Merger.
The definite-lived intangible assets that are subject to amortization have been reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the second quarter of 2025, the Company assessed the results of its refined commercial efforts related to OLPRUVA. This was determined to be a triggering event that could result in a decrease in future expected cash flows, and thus indicated the carrying amount of the OLPRUVA asset group may not be fully recoverable. The Company performed an undiscounted cash flow analysis over the OLPRUVA asset group and determined that the carrying value of the asset group is not recoverable. Future cash flows specific to OLPRUVA, which most significantly includes an estimate of forecasted revenues, are based on reasonable and supportable assumptions regarding the cash flows expected to result from the use of the asset and its eventual disposition. The Company then estimated the fair value of the asset group to measure the impairment loss for the period. The fair value measurement was based on Level 3 inputs including projected sales driven by market share and product sales price estimates, associated expenses, growth rates, and the discount rate used to measure the fair value of the net cash flows associated with this asset group. The Company recorded an intangible asset impairment charge of $0 and $58.7 million, respectively, in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025. As of December 31, 2024, the Company had a definite-lived intangible asset, net, related to the acquisition of OLPRUVA of $61.3 million.
Prior to the impairment discussed above, the OLPRUVA definite-lived intangible asset was being amortized on a straight-line basis over the OLPRUVA patent life of 13 years. Amortization expense is recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was $0 and $2.6 million for the three and nine months ended September 30, 2025, respectively. There was $1.5 million and $4.6 million of amortization expense related to this intangible asset for the three and nine months ended September 30, 2024, respectively.
In connection with the XOMA License Agreement, a regulatory milestone payment of $6.0 million was due to XOMA upon approval of MIPLYFFA in the U.S., which the Company paid in October 2024. This definite-lived intangible asset is amortized on a straight-line basis over the MIPLYFFA patent life of approximately five years and is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. Amortization expense related to this intangible asset was de minimis for the three and nine months ended September 30, 2024.
For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to September 30, 2025, is expected to be as follows:

2025 (excluding the nine months ended September 30, 2025)	$316
2026	1,263
2027	1,263
2028	1,263
2029	632
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
As of September 30, 2025, and December 31, 2024, no accruals were made related to commitments and contingencies.
N.    Subsequent Events
The Company evaluated events and transactions occurring subsequent to September 30, 2025, through November 5, 2025, the date the accompanying unaudited condensed consolidated financial statements were issued.
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
Overview
We are a purpose-driven, commercial-stage company focused on bringing life-changing therapeutics to people living with rare diseases. With a data-driven scientific approach and patient-first perspective, we are overcoming complex challenges to deliver therapies to the rare disease community. We have a diverse portfolio of products and product candidates, which includes pre-clinical, clinical, and commercial stage assets. Our team has specialized expertise and a track record of success in advancing promising therapies that face complex clinical, regulatory, and commercial challenges with an approach that balances science with patient need.
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
We continue to optimize and curate our IP portfolio through a variety of avenues to extract value for the benefit of stockholders. As part of our ongoing IP portfolio review, we licensed certain IP related to our pre-clinical stage prodrug of dextrorphan in April 2025 to an undisclosed party for an upfront payment of $250,000, potential future regulatory milestones of up to $8.45 million and single-digit royalties on net sales. This licensing revenue is included in revenue, net, on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025.
On September 20, 2024, the FDA approved the New Drug Application (“NDA”) for MIPLYFFA (arimoclomol), for use in combination with miglustat for the treatment of neurological manifestations of Niemann-Pick disease type C (NPC) in adult and pediatric patients 2 years of age and older. MIPLYFFA is an orally-delivered treatment for NPC, which is an ultra-rare and progressive neurodegenerative disease. In connection with this approval, we received a transferable rare pediatric disease priority review voucher (“PRV”). On April 1, 2025, we consummated the sale of the PRV, resulting in net proceeds of $148.3 million to us. MIPLYFFA has also been granted orphan medicinal product designation for the treatment of NPC by the European Commission. In November 2024, MIPLYFFA became commercially available for dispense in the United States.
On August 30, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acer Therapeutics Inc. (“Acer”). On November 17, 2023 (the “Closing Date”), we completed the acquisition of Acer (the “Merger”). Pursuant to the Merger Agreement, Acer continues as a wholly-owned subsidiary of Zevra. The Merger included the acquisition of OLPRUVA (sodium phenylbutyrate) for oral suspension, which was approved by the FDA on December 27, 2022, for the treatment of certain urea cycle disorders (UCDs). In addition, we acquired Acer's pipeline of investigational product candidates, including celiprolol for the treatment of Vascular Ehlers-Danlos syndrome (VEDS) in patients with a confirmed type III collagen (COL3A1) mutation.
In May 2022, we purchased all of the assets and operations of Orphazyme A/S (“Orphazyme”) related to arimoclomol and agreed to assume an estimated reserve clawback liability of $5.2 million related to revenue generated from the sale of arimoclomol for the treatment of NPC under the remunerated expanded access program in France, Accès Compassionnel (“French AC”).

Our Product Candidates and Approved Products
We have built a diverse portfolio of products and product candidates through a combination of internal development and strategic investments through acquisition. For example, we have employed our proprietary Ligand Activated Technology (LAT®) platform to develop approved products (e.g., AZSTARYS) and clinical development candidates (KP1077IH and KP1077N). Through our business development efforts, we have added commercial products (MIPLYFFA and OLPRUVA) and a clinical development candidate (celiprolol). We also have a variety of product candidates and compounds that are clinical-stage and designed to address a variety of rare diseases and other indications.
Current commercial products and active development assets are summarized in the table below:
Active Zevra Commercial and Active Development Assets

Parent Drug	Indication	Product / Candidate	Development Status	Next Milestone(s)
Arimoclomol	Niemann-Pick disease type C (NPC)	MIPLYFFA	FDA Approved European Expanded Access Program (“EAP”) Marketing Authorisation Application (“MAA”) Submitted to European Medicines Agency (“EMA”) July 2025	Tracking U.S. Commercial Progress EMA Decision
Sodium phenylbutyrate	Urea Cycle Disorders (UCD)	OLPRUVA	FDA Approved	Tracking Commercial Progress
Celiprolol	Vascular Ehlers Danlos Syndrome (VEDS)	Celiprolol	Clinical - Phase 3	Ongoing Phase 3 Trial Fully Enrolled
Serdexmethylphenidate	Idiopathic Hypersomnia (IH)	KP1077IH	Clinical - Phase 2	Phase 3 Trial Ready; Seeking Strategic Alternatives
Serdexmethylphenidate	Narcolepsy	KP1077N	Clinical - Phase 1/2	Phase 3 Trial Potential; Seeking Strategic Alternatives
Serdexmethylphenidate and dexmethylphenidate	Attention Deficit and Hyperactivity Disorder (ADHD)	AZSTARYS	FDA Approved and Partnered	Collecting Royalties and Milestones
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
MIPLYFFA
NPC is characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 to 130,000 live births. We estimate that there are approximately 2,000 individuals with NPC in the U.S. and Europe combined, of which approximately 900 are in the U.S. and 1,100 are in Europe, where there is a mature market with an approved treatment available for NPC. Of this estimated population, approximately 300 to 350 people have been diagnosed in the U.S. However, low diagnostic rates may affect the number of potential patients, and we believe that the availability of treatment options in the U.S. could increase awareness of the disease and assist in more accurately identifying patients.

On September 20, 2024, the FDA approved the NDA for MIPLYFFA, an orally-delivered treatment, in combination with miglustat, for NPC, which is an ultra-rare and progressive neurodegenerative disease. MIPLYFFA, the first FDA-approved treatment for NPC, is indicated for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients two years of age and older. In addition, we received a transferable rare pediatric disease PRV in conjunction with the approval. On April 1, 2025, we completed the previously disclosed sale of the PRV (“Asset Sale”). The Asset Sale was completed pursuant to the terms of an asset purchase agreement, dated February 26, 2025 (the “PRV Transfer Agreement”). Pursuant to the PRV Transfer Agreement, we received net proceeds of $148.3 million from the buyer upon the closing of the Asset Sale.
Effective therapies to treat NPC are desperately needed, and, for this reason, MIPLYFFA is currently being made available to NPC patients in France, Germany, and other EU member states under various EAPs. MIPLYFFA has also been granted orphan medicinal product designation for the treatment of NPC by the European Commission.
As of September 30, 2025, there were a total of 137 enrollments to receive MIPLYFFA. Our commercial plans will focus on continuing to raise awareness among people who are living with NPC that are diagnosed and untreated, or undiagnosed. For MIPLYFFA, an enrollment is a prescription submitted to our specialty pharmacy, initiating the benefits investigation process to determine reimbursement and can lead to a 30-day paid dispense of MIPLYFFA. Soon after approval of MIPLYFFA, the FDA approved a second therapy for NPC, AQNEURSA, which is approved for the treatment of neurological manifestations of NPC in adults and pediatric patients weighing ≥15 kg and is marketed by IntraBio, Inc.
To commercialize both of our commercial products, MIPLYFFA and OLPRUVA, in the U.S., we have built, or are making arrangements with third parties to perform, marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities.
Zevra holds global rights to develop and commercialize MIPLYFFA. We continue to evaluate the potential to obtain regulatory approval for and to commercialize MIPLYFFA outside of the U.S. We are currently focusing on seeking regulatory approval in Europe, and filed an MAA in July 2025.
MIPLYFFA summary:
•Demonstrated halting of disease progression. MIPLYFFA in combination with miglustat demonstrated a clinically significant improvement compared to placebo as early as 12 weeks and a halting of progression of the disease through 12 months of treatment. Data from the 48-month Open Label Extension study confirms the effectiveness of MIPLYFFA in halting disease progression over multiple years.
•Ease of flexible administration as an oral treatment. MIPLYFFA is administered as an oral capsule that can be swallowed whole, opened and contents mixed with foods or liquids, or delivered through a feeding tube.
•Extensive clinical experience with favorable safety data. Over 600 patients have been treated with arimoclomol across various clinical trials and indications as well as through our NPC EAPs, with no safety findings of concern found.
•Advantageous regulatory designations. MIPLYFFA has been granted orphan medicinal product designation for the treatment of NPC by the European Commission. On April 1, 2025, we completed the sale of the PRV, which we received upon approval of MIPLYFFA.
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
In the fourth quarter of 2023, we began generating revenue from the sale of OLPRUVA in the U.S. Zevra has a partnership with Relief Therapeutics SA (“Relief”), which has rights to commercialize OLPRUVA in various European countries, if approved.
In the second quarter of 2025, we assessed the results of its refined commercial efforts related to OLPRUVA. This was determined to be a triggering event that could result in a decrease in future expected cash flows and, thus, indicated that the carrying amount of the OLPRUVA asset group may not be fully recoverable. We performed an undiscounted cash flow analysis over the OLPRUVA asset group and determined that the carrying value of the asset group is not recoverable. We then estimated the fair value of the asset group to measure the impairment loss for the period. Significant assumptions used to determine this fair value measurement included projected sales driven by market share and product sales price estimates, associated expenses, growth rates, and the discount rate used to measure the fair value of the net cash flows associated with this asset group. We recorded an intangible asset impairment charge of $58.7 million in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025.
OLPRUVA summary:
•OLPRUVA is available in the U.S. for the treatment of certain types of UCDs. OLPRUVA is an adjunctive therapy for the chronic management of adults and children weighing 20kg or greater with UCD from deficiencies of CPS, OTC, or AS.
•OLPRUVA is differentiated from currently available forms of phenylbutyrate. OLPRUVA is formulated to improve palatability while providing patients with a portable and discrete pre-measured dose.
Celiprolol
The Merger with Acer included the acquisition of celiprolol. We are advancing celiprolol as an investigational product candidate for the treatment of VEDS in patients with a confirmed type III collagen (COL3A1) mutation. Celiprolol is a selective adrenergic modulator (“SAM”) that we believe would qualify as a new chemical entity (“NCE”) if approved in the U.S. Celiprolol is currently approved in certain EU states for the treatment of hypertension and angina.
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
Currently, there are no approved therapies anywhere in the world for VEDS. However, celiprolol, prescribed off label, has become the standard of care therapy for VEDS in some European countries. Medical intervention for VEDS focuses on surgery, symptomatic treatment, genetic counseling, and prophylactic measures, such as avoiding intense physical activity, scuba diving, and violent sports. Therefore, patients must adopt a “watch and wait” approach following any confirmed diagnosis. Unfortunately, many of these arterial events have high mortality associated with them; thus, a pharmacologic intervention that reduces the rate of events would be clinically meaningful.
Celiprolol received orphan drug designation from the FDA for the treatment of VEDS in 2015. In October 2018, a new celiprolol NDA was submitted to the FDA by Acer based on data obtained from the BBEST trial and was subsequently accepted by the FDA in October 2018 with priority review status. Following FDA review, Acer received a CRL from the FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with VEDS. Subsequently, Acer appealed the FDA decision. While the FDA denied the appeal, it described possible paths forward toward approval. In a May 2021 Type B meeting with the FDA, Acer discussed the conduct of an U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized clinical trial in patients with COL3A1 positive VEDS and sought the FDA’s opinion on various proposed design features of the study.

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
In July 2022, Acer initiated enrollment in a Phase 3 long-term event-driven clinical trial designed based on the discussions from the May 2021 Type B meeting with the FDA, also known as the DiSCOVER trial. The DiSCOVER trial intends to enroll 150 VEDS patients, with 100 patients receiving celiprolol and 50 patients receiving placebo. Recruitment in the Phase-3 trial was restarted mid-2024, and the trial has 44 enrolled participants as of September 30, 2025. We believe that celiprolol could address significant unmet needs, as there are currently no approved treatments for VEDS in the U.S. We have implemented a broad recruitment drive focusing on collaborating with medical clinics where most patients are being managed. This outreach is ongoing with significant interest and participation.
Celiprolol summary:
•Currently, no approved treatments for VEDS in the U.S. There are currently no approved treatments for VEDS in the U.S., and we believe that celiprolol, if approved, could be a significant innovation in the treatment of VEDS in the U.S. where current treatment options are focused primarily on surgical intervention.
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
•Regulatory designations. Celiprolol for VEDS has been granted Orphan Drug designation and Breakthrough Therapy designation and, we believe, would be deemed an NCE in the U.S. if approved.
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

There is currently only one approved product for the treatment of IH, XYWAV, developed by Jazz Pharmaceuticals. A second product, WAKIX, developed by Harmony Biosciences (“Harmony”), was originally approved for the treatment of EDS or cataplexy in adult patients with narcolepsy. In October 2023, Harmony announced that the difference in outcome for EDS when comparing WAKIX and placebo in its Phase 3 trial with IH patients did not reach statistical significance. Prescribers also utilize narcolepsy medications and various stimulant products “off-label” to treat IH symptoms, with methylphenidate, a stimulant which has been classified by the DEA as a Schedule II controlled substance, being one of the most commonly used stimulants for treating IH. While each of these medications can help to address certain IH symptoms, there are also potential shortcomings, including dosing inconvenience, serious adverse events, such as elevated blood pressure and heart rate, and significant drug-to-drug interactions (“DDIs”), including with medications used to manage contraception and depression. In addition, patients have indicated that the effectiveness of their current medication was poor.
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
KP1077 utilizes SDX, our prodrug of d-MPH, as its active pharmaceutical ingredient. During the first quarter of 2022, we initiated a Phase 1 clinical trial comparing the cardiovascular safety of SDX to immediate-release and long-acting formulations of RITALIN, a commonly prescribed central nervous system (“CNS”) stimulant. In September 2022, we announced topline data from our exploratory Phase 1 clinical trial, which showed the potential for higher dose formulations of SDX to be safe and well tolerated, while avoiding the potential for greater cardiovascular safety risk compared to immediate-release and long-acting formulations of RITALIN.
Based on the data, in December 2022, we announced the initiation of a double-blind, placebo-controlled, randomized-withdrawal, dose-optimizing, multicenter Phase 2 clinical trial evaluating the efficacy and safety of KP1077 for the treatment of IH. The trial concluded in March 2024 and provided meaningful information of the optimal dose and dosing regimen to inform Phase 3 trial design.
Clinically meaningful improvements were observed across all endpoints studied. The exploratory endpoints of sleep inertia and brain fog performed in-line with expectations and were stable when compared across a variety of other endpoints. Symptom improvements in patients receiving KP1077 were similar after both once-per-day and twice-per-day dosing.
KP1077 Summary:
•No drug-to-drug interactions observed to date. We have not observed drug-to-drug interactions in clinical drug-drug interaction studies.
•Possible reduction of abuse potential as a Schedule IV controlled substance. All other methylphenidate-based products have been designated as Schedule II controlled substances, which indicates stricter control over the prescribing and use of such products. KP1077's sole active pharmaceutical ingredient is SDX, which has been designated a Schedule IV controlled substance.
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
AZSTARYS (Partnered product)
AZSTARYS contains d-MPH and our prodrug of d-MPH, SDX. On March 2, 2021, the FDA approved AZSTARYS as a once-daily treatment for attention deficit hyperactivity disorder (ADHD) in patients age six years and older. AZSTARYS is currently being marketed in the U.S. under our September 2019 collaboration and license agreement (the “AZSTARYS License Agreement”) with Commave. Under the AZSTARYS License Agreement, we granted Commave an exclusive, worldwide license, to develop, manufacture, and commercialize AZSTARYS and any of our product candidates containing SDX and used to treat ADHD or any other CNS disease. In July 2020, we entered into the consulting agreement with Corium, Inc. (“Corium”), under which Corium and Commave, respectively, engaged us to guide the product development and regulatory activities for certain current and potential future products in their portfolio, as well as continue supporting preparation for the potential commercial launch of AZSTARYS.

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
In April 2021, we entered into the AZSTARYS Amendment (“AZSTARYS Amendment”), pursuant to which we and Commave agreed to modify the compensation terms of the AZSTARYS License Agreement. Commave paid us $10.0 million in connection with the execution of the AZSTARYS Amendment following the FDA approval of AZSTARYS in the United States. Corium also paid us $10.0 million following the SDX scheduling determination by the DEA, which occurred on May 7, 2021. In addition, the AZSTARYS Amendment increased the total remaining future regulatory and sales milestone payments related to AZSTARYS up to an aggregate of $590.0 million. The AZSTARYS License Agreement will continue on a product-by-product basis (i) until expiration of the royalty term for the applicable product candidate in the United States and (ii) perpetually for all other countries.
In May 2021, we announced that SDX, our proprietary prodrug of d-MPH and the primary active pharmaceutical ingredient in AZSTARYS, was classified as a Schedule IV controlled substance by the DEA. AZSTARYS is classified as a Schedule II controlled substance, as its formulation includes a 70:30 mixture of SDX (Schedule IV) and d-MPH (Schedule II), respectively.
Other Third-Party Agreements
Distributor Agreement
Our current single distributor for sales of our approved products, MIPLYFFA and OLPRUVA, is a specialty pharmacy provider. We, however, may establish additional specialty distributors or other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements, we may enter into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of our products.
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

Relief Exclusive License Agreement
As a condition to entering into the Merger Agreement, Acer and Relief entered into an exclusive license agreement on August 30, 2023 (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Relief will hold exclusive development and commercialization rights for OLPRUVA in the EU, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (“Geographical Europe”). We have the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe.
Results of Operations
Comparison of the three months ended September 30, 2025, and 2024 (in thousands):

	Three months ended September 30,		Period-to-
	2025	2024	Period Change
Revenue, net	$26,063	$3,695	$22,368
Cost of product revenue (excluding $315 and $1,545 in intangible asset amortization for the three months ended September 30, 2025, and 2024, respectively, shown separately below)	1,238	2,303	(1,065)
Intangible asset amortization	315	1,545	(1,230)
Operating expenses:
Research and development	3,432	10,945	(7,513)
Selling, general and administrative	16,935	16,208	727
Total operating expenses	20,367	27,153	(6,786)
Income (loss) from operations	4,143	(27,306)	31,449
Other expense:
Interest expense	(2,051)	(2,312)	261
Fair value adjustment related to warrant and CVR liability	(5,506)	(4,746)	(760)
Fair value adjustment related to investments	124	90	34
Interest and other income, net	2,313	1,049	1,264
Total other expense	(5,120)	(5,919)	799
Loss before income taxes	(977)	(33,225)	32,248
Income tax benefit	433	—	433
Net loss	$(544)	$(33,225)	$32,681
Net loss
Net loss for the three months ended September 30, 2025, was $0.5 million, compared to a net loss of $33.2 million for the three months ended September 30, 2024, an increase to net loss of $32.7 million. The increase was primarily attributable to an increase of $22.4 million in revenue, a decrease of $7.5 million in research and development expense, an increase of $1.3 million in interest and other income, net, and a decrease of $1.2 million in intangible asset amortization.
Revenue, net
Revenue for the three months ended September 30, 2025, was $26.1 million, compared to revenue of $3.7 million for the three months ended September 30, 2024, an increase of approximately $22.4 million. The increase was primarily due to an increase in product sales of MIPLYFFA of $22.4 million.
Cost of product revenue
Cost of product revenue for the three months ended September 30, 2025, decreased by $1.1 million compared to the cost of product revenue for the three months ended September 30, 2024. This decrease was primarily due to the inventory write-down of $2.0 million in the prior year with no comparable occurrence in the current year, partially offset by royalty costs related to product sales of MIPLYFFA.

Intangible asset amortization
Intangible asset amortization for the three months ended September 30, 2025, decreased by $1.2 million compared to the intangible asset amortization for the three months ended September 30, 2024, primarily due to definite-lived intangible assets acquired in the Merger no longer being amortized as a result of the impairment recorded as of and for the period ended June 30, 2025.
Research and development
Research and development expenses decreased by $7.5 million, from $10.9 million for the three months ended September 30, 2024, to $3.4 million for the three months ended September 30, 2025. The decrease was primarily driven by a decrease in spending for the Phase 2 clinical study in KP1077 and a decrease in personnel-related costs.
Selling, general and administrative
Selling, general and administrative expenses increased by $0.7 million, from $16.2 million for the three months ended September 30, 2024, to $16.9 million for the three months ended September 30, 2025. The period-over-period increase was primarily related to an increase in personnel-related costs, professional fees, and other expenses as we continue to build our commercial organization.
Other expense
Other expense for the three months ended September 30, 2025, was $5.1 million compared to other expense of $5.9 million for the three months ended September 30, 2024. The decrease was primarily attributable to an increase of $1.3 million in interest and other income, net, partially offset by a decrease in the fair value adjustment related to warrant and CVR liability of $0.8 million.
Comparison of the nine months ended September 30, 2025, and 2024 (in thousands):

	Nine months ended September 30,		Period-to-
	2025	2024	Period Change
Revenue, net	$72,345	$11,569	$60,776
Cost of product revenue (excluding $3,546 and $4,619 in intangible asset amortization for the nine months ended September 30, 2025, and 2024, respectively, shown separately below)	14,962	6,051	8,911
Intangible asset amortization	3,546	4,619	(1,073)
Impairment of intangible assets	58,710	—	58,710
Operating expenses:
Research and development	10,123	33,743	(23,620)
Selling, general and administrative	57,262	38,743	18,519
Total operating expenses	67,385	72,486	(5,101)
Loss from operations	(72,258)	(71,587)	(671)
Other income:
Gain on sale of PRV	148,325	—	148,325
Interest expense	(6,029)	(5,157)	(872)
Fair value adjustment related to warrant and CVR liability	(1,379)	4,660	(6,039)
Fair value adjustment related to investments	119	64	55
Interest and other income, net	5,234	2,248	2,986
Total other income	146,270	1,815	144,455
Income (loss) before income taxes	74,012	(69,772)	143,784
Income tax expense	(2,948)	—	(2,948)
Net income (loss)	$71,064	$(69,772)	$140,836

Net income (loss)
Net income for the nine months ended September 30, 2025, was $71.1 million, compared to net loss of $69.8 million for the nine months ended September 30, 2024, an increase in net income of approximately $140.8 million. The increase was primarily attributable to the gain on sale of the PRV of $148.3 million and an increase of $60.8 million in revenue, partially offset by $58.7 million in impairment of intangible assets and $11.7 million in inventory obsolescence.
Revenue, net
Revenue for the nine months ended September 30, 2025, was $72.3 million, compared to revenue of $11.6 million for the nine months ended September 30, 2024, an increase of approximately $60.8 million. The increase was primarily due to an increase in product sales of MIPLYFFA of $61.0 million.
Cost of product revenue
Cost of product revenue for the nine months ended September 30, 2025, increased by approximately $8.9 million compared to the cost of product revenue for the nine months ended September 30, 2024. The increase was primarily due to $11.7 million in inventory obsolescence for the nine months ended September 30, 2025, compared to $5.2 million in inventory obsolescence for the nine months ended September 30, 2024, as well as royalty costs related to product sales of MIPLYFFA.
Intangible asset amortization
Intangible asset amortization for the nine months ended September 30, 2025, decreased by $1.1 million compared to the intangible asset amortization for the nine months ended September 30, 2024, primarily due to definite-lived intangible assets acquired in the Merger no longer being amortized as a result of the impairment.
Impairment of intangible assets
Impairment of intangible assets for the nine months ended September 30, 2025, was $58.7 million and was composed of the impairment loss on the OLPRUVA definite-lived intangible asset. There was no comparable impairment in the prior year.
Research and development
Research and development expenses decreased by $23.6 million, from $33.7 million for the nine months ended September 30, 2024, to $10.1 million for the nine months ended September 30, 2025. The decrease was primarily driven by a decrease in spending for the Phase 2 clinical study in KP1077 and a decrease in personnel-related costs.
Selling, general and administrative
Selling, general and administrative expenses increased by approximately $18.5 million, from $38.7 million for the nine months ended September 30, 2024, to $57.3 million for the nine months ended September 30, 2025. The period-over-period increase was primarily related to an increase in personnel-related costs, professional fees, and other expenses as we continue to build our commercial organization.
Other income
Other income for the nine months ended September 30, 2025, was $146.3 million compared to other income of $1.8 million for the nine months ended September 30, 2024. The increase was primarily attributable to the gain on sale of the PRV of $148.3 million and an increase in interest and other income, net of $3.0 million, partially offset by a decrease in fair value adjustment related to warrant and CVR liability of $6.0 million.
Liquidity and Capital Resources
Sources of Liquidity
Through September 30, 2025, we have funded our research and development and operating activities primarily through the issuance of debt and equity and from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, our PRV sale consummated on April 1, 2025, and consulting agreements. As of September 30, 2025, we had cash, cash equivalents and investments of $230.4 million.

On February 26, 2025, we entered into the PRV Transfer Agreement, pursuant to which we agreed to sell the PRV to the buyer, subject to customary closing conditions. Pursuant to the PRV Transfer Agreement, the buyer agreed to pay us $150.0 million, payable in cash, upon the closing of the sale. On April 1, 2025, the asset sale was consummated, resulting in net proceeds of $148.3 million.
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
August 2024 Offering
On August 8, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the offering, issuance and sale by us of 9,230,770 shares of our common stock at a public offering price of $6.50 per share, pursuant to the June 2024 Registration Statement and a related prospectus supplement dated August 8, 2024 filed with the SEC (the “August 2024 Offering”). Under the terms of the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,384,615 shares of our common stock at the public offering price, less underwriting discounts and commissions, which the Underwriters exercised in full on August 9, 2024. The August 2024 Offering closed on August 12, 2024. Total shares issued were 10,615,385. Net proceeds from the offering were approximately $64.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We used the net proceeds of the offering to support the commercial launch activities for MIPLYFFA, continued commercial support for our other approved products and the continued development of celiprolol through potential NDA filings and other general corporate purposes.
Entry into 2024 ATM Agreement
On July 12, 2024, we entered into an equity distribution agreement (the “2024 ATM Agreement”) with Citizens JMP Securities LLC (“Citizens JMP”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as its sales agent. The issuance and sale, if any, of common stock by us under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. As of September 30, 2025, no shares have been issued or sold under the 2024 ATM Agreement.

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
Under the terms of the Credit Agreement, the Lenders provided a senior secured loan facility to us in the aggregate principal amount of $100.0 million, which is divided into three tranches as follows: (i) $60.0 million, which was funded in full on the Term Loans Closing Date; (ii) $20.0 million, which was available to us in up to two drawings, each in an amount not to exceed $10.0 million, at our option until October 5, 2025; and; (iii) $20.0 million, which was available to us upon approval by the FDA of the NDA for MIPLYFFA for the treatment of NPC, at our option until December 31, 2024 (collectively, the “Term Loans”). We did not opt to draw down the amounts described in (ii) and (iii) above prior to their applicable expiration dates.

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

The Credit Agreement contains customary affirmative and negative covenants by us, which, among other things, will require us to provide certain financial reports to the Lenders, meet certain minimum net product sales amounts, and limit our ability to incur or guarantee additional indebtedness, engage in certain transactions, and effect a consolidation or merger without consent. In addition, as long as the line of credit remains active, we must maintain a minimum cash balance of $20.0 million to ensure that we can meet our immediate capital needs. Our obligations under the Credit Agreement may be accelerated upon customary events of default, including non-payment of principal, interest, fees and other amounts, covenant defaults, insolvency, material judgments, or inaccuracy of representations and warranties. The Term Loans are secured by a first priority perfected lien on, and security interest in, substantially all of our current and future assets. The proceeds of the Term Loans were used to refinance certain of our previously existing indebtedness. We will use the remaining proceeds to pay fees and expenses related to the debt financing and fund the development and commercialization of MIPLYFFA and our other approved products, and to further the development of its other product candidates.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2025, and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(7,114)	$(53,415)
Net cash provided by (used in) investing activities	17,900	(16,690)
Net cash provided by financing activities	9,518	81,312
Effect of exchange rate changes on cash and cash equivalents	350	(217)
Net increase in cash and cash equivalents	$20,654	$10,990
Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities of $7.1 million consisted of net income of $71.1 million, offset by $61.7 million in adjustments for non-cash items and changes in working capital of $16.5 million. Net income was primarily attributable to the sale of the PRV, as well as revenue received from product sales of MIPLYFFA and OLPRUVA, royalties generated under the AZSTARYS License Agreement, and reimbursements received under the French AC, partially offset by impairment and obsolescence charges and spend on R&D programs and operating costs. The adjustments for non-cash items primarily consisted of the gain on sale of PRV of $148.3 million, partially offset by impairment of intangible assets of $58.7 million, inventory obsolescence of $11.7 million, stock-based compensation expense of $8.4 million, $3.7 million of depreciation and amortization expense, and income tax expense of $2.9 million.
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
Investing Activities
For the nine months ended September 30, 2025, net cash provided by investing activities was $17.9 million, which was primarily attributable to proceeds from the sale of the PRV of $150.0 million and maturities of investments of $91.0 million, partially offset by $222.8 million in purchases of investments.
For the nine months ended September 30, 2024, net cash used in investing activities was $16.7 million, which was primarily attributable to purchases of investments of $41.5 million, partially offset by $24.8 million in maturities of investments.

Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities was $9.5 million, which was primarily attributable to proceeds from the issuance of stock for warrants exercised of $6.0 million and options exercised or RSUs vested of $3.5 million.
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
To date, we have generated revenue from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, our PRV sale consummated on April 1, 2025 and consulting agreements. We expect that, for the foreseeable future, our sources of revenues will be from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the French AC, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, and any other future arrangements related to one or more of our products or product candidates. We cannot guarantee that our current commercialization strategies, or any strategy we adopt in the future, will be successful. For instance, we received milestone payments under the AZSTARYS License Agreement, but we cannot guarantee that we will earn any additional milestone or royalty payments under this agreement in the future. We also cannot guarantee that we will continue to receive reimbursements under the French AC or the extent of our success in commercializing MIPLYFFA or OLPRUVA. We also expect to continue to incur significant additional costs associated with operating as a public company.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On February 12, 2025, our motion to dismiss was denied and the case is now in the discovery phase. On July 17, 2025, Zevra and Commave filed cross motions for partial summary judgment as to certain of Commave’s claims, and the court held oral argument on the parties' cross motions on September 22, 2025. We strongly disagree with Commave's allegations and believe this lawsuit is without merit.
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
ITEM 1A.RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider all the risk factors and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 12, 2025, before investing in our common stock. Other than as described below, there have been no material changes to the risk factors described in that report. If any such risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of the risk factors in our Annual Report on Form 10-K and below, and the other factors described in this Quarterly Report on Form 10-Q.
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
We are highly dependent on the management, research and development, clinical, financial and business development expertise of our senior leadership team, as well as the other members of our scientific and clinical teams. Although we have employment agreements with each of our executive officers, these agreements do not obligate them to continue working for our company and they may terminate their employment with us at any time. Our future performance will depend, in part, on our ability to retain senior level executives who will provide continuity of leadership among the larger workforce. If we are unable to avoid excessive or disruptive turnover of our executive officers, that could be viewed negatively by our customers, employees, investors, and other third-party partners, and could have an adverse impact on our business and results of operations.
Our success depends in part on our ability to attract and retain the best available personnel with the necessary qualifications, which in a competitive global market means that our recruitment efforts should not be limited entirely to the U.S. To the extent U.S. immigration-related policies, laws, rules, proclamations or orders restrict our ability to attract, or increase the cost of attracting, international talent, this could adversely impact our business and results of operations. For example, the current U.S. administration's decision, announced September 19, 2025, that, subject to limited exceptions, petitions for H-1B visas should be approved only if they are accompanied by a payment of $100,000, could hamper our recruitment efforts for any new personnel who require such a visa. Additional changes in U.S. immigration policies, rules, laws or orders could further increase our recruitment costs or delay key projects that require specialized expertise. In addition, restrictions or delays in the issuance of other visas or in immigration processing could adversely affect our ability to collaborate effectively with our employees outside the U.S. and to retain the qualified personnel needed for our operations.
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
•expansion of the list of entity types eligible for participation in the Public Health Service 340B drug pricing program (the “340B program”) to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting “orphan drugs,” such as MIPLYFFA, from the 340B ceiling price requirements for these covered entities; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant..
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
Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We participate in and have certain price reporting obligations under the Medicaid Drug Rebate Program (the “MDRP”) as a condition of having covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires us to pay a rebate to state Medicaid programs every quarter for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that we must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (“AMP”) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.
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
Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The ACA expanded the list of covered entities to include certain free‑standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs,” such as OLPRUVA , from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and, in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply with 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer or and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.
In order for OLPRUVA or any product candidates, if approved, to be paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. As part of this program, we are required to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (“FCP”), to four federal agencies (VA, U.S. Department of Defense (“DOD”), Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price (“Non-FAMP”), which we must calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

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
None.
(c)Insider Trading Arrangements and Policies.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
10.1*	Fourth Amendment to the Lease Agreement, by and between the Registrant and TMT-CELEBRATION OFFICE CENTER I & II LLC, dated as of September 4, 2025.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

Zevra Therapeutics, Inc.

Date:	November 5, 2025	By:	/s/ Neil F. McFarlane
Neil F. McFarlane
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA
Chief Financial Officer and Treasurer (Principal Financial Officer)