Form 10-Q
period 2026-03-31
ZEVRA THERAPEUTICS, INC.
filed 2026-05-06
CIK 1434647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _________ to _________
Commission File Number: 001-36913
____________________________________________________________
Zevra Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________

Delaware	20-5894398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Federal Street, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

(888) 958-1253
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
As of May 1, 2026, the registrant had 59,115,084 shares of common stock outstanding.

ZEVRA THERAPEUTICS, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “potential,” “continue” or other similar words or the negative of these terms. We have based these forward-looking statements largely on our current expectations about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026 (the “Annual Report on Form 10-K”), and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and the timing of events and circumstances and actual results could differ materially from those anticipated in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:
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
•the progress of, outcome of and timing of any regulatory approval for any of our product candidates;
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

PART I — FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$95,595	$62,406
Investments, current	105,021	128,605
Accounts and other receivables	22,098	23,258
Prepaid expenses and other current assets	4,944	6,998
Inventories, current	2,310	1,740
Total current assets	229,968	223,007
Investments, noncurrent	36,145	47,879
Inventories, noncurrent	—	879
Property and equipment, net	430	489
Operating lease right-of-use assets	1,087	1,212
Goodwill	4,701	4,701
Intangible assets, net	6,105	6,421
Other long-term assets	143	143
Total assets	$278,579	$284,731

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$11,688	$11,598
Current portion of operating lease liabilities	406	419
Current portion of discount and rebate liabilities	13,172	12,188
Current portion of income tax payable	20,354	13,710
Other current liabilities	1,408	1,362
Total current liabilities	47,028	39,277
Long-term debt	—	61,928
Warrant liability	6,797	9,575
Income tax payable	6,871	7,029
Operating lease liabilities, less current portion	741	859
Discount and rebate liabilities, less current portion	9,479	9,693
Other long-term liabilities	1,859	1,713
Total liabilities	72,775	130,074

Commitments and contingencies (Note M)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2026, or December 31, 2025	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized; 60,690,542 shares issued and 59,114,850 shares outstanding as of March 31, 2026; 58,338,319 shares issued and 56,854,781 shares outstanding as of December 31, 2025	6	6
Additional paid-in capital	602,748	588,458
Treasury stock, at cost	(10,983)	(10,983)
Accumulated deficit	(384,170)	(422,060)
Accumulated other comprehensive loss	(1,797)	(764)
Total stockholders' equity	205,804	154,657
Total liabilities and stockholders' equity	$278,579	$284,731
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Revenue, net	$36,220	$20,401
Cost of product revenue (excluding $316 and $1,615 in intangible asset amortization for the three months ended March 31, 2026, and 2025, respectively, shown separately below)	1,897	1,345
Intangible asset amortization	316	1,615
Gain on sale of future royalties, intellectual property, and other assets, net	43,314	—
Operating expenses:
Research and development	4,392	3,258
Selling, general and administrative	20,783	19,545
Total operating expenses	25,175	22,803
Income (loss) from operations	52,146	(5,362)
Other (expense) income:
Loss on extinguishment of debt	(2,756)	—
Loss on derivative liability	(7,216)	—
Interest expense	(1,711)	(1,969)
Fair value adjustment related to warrant and CVR liability	968	4,874
Fair value adjustment related to investments	(216)	(3)
Interest and other income, net	3,589	543
Total other (expense) income	(7,342)	3,445
Income (loss) before income taxes	44,804	(1,917)
Income tax expense	(6,914)	(1,182)
Net income (loss)	$37,890	$(3,099)

Net income (loss) per share of common stock:
Basic	$0.62	$(0.06)
Diluted	$0.60	$(0.06)

Weighted-average shares of common stock outstanding:
Basic	58,405,955	54,095,543
Diluted	60,230,490	54,095,543
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended March 31,
	2026	2025
Net income (loss)	$37,890	$(3,099)
Other comprehensive loss:
Foreign currency translation adjustment	(982)	(713)
Net unrealized losses on available-for-sale securities	(51)	—
Other comprehensive loss	(1,033)	(713)
Comprehensive income (loss)	$36,857	$(3,812)
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (Loss)	Equity
Balance as of January 1, 2026	$6	$588,458	$(10,983)	$(422,060)	$(764)	$154,657
Net income	—	—	—	37,890	—	37,890
Stock-based compensation expense	—	3,105	—	—	—	3,105
Issuance of common stock for stock awards	—	25	—	—	—	25
Issuance of common stock for stock warrants exercised	—	11,160	—	—	—	11,160
Other comprehensive loss	—	—	—	—	(1,033)	(1,033)
Balance as of March 31, 2026	$6	$602,748	$(10,983)	$(384,170)	$(1,797)	$205,804
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (Loss)	Equity
Balance as of January 1, 2025	$5	$555,302	$(10,983)	$(505,289)	$631	$39,666
Net loss	—	—	—	(3,099)	—	(3,099)
Stock-based compensation expense	—	3,052	—	—	—	3,052
Issuance of common stock in exchange for consulting services	—	75	—	—	—	75
Issuance of common stock as part of the Employee Stock Purchase Plan	—	63				63
Issuance of common stock for options exercised	—	1,979	—	—	—	1,979
Other comprehensive loss	—	—	—	—	(713)	(713)
Balance as of March 31, 2025	$5	$560,471	$(10,983)	$(508,388)	$(82)	$41,023
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$37,890	$(3,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,105	3,115
Inventory obsolescence charge	485	—
Income tax expense	6,914	1,182
Depreciation and amortization expense	368	1,649
Non-cash interest expense	341	663
Non-cash lease expense	118	—
Fair value adjustment related to warrant and CVR liability	(968)	(4,874)
Accretion on investments	(624)	(305)
Fair value adjustment related to investments	216	3
Loss on extinguishment of debt	2,756	—
Loss on derivative liability	7,216	—
Cash paid to settle derivative instrument and payoff premium	(9,016)	—
Settlement of royalties to Aquestive	(4,393)	—
Paid-in-kind interest	(3,134)	—
Gain on sale of future royalties, intellectual property, and other assets, net	(43,314)	—
Consulting fees paid in common stock	—	75
(Gain) loss on foreign currency exchange rates	(1,403)	213
Change in assets and liabilities:
Accounts and other receivables	6,890	(2,108)
Prepaid expenses and other current assets	2,053	286
Inventories	(185)	(205)
Operating lease right-of-use assets	—	166
Other long-term assets	(87)	—
Accounts payable and accrued expenses	(529)	(7,265)
Discount and rebate liabilities	1,150	1,912
Operating lease liabilities	(123)	(190)
Other liabilities	416	560
Net cash provided by (used in) operating activities	6,142	(8,222)

Cash flows from investing activities:
Sale of future royalties, intellectual property, and other assets, net	43,935	—
Purchases of property and equipment	(35)	(99)
Disposals of property and equipment	42	—
Purchases of investments	(58,296)	(7,359)
Sales and maturities of investments	93,972	18,000
Net cash provided by investing activities	79,618	10,542

Cash flows from financing activities:
Repayment of debt	(60,092)	—
Payments for employee taxes related to stock awards	(2,635)
Proceeds from issuance of common stock for options exercised	752	1,979
Proceeds from issuance of common stock for warrants exercised	9,171	—
Payments of principal on insurance financing arrangements	—	(372)
Net cash (used in) provided by financing activities	(52,804)	1,607
Effect of exchange rate changes on cash and cash equivalents	233	(372)
Net increase in cash and cash equivalents	33,189	3,555
Cash and cash equivalents, beginning of period	62,406	33,785
Cash and cash equivalents, end of period	$95,595	$37,340

Supplemental cash flow information:
Cash paid for interest	$1,370	$1,306
Right-of-use assets obtained in exchange for lease liabilities	—	1,115

Non-cash investing activities:
Cash not yet received on sale of of future royalties, intellectual property, and other assets, net	5,000	—
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A.    Description of Business, Basis of Presentation, and Significant Transactions
Organization
Zevra Therapeutics, Inc. (the “Company” or “Zevra”) is a commercial-stage company with a late-stage pipeline committed to bringing life-changing therapeutics to people living with rare diseases. The Company is focused on expanding patient access through geographic expansion opportunities, progressing and increasing its pipeline, and delivering meaningful therapeutics.
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
Arimoclomol has been granted orphan medicinal product designation for the treatment of NPC by the European Commission. The Company is pursuing regulatory approval in E.U. and filed a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) in July 2025; the application is currently under review.
Additionally, the Company is currently conducting a Phase 3 clinical trial of celiprolol for the treatment of Vascular Ehlers-Danlos syndrome (“VEDS”) in patients with a confirmed type III collagen mutation.
On March 13, 2026, the Company entered into an Asset Purchase and Settlement Agreement (the “Commave Settlement Agreement”) with Commave Therapeutics SA (“Commave”) to sell certain assets of the Company to Commave and to resolve pending litigation (Note M) related to claims arising under the Collaboration and License Agreement between the parties dated September 3, 2019, as amended (the “AZSTARYS License Agreement”).
Pursuant to the Commave Settlement Agreement, Commave agreed to pay a total of $50.0 million, and the Company agreed to sell to Commave all of the Company's rights to certain assets relating to the Company's serdexmethylphenidate (“SDX”) portfolio, including AZSTARYS and KP1077. Under the March 2012 termination agreement with Aquestive Therapeutics, Inc. (“Aquestive”) (the “Aquestive Termination Agreement”), Aquestive has the right to receive an amount equal to 10% of any value generated by AZSTARYS and any product candidates containing SDX, including the sales proceeds under the Commave Settlement Agreement. Commave paid an aggregate of $45.0 million during the first quarter of 2026, consisting of $40.5 million paid to the Company and $4.5 million paid directly to Aquestive. In April 2026, Commave paid the remaining $5.0 million, consisting of $4.5 million to the Company and $0.5 million directly to Aquestive. In accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, the net proceeds from the sale were recorded as a gain on sale of future royalties, intellectual property, and other assets, net of $43.3 million in the Company's unaudited condensed consolidated statements of operations for the three months ended March 31, 2026. In addition, under the Commave Settlement Agreement, the Company and Commave have agreed to terminate the AZSTARYS License Agreement in its entirety.
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
Registration Statements on Form S-3
On February 5, 2024, Zevra filed a registration statement on Form S-3 (File No. 333-276856) registering the resale of an aggregate of 2,269,721 shares of Zevra’s common stock by certain stockholders (the “Resale Registration Statement”). The Resale Registration Statement was declared effective on April 8, 2024.
On June 4, 2024, the Company filed a registration statement on Form S-3 (File No. 333-279941) (the “June 2024 Registration Statement”) under which the Company may sell securities, including as may be issuable upon conversion, redemption, repurchase, exchange or exercise of securities, in one or more offerings up to a total aggregate offering price of $350.0 million, $75.0 million of which was allocated to the sale of the shares of common stock issuable under the 2024 ATM Agreement (as described further below). The June 2024 Registration Statement was declared effective on June 13, 2024.
Entry into 2024 ATM Agreement
On July 12, 2024, the Company entered into an equity distribution agreement (the “2024 ATM Agreement”) with Citizens JMP Securities LLC (“Citizens JMP”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as its sales agent. The issuance and sale, if any, of common stock by the Company under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. As of March 31, 2026, no shares have been issued or sold under the 2024 ATM Agreement.
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
On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the useful lives of property and equipment, the recoverability of long-lived assets, the incremental borrowing rate for leases, and assumptions used for purposes of determining stock-based compensation, income taxes, the fair value of the warrant liability and discount and rebate liabilities, the valuation of embedded derivatives, and the net realizable value of inventory, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit and investments with multiple financial institutions, the balances of which frequently exceed insured limits, and accounts receivable, which are concentrated amongst a limited number of customers.
Investments
The Company maintains investment securities that are classified as available-for-sale securities, primarily consisting of U.S. Treasury securities and corporate bonds. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the Company has historically elected the fair value option based on the Company's liquidity needs. For purchases of debt securities in previous periods, applying fair value accounting most accurately represented the Company's investment strategy due to the fact that excess cash was being invested for the purpose of funding future operations. In such circumstances, securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the unaudited condensed consolidated statements of operations. As of March 31, 2026, and December 31, 2025, the Company held securities under the fair value option with an aggregate fair value of $82.6 million and $176.5 million, respectively, that contained an aggregate unrealized loss of less than $(0.1) million and an aggregate unrealized gain of $0.1 million, respectively, which is included on the unaudited condensed consolidated statements of operations.
The Company did not elect to apply the fair value option to individual securities purchased in 2026 due to its strengthening financial position and decreased need for immediate liquidity. For such securities, unrealized gains and losses are included in net unrealized gains (losses) on available-for-sale securities on the unaudited condensed consolidated statements of comprehensive income (loss).

Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities. Interest income is included in interest and other income, net, in the unaudited condensed consolidated statements of operations. As of March 31, 2026, securities for which the fair value option was not elected had an aggregate fair value and amortized cost basis of $58.6 million, with an aggregate unrealized loss of less than $(0.1) million included in the unaudited condensed consolidated statements of comprehensive income (loss). The fair value of these securities, along with those for which the fair value option was elected, are included in the investments, current, and investments, noncurrent, lines on the unaudited condensed consolidated balance sheets. We determined that none of these recently purchased available-for-sale securities were other-than-temporarily impaired as of March 31, 2026. Therefore, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
For securities held at March 31, 2026, approximately $105.0 million mature within one year and approximately $36.1 million mature in one to three years.
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
This assessment requires judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. As of March 31, 2026, and December 31, 2025, the Company identified Acer Therapeutics, Inc. (“Acer”) to be the Company's sole interest in a VIE. As Zevra is the final decision maker for all of Acer's research, development, and commercialization of drug candidates that it is producing, the Company directs the activities of Acer that most significantly impact its performance. Therefore, the Company is the primary beneficiary of this VIE for accounting purposes and consolidates the assets and liabilities of the VIE.
Gain on Sale of PRV
The Company received a transferable rare pediatric disease priority review voucher (“PRV”) in conjunction with the FDA approval of MIPLYFFA. On February 26, 2025, the Company and its subsidiary, Zevra Denmark A/S, entered into an asset purchase agreement with a buyer, pursuant to which the Company agreed to sell the PRV to the buyer for aggregate proceeds of $150.0 million, payable in cash, upon the closing of the sale. On April 1, 2025, the asset sale was consummated and title of the PRV transferred to the buyer, resulting in net proceeds of $148.3 million to the Company. The PRV did not have a carrying value at the time of sale. In accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, the net proceeds from the sale were recorded as a gain on sale of PRV in the Company's unaudited condensed consolidated statements of operations in the three months ended June 30, 2025.
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
In accordance with ASC 606, the Company recognizes revenue when fulfilling its performance obligation by transferring control of promised goods or services to its customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining when the customer obtains control of the product, the Company considers certain indicators, including whether the Company has a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received. The Company's net revenues represent total revenues adjusted for discounts and allowances, including estimated cash discounts, chargebacks, rebates, returns, copay assistance, data fees and wholesaler fees for services. These adjustments represent variable consideration under ASC 606 and are recorded as a reduction of revenue. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products. All estimated reserve liabilities related to commercial products are recorded within the current portion of discount and rebate liabilities in the unaudited condensed consolidated balance sheets.
Expanded Access Program
Net revenue includes revenue from the sale of arimoclomol provided for the treatment of NPC under an expanded access program (“EAP”) in France, and in select territories outside Europe. An EAP is a program giving specific patients access to a drug that is not yet approved for commercial sale. Only drugs targeting serious or rare indications and for which there is currently no appropriate treatment are considered for expanded access programs. Further, to be considered for the expanded access program, the drug must have proven efficacy and safety and must either be undergoing price negotiations or seeking marketing approval.
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
The French Health Authorities and the manufacturer have agreed to a price for reimbursements under the EAP in France, but the final price depends on the terms and conditions negotiated with the French Health Authorities, following market authorization. Any excess in the price charged by the manufacturer compared to the price agreed with the health authorities once the medicinal product is authorized in France must be repaid. The potential repayment is considered in the clawback liability. An estimate of net revenue and clawback liability are recognized using the ‘expected value’ method. Accounting for net revenue and clawback liability requires determination of the most appropriate method for estimating the expected final price. This estimate also requires assumptions with respect to inputs into the method, including current pricing of comparable marketed products within the rare disease area in France. Management has considered the expected final sales price as well as the price of similar medicinal products. The Company is operating within a rare disease therapeutic area where there is unmet treatment need and hence a limited number of comparable commercialized medicinal products. The limited available relevant market information for directly comparable commercialized medicines within rare disease increases the uncertainty in management's estimate.
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
Acquired IPR&D and Milestones Expenses
In an asset acquisition, payments incurred prior to regulatory approval to acquire rights to in-process research and development (“IPR&D”) projects are expensed as acquired IPR&D and milestones expense in the unaudited condensed consolidated statements of operations unless the project has an alternative future use. These costs include upfront and development milestone payments related to R&D collaborations, licensing arrangements, or other asset acquisitions that provide rights to develop, manufacture and/or sell pharmaceutical products. Where contingent development milestone payments are due to third parties, prior to regulatory approval, the payment obligations are expensed when the milestone results are achieved. Regulatory and commercial milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to intangible asset amortization over the remaining useful life of the related product.
Embedded Derivative
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative instruments that are bifurcated from a host contract, the Company recognizes them as either assets or liabilities in the unaudited condensed consolidated balance sheets and measures them at fair value. Embedded derivatives are remeasured at each reporting date, with changes in fair value recognized in earnings within loss on derivative liability in the unaudited condensed consolidated statements of operations. The Company initially assesses the probability of triggering events for bifurcated embedded derivatives in determining fair value. The probability is assessed at each reporting period.
Inventories
The value of inventories is recorded at net realizable value. The Company determines the cost of its inventories, which include amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Inventories that are not expected to be sold within 12 months are classified as inventories, noncurrent.
The Company may scale-up and make commercial quantities of its product candidates prior to the date it anticipates that such product will receive final regulatory approval. The scale-up and commercial production of pre-launch inventory involves the risk that such products may not be approved for marketing on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventory of products that have not received final regulatory approval when the Company believes such action is appropriate in relation to the commercial value of the product launch opportunity. We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. The Company had no pre-approval inventory on its unaudited condensed consolidated balance sheets as of March 31, 2026, or December 31, 2025. Inventory used in clinical trials is also expensed as research and development expense when selected for such use. Inventory that can be used in the production of either clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign. The cost of finished goods inventory that is shipped to a customer to support the Company’s patient assistance programs is expensed when those shipments take place. As of March 31, 2026, and December 31, 2025, the Company did not have pre-launch inventory that qualified for capitalization.
The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product revenue in the unaudited condensed consolidated statements of operations. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write downs of inventory may be required. Additionally, the Company’s products are subject to strict quality control and monitoring, which is performed throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, the Company will record a charge to cost of product revenue, to write down any unsaleable inventory to its estimated net realizable value. For the three months ended March 31, 2026, the Company recognized $0.5 million related to write-downs for unsaleable inventory. There was no write-down for unsaleable inventory for the three months ended March 31, 2025.
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
On August 30, 2023, Acer and Relief Therapeutics SA (“Relief”) entered into an exclusive license agreement (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Zevra is obligated to pay royalties of 10% of U.S. net sales of OLPRUVA up to a maximum of $45.0 million, plus specified regulatory milestones, for total payments to Relief of up to $56.5 million. On April 10, 2025, Relief sold the rights to this royalty to Soleus Capital Management L.P.
Under the Aquestive Termination Agreement, Aquestive has the right to receive an amount equal to 10% of any value generated by AZSTARYS and any product candidates containing SDX. Accordingly, in connection with the Commave Settlement Agreement, Aquestive receives 10% of the Company's sales proceeds.
Accounts and Other Receivables
Accounts and other receivables consist of receivables from MIPLYFFA and OLPRUVA product sales, receivables under the AZSTARYS License Agreement, receivables related to the Commave Settlement Agreement, the global EAP, and income tax receivables and other receivables due to the Company. Receivables under the AZSTARYS License Agreement are recorded for amounts due to the Company related to royalties on product sales. Receivables under the global EAP are recorded for revenue from arimoclomol in France and select territories outside of Europe. The Company provides reserves against receivables for estimated losses that may result from a customer's inability to pay. Receivables are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company’s own historical collection experience. Amounts determined to be uncollectible are charged or written-off against the reserve.
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
The Company records nonrefundable advance payments it makes for future research and development activities as prepaid expenses. Prepaid expenses are recognized as expense in the unaudited condensed consolidated statements of operations as the Company receives the related goods or services.

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
Patent Costs
Patent costs, including related legal costs, are expensed as incurred and recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
On December 22, 2017, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (“Tax Act”). Effective January 1, 2018, the Tax Act provides for a new global intangible low-taxed income (“GILTI”) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”), which includes a broad range of tax reform provisions, was signed into law in the United States. This includes a net Controlled Foreign Corporation (“CFC”) tested income (“NCTI”) provision, which is an update of the GILTI provision that was effective under H.R. 1. The Company has not recorded any deferred taxes for future NCTI inclusions as any future inclusions are expected to be treated as a period expense. The Company continues to assess the impact of the OBBB but currently does not expect the OBBB to have a material impact on the Company's estimated annual effective tax rate in 2026.
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

Earnings per Share
The Company uses the two-class method to compute net income (loss) per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s convertible preferred stock, if applicable, and select warrants are entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders and, as a result, are considered participating securities.
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
Foreign Currency
Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income (loss) in the accompanying unaudited condensed consolidated statements of stockholders’ equity.
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
C.    Segment Information
Zevra manages its business activities on a consolidated basis and operates as a single operating segment dedicated to the research and development, manufacturing, commercialization and sale of innovative medicines and therapies. The Company primarily derives its revenue from MIPLYFFA and OLPRUVA product sales and reimbursements received under the global EAP. For the three months ended March 31, 2026, and 2025, the Company's revenue included royalties generated under the AZSTARYS License Agreement.
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
The following table presents the operating results of the Company's segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Total revenues	$36,220	$20,401
Less significant segment expenses:
Research and development directly identified to programs	2,932	2,361
Research and development not directly identified to programs	1,460	897
Selling, general and administrative directly identified to programs	6,432	7,561
Selling, general and administrative not directly identified to programs	14,351	11,984
Other segment items:
Income tax expense	6,914	1,182
Interest income	(2,184)	(718)
Depreciation and amortization expense	368	1,649
Interest expense	1,711	1,969
Other income, net (a)	(33,654)	(3,385)
Segment net income (loss)	$37,890	$(3,099)
(a) Other income, net, included in segment net income (loss) includes cost of product revenue, intangible asset amortization, gain on sale of future royalties, intellectual property, and other assets, net, loss on extinguishment of debt, loss on derivative liability, fair value adjustment related to warrant and contingent value right (“CVR”) liabilities, fair value adjustments related to investments, and other overhead expenses.
The Company holds long-lived assets in the United States of $1.2 million and $2.2 million as of March 31, 2026, and December 31, 2025, respectively. The Company holds long-lived assets in Europe of $0.3 million and $0.4 million as of March 31, 2026, and December 31, 2025, respectively.

D.    Inventories
The components of inventory are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$7	$7
Work in progress	863	1,780
Finished goods	1,440	832
Total inventories	$2,310	$2,619
E.    Debt Obligations
Term Loans
On April 5, 2024 (the “Term Loans Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P., and Perceptive Credit Holdings IV, LP (collectively, the “Lenders”), and Alter Domus (US) LLC, as administrative agent (the “Administrative Agent”).
Under the terms of the Credit Agreement, the Lenders provided a senior secured loan facility to the Company in the aggregate principal amount of $100.0 million, which was divided into three tranches as follows: (i) $60.0 million, which was funded in full on the Term Loans Closing Date; (ii) $20.0 million, which was available to the Company in up to two drawings, each in an amount not to exceed $10.0 million, at the Company's option until October 5, 2025; and; (iii) $20.0 million, which was available to the Company upon approval by the FDA of the NDA for MIPLYFFA for the treatment of NPC, at the Company’s option until December 31, 2024 (collectively, the “Term Loans”). The Company did not draw down the amounts described in (ii) and (iii) above prior to their applicable expiration dates. The proceeds of the Term Loans were used to refinance certain existing indebtedness of the Company and its subsidiaries. The Company used the remaining proceeds to pay fees and expenses related to the debt financing and commercialization of MIPLYFFA and OLPRUVA, and to further the development of its other product candidates.
The Company evaluated the contractual terms of the Term Loans in accordance with ASC 815, Derivatives and Hedging, to determine whether any embedded features require bifurcation from the host debt instrument. The embedded features identified in the Term Loans included a mandatory prepayment provision upon the occurrence of certain triggering events. Based on its assessment, the Company determined that the mandatory repayment feature is not clearly and closely related to the host debt instrument and therefore requires bifurcation and separate accounting as a derivative instrument. The embedded derivative is not designated as a hedging instrument and is accounted for separately from the host debt instrument. The derivative is remeasured at each reporting date, with changes in fair value recognized in the unaudited consolidated statements of operations. As of December 31, 2025, the embedded derivative had no value as the Company determined that the probability of the associated triggering event was remote. For the three months ended March 31, 2026, the Company recognized a loss on derivative liability of $7.2 million in the unaudited condensed consolidated statements of operations. The embedded derivative was eliminated upon repayment of the Term Loans as described below.
On March 12, 2026, the Company repaid in full all outstanding obligations under the Credit Agreement. As of the date of repayment, the aggregate principal amount outstanding under the Credit Agreement was approximately $63.1 million (which includes accrued paid-in-kind interest of approximately $3.1 million), plus accrued and unpaid cash interest of $1.4 million. Under the terms of the Credit Agreement, the Company was also required to pay a final payment premium of $1.8 million, a make-whole amount and prepayment premium of $7.2 million and legal fees of approximately $0.1 million. The Term Loans were secured by a first priority perfected lien on, and security interest in, substantially all current and future assets of the Company and certain of its subsidiaries that were guarantors thereunder. Upon repayment, the Credit Agreement and all related loan documents were terminated, and all liens and security interests granted thereunder were released. The Company recognized a loss on extinguishment of debt of $2.8 million in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2026.
Prior to the repayment, the principal amount of the Term Loans outstanding (the “Outstanding Principal Amount”) bore interest at a rate equal to 3-Month Term Secured Overnight Financing Rate (“SOFR”) plus 7.00% per annum. The 3-Month Term SOFR rate was subject to a floor of 4.00% per annum. Interest was payable quarterly in arrears on the last day of each calendar quarter. The Company had the option to pay up to 25% of the interest in-kind beginning on the Term Loans Closing Date, through and including March 31, 2026. During the three months ended March 31, 2026, the Company repaid approximately $3.1 million of interest-in-kind. The Company had recognized approximately $3.1 million of interest-in-kind as of December 31, 2025, which is included in long-term debt in the unaudited condensed consolidated balance sheets. The Term Loans would have matured on April 5, 2029, the fifth anniversary of the Term Loans Closing date.

Long-term debt consisted of the following at December 31, 2025 (in thousands):

December 31, 2025
Notes payable	$63,608
Unamortized original issue discount	(755)
Less: debt issuance costs	(925)
$61,928
F.    Revenue, net
For the three months ended March 31, 2026, and 2025, the Company recorded $36.2 million and $20.4 million, respectively, of revenue.
Product Revenues, net
On September 20, 2024, the FDA approved MIPLYFFA (arimoclomol), an orally-delivered treatment for NPC, which is an ultra-rare and progressive neurodegenerative disease, for treatment in combination with miglustat. For the three months ended March 31, 2026, and 2025, sales of MIPLYFFA were $24.6 million and $17.1 million, respectively.
On December 27, 2022, the FDA approved OLPRUVA (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the chronic management of adults and children with certain UCDs. For the three months ended March 31, 2026, and 2025, sales of OLPRUVA were $0.3 million and $0.1 million, respectively.
The Company currently utilizes a single specialty pharmacy provider as its sole distributor for both MIPLYFFA and OLPRUVA. The Company also enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of its products. All estimated reserve liabilities related to commercial products are recorded within the current portion of discount and rebate liabilities in the unaudited condensed consolidated balance sheets. To commercialize MIPLYFFA and OLPRUVA in the United States, the Company has built marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or has made arrangements with third parties to perform these services. All revenues derived from sales of MIPLYFFA and OLPRUVA are in the United States.
Expanded Access Program
For the three months ended March 31, 2026, and 2025, the Company recognized revenue related to the global EAP of $10.2 million and $2.3 million, respectively, net of a clawback liability and other adjustments of $4.7 million and $1.7 million, respectively.
The total estimated clawback reserve liability as of March 31, 2026, and December 31, 2025, was $16.9 million and $15.3 million, respectively. As of March 31, 2026, and December 31, 2025, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.
AZSTARYS License Agreement
Under the AZSTARYS License Agreement, as amended, the Company granted to Commave an exclusive, worldwide license to develop, manufacture and commercialize the Company’s product candidates containing SDX and d-MPH, including AZSTARYS, or any other product candidates containing SDX and developed to treat ADHD or any other central nervous system disorder. Corium Inc. was tasked by Commave to lead all commercialization activities for AZSTARYS under the AZSTARYS License Agreement. Pursuant to the AZSTARYS License Agreement, Commave agreed to pay milestone payments up to an aggregate of $590.0 million upon the occurrence of specified regulatory milestones related to AZSTARYS, additional fixed payments upon the achievement of specified U.S. sales milestones, and quarterly, tiered royalty payments based on a range of percentages of net sales (as defined in the AZSTARYS License Agreement). Commave was obligated to make such royalty payments on a product-by-product basis until expiration of the royalty term for the applicable product.

The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price, as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the three months ended March 31, 2026 and 2025, the Company recognized revenue under the AZSTARYS License Agreement of $1.1 million and $0.9 million, respectively, and all revenues recognized under this agreement were derived in the United States. There was no deferred revenue related to this agreement as of March 31, 2026, or December 31, 2025. As further discussed in Note A, the Company and Commave agreed to terminate the AZSTARYS License Agreement during the first quarter of 2026, and therefore will not recognize revenue in future periods under the agreement.
The AZSTARYS License Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer/vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the AZSTARYS License Agreement.
Relief Exclusive License Agreement
Pursuant to the Relief License Agreement, Relief holds exclusive development and commercialization rights for OLPRUVA in the European Union (“EU”), Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (“Geographical Europe”). The Company has the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe. For the three months ended March 31, 2026, and 2025, the Company did not recognize any revenue under the Relief License Agreement. There was no deferred revenue related to this agreement as of March 31, 2026, and December 31, 2025.
Accounts and Other Receivables
Accounts and other receivables consist of receivables from MIPLYFFA and OLPRUVA product sales, receivables under the Commave Settlement Agreement, the global EAP, and other receivables due to the Company. Receivables under the global EAP are recorded for product sales of MIPLYFFA in France and select territories outside of Europe. The Company provides reserves against receivables for estimated losses that may result from a customer's inability to pay. Receivables are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company’s own historical collection experience. Amounts determined to be uncollectible are charged or written-off against the reserve.
Accounts and other receivables consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Commercial accounts receivable	$7,653	$9,876
Receivables related to product reimbursements	7,642	10,998
Receivables under the Commave Settlement Agreement	4,504	1,786
Other receivables	2,299	598
Total receivables	$22,098	$23,258
As of March 31, 2026, and December 31, 2025, no reserve or allowance for doubtful accounts had been established.
G.    Stock and Warrants
Authorized, Issued, and Outstanding Common Shares
As of March 31, 2026, and December 31, 2025, the Company had authorized shares of common stock of 250,000,000 shares. Of the authorized shares, 60,690,542 and 58,338,319 shares of common stock were issued as of March 31, 2026, and December 31, 2025, respectively, and 59,114,850 and 56,854,781 shares of common stock were outstanding as of March 31, 2026, and December 31, 2025, respectively.

As of March 31, 2026, and December 31, 2025, the Company had reserved authorized shares of common stock for future issuance as follows:

	March 31, 2026	December 31, 2025
Outstanding awards under equity incentive plans	7,302,609	7,060,457
Outstanding common stock warrants	2,529,379	4,024,157
Possible future issuances under equity incentive plans	7,777,045	6,327,569
Possible future issuances under employee stock purchase plan	1,011,962	1,011,962
Total common shares reserved for future issuance	18,620,995	18,424,145
Common Stock Activity
The following table summarizes common stock activity for the three months ended March 31, 2026:

Shares of Common Stock
Balance as of January 1, 2026	56,854,781
Common stock issued as a result of stock options exercised or RSUs vested	955,575
Common stock issued as a result of stock warrants exercised	1,304,494
Balance as of March 31, 2026	59,114,850
Authorized, Issued, and Outstanding Preferred Stock
As of March 31, 2026, and December 31, 2025, the Company had 10,000,000 shares of authorized, unallocated preferred stock. As of March 31, 2026, and December 31, 2025, no shares of preferred stock were designated, issued, or outstanding.
Warrants to Purchase Common Stock
The Company has issued warrants to purchase common stock to various third parties, of which 2,529,379 remain outstanding as of March 31, 2026, and are immediately exercisable. These warrants qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net income (loss) per share calculation (Note J). The Company may be required to redeem these warrants for a cash amount equal to the BSM value of the portion of the warrants to be redeemed.
While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of March 31, 2026, 2,954,158 of the warrants had been exercised or expired. As of December 31, 2025, 1,459,380 warrants had been exercised. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock.
The Company determined that its outstanding warrants should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the unaudited condensed consolidated statements of operations as a fair value adjustment related to warrant and CVR liability. As of March 31, 2026, and December 31, 2025, the fair value of the liability associated with these warrants was approximately $6.8 million and $9.6 million, respectively. The fair value adjustment related to these warrants for the three months ended March 31, 2026, and 2025, was $0.8 million and $4.8 million of income, respectively.

H.    Stock-Based Compensation
In November 2014, the Board of Directors of the Company (“the Board”), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the “A&R 2014 Plan”), following its adoption by the Board in April 2021, which, among other things, added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for “performance-based compensation” under Code Section 162(m). The maximum number of shares of common stock that may be issued under the A&R 2014 Plan was 14,353,902 as of March 31, 2026. The number of shares of common stock reserved for issuance under the A&R 2014 Plan automatically increases on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the A&R 2014 Plan, on January 1, 2026, the common stock reserved for issuance under the A&R 2014 Plan automatically increased by 2,274,191 shares.
During the three months ended March 31, 2026, and 2025, 976,818 and 889,025 stock options were exercised, respectively.
In June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the “ESPP”), following its adoption by the Board in April 2021. The maximum number of shares of common stock that may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of March 31, 2026, 488,038 shares have been issued under the ESPP.
In January 2023, the Board approved the 2023 Employment Inducement Award Plan (as amended, the “2023 Plan”) to make equity awards to newly hired employees as a material inducement to employment in accordance with Nasdaq Rule 5635(c)(4). The maximum number of shares of common stock that may be issued under the 2023 Plan was 4,500,000 as of March 31, 2026.
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
Stock-based compensation expense recorded under the A&R 2014 Plan, ESPP and 2023 Plan is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$220	$357
Selling, general and administrative	2,885	2,758
Total stock-based compensation expense	$3,105	$3,115
There was no stock-based compensation expense related to performance-based awards recognized during the three months ended March 31, 2026, and 2025, as the probability criteria was not met.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2026, and December 31, 2025 (in thousands):

	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$6,797	$—	$—	$6,797
CVR liability	1,360	—	—	1,360
Embedded derivative	—	—	—	—
Total liabilities	$8,157	$—	$—	$8,157

Securities:
U.S. Treasury securities	$71,976	$71,976	$—	$—
Corporate bonds	69,190	—	69,190	—
Total assets	$141,166	$71,976	$69,190	$—

	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$9,575	$—	$—	$9,575
CVR liability	1,540	—	—	1,540
Embedded derivative	—	—	—	—
Total liabilities	$11,115	$—	$—	$11,115

Securities:
U.S. Treasury securities	$97,132	$97,132	$—	$—
Corporate bonds	79,352	—	79,352	—
Total assets	$176,484	$97,132	$79,352	$—

Warrants
The common stock warrant liabilities were recorded at fair value using the BSM option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the BSM option pricing model as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.63% - 3.73%	3.42% - 3.67%
Volatility	58.94% - 63.63%	57.28% - 66.70%
Dividend yield	—%	—%
Expected term (years)	0.75 - 2.65	0.02 - 2.89
Weighted average fair value	$2.69	$2.38
The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Balance as of December 31, 2025	$9,575
Change in fair value measurement of warrant liabilities	(788)
Warrants exercised	(1,990)
Balance as of March 31, 2026	$6,797
For the three months ended March 31, 2026, the changes in fair value of the warrant liabilities primarily resulted from changes in the discount rate and volatility.
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
The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the CVRs (in thousands):

Balance as of December 31, 2025	$1,540
Change in fair value measurement of contingent consideration liabilities	(180)
Balance as of March 31, 2026	$1,360
For the three months ended March 31, 2026, the changes in fair value of contingent consideration primarily resulted from changes in market data and revenue projections.
Embedded Derivative
The fair value of the embedded derivative is classified as Level 3 in the fair value hierarchy and had no value at March 31, 2026 and December 31, 2025. The liability associated with the embedded derivative represented the fair value of the mandatory redemption provision in the Credit Agreement. During the three months ended March 31, 2026, all outstanding obligations under the Credit Agreement were paid off which represented a triggering event. The embedded derivative was then re-valued, and extinguished together with the debt (see Note E).
The fair value was determined using a Black-Derman-Toy (“BDT”) binomial lattice model in conjunction with a discounted cash flow methodology. The valuation incorporates a discount rate derived from the risk-free rate, based on the US Treasury Daily Treasury Par Yield Curve. The quantitative information about the significant unobservable inputs used in the Level 3 fair value measurement for the embedded derivative includes a credit spread of 5.53%.

The following table provides a reconciliation of the beginning and ending balances related to the embedded derivative (in thousands):

Balance as of December 31, 2025	$—
Change in fair value measurement of embedded derivative	7,216
Extinguishments	(7,216)
Balance as of March 31, 2026	$—
For the three months ended March 31, 2026, the changes in fair value of the embedded derivative resulted from a change in probability of a triggering event occurring.
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
Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three months ended March 31, 2025, because the effects of potentially dilutive items were anti-dilutive for the respective periods. The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted-average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended March 31,
	2026	2025
Awards under equity incentive plans	3,005,545	7,734,741
Common stock warrants	—	5,483,527
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	3,005,545	13,218,268

A reconciliation from net income (loss) to basic net income (loss) attributable to common stockholders per share of common stock and diluted net income (loss) attributable to common stockholders per share of common stock for the three months ended March 31, 2026, and 2025 is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Basic net income (loss) per share of common stock:
Net income (loss)	$37,890	$(3,099)
Earnings allocated to participating securities	(1,573)	—
Net income (loss) attributable to shares of common stock	36,317	(3,099)
Less: Dividends declared or accumulated	—	—
Undistributed net income (loss) attributable to shares of common stock, basic	36,317	(3,099)
Weighted-average shares of common stock outstanding	58,406	54,096
Basic net income (loss) per share of common stock	$0.62	$(0.06)

Diluted net income (loss) per share of common stock:
Net income (loss) attributable to shares of common stock	$36,317	$(3,099)
Plus: Fair value adjustment income related to warrant liability	—	—
Net income (loss) attributable to shares of common stock, diluted	36,317	(3,099)
Weighted-average number of shares of common stock outstanding	58,406	54,096
Dilutive effect of outstanding stock options (as converted to common stock)	1,825	—
Weighted-average shares of common stock outstanding, diluted	60,230	54,096
Diluted net income (loss) per share of common stock	$0.60	$(0.06)
K.    Leases
The Company has operating leases for office space and determines if an arrangement is a lease at contract inception. Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company does not separate lease and non-lease components. Leases with a term of 12 months or less at commencement are not recorded on the unaudited condensed consolidated balance sheets. Lease expense for these arrangements is recognized on straight-line bases over the lease term. The Company’s leases have remaining lease terms of less than one year and up to approximately three years, and some which include options to terminate the leases within one year. In March 2026, we entered into a lease related to our corporate headquarters to provide us with additional office space, expected to commence in June 2026. The future minimum lease payments for operating leases executed but not commenced as of March 31, 2026 are estimated to be $0.1 million, $0.3 million, and $0.1 million, respectively, for each of the years ended December 31, 2026, 2027, and 2028.
The components of operating lease expense were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	156	118
Short-term lease cost	—	47
Less: sublease income	(26)	(39)
Total lease costs	$130	$126

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$162	$215
Operating cash flows from short-term leases	—	47

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$1,115
Supplemental balance sheet information related to operating leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$1,087	$1,212

Current portion of operating lease liabilities	$406	$419
Operating lease liabilities, less current portion	741	859
Total operating lease liabilities	$1,147	$1,278

Weighted average remaining lease term	2.5	3.0

Weighted average discount rate	13.1%	13.0%
Maturities on lease liabilities were as follows (in thousands):

Year Ended December 31,
2026 (excluding the three months ended March 31, 2026)	$396
2027	549
2028	369
2029	41
Total lease payments	1,355
Less: future interest expense	(208)
Lease liabilities	$1,147
L.    Goodwill & Intangible Assets
The Company's goodwill balance was $4.7 million as of March 31, 2026, and December 31, 2025.
As of March 31, 2025, the Company had a definite-lived intangible asset, net related to the acquisition of OLPRUVA of $60.0 million. This was amortized on a straight-line basis over the OLPRUVA patent life of 13 years and was reviewed periodically for impairment. Amortization expense was recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was $1.3 million for the three months ended March 31, 2025. The definite-lived intangible assets that are subject to amortization were reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the first quarter of 2025, the Company's historical sales experience related to OLPRUVA resulted in management preparing an estimate of future cash flows used to assess the recoverability of such asset. Future cash flows specific to OLPRUVA, which most significantly included an estimate of forecasted revenues, are based on reasonable and supportable assumptions regarding the cash flows expected to result from the use of the asset and its eventual disposition. As a result of the Company's analysis, the asset was deemed to be fully recoverable and no impairments were recorded by the Company for the three months ended March 31, 2025.

In the second quarter of 2025, the Company assessed the results of its refined commercial efforts related to OLPRUVA. This was determined to be a triggering event that could result in a decrease in future expected cash flows, and thus indicated the carrying amount of the OLPRUVA asset group may not be fully recoverable. The Company performed an undiscounted cash flow analysis over the OLPRUVA asset group and determined that the carrying value of the asset group was not recoverable. The Company then estimated the fair value of the asset group to measure the impairment loss for the period. The fair value measurement was based on Level 3 inputs including projected sales driven by market share and product sales price estimates, associated expenses, growth rates, and the discount rate used to measure the fair value of the net cash flows associated with this asset group. The Company recorded an intangible asset impairment charge in the second quarter of 2025, which resulted in reducing the OLPRUVA intangible asset value to zero.
In connection with the XOMA License Agreement, a regulatory milestone payment of $6.0 million was due to XOMA upon approval of MIPLYFFA in the United States, which the Company paid in October 2024. This definite-lived intangible asset is amortized on a straight-line basis over the MIPLYFFA patent life of approximately five years and is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was $0.3 million for both the three months ended March 31, 2026, and 2025.
For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to March 31, 2026, is expected to be as follows (in thousands):

2026 (excluding the three months ended March 31, 2026)	$947
2027	1,263
2028	1,263
2029	632
2030	—

As of March 31, 2026, and December 31, 2025, non-amortizable intangible assets include IPR&D of $2.0 million.
M.    Commitments and Contingencies
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
Litigation Related to the AZSTARYS License Agreement
In September 2024, the Company became engaged in a legal dispute with Commave regarding the AZSTARYS License Agreement. The litigation was in the discovery phase but was resolved under the Commave Settlement Agreement in March 2026 (Note A), and a Stipulation of Dismissal with Prejudice was filed on March 16, 2026.
As of March 31, 2026, and December 31, 2025, no accruals were made related to commitments and contingencies.
N.    Subsequent Events
The Company evaluated events and transactions occurring subsequent to March 31, 2026, through May 6, 2026, the date the accompanying unaudited condensed consolidated financial statements were issued.
During this period, there were no subsequent events that required recognition in the accompanying unaudited condensed consolidated financial statements, nor were there any additional non-recognized subsequent events that required disclosure.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a commercial-stage company with a late-stage pipeline committed to redefining what is possible in bringing life-changing therapeutics to people living with rare diseases. We are focused on expanding patient access through geographic expansion opportunities, progressing and increasing our pipeline, and delivering meaningful therapeutics. Our vision is realized through disciplined execution of our strategic plan and our core values — patient centricity, integrity, accountability, innovation, and courage — which guide our efforts to deliver long-term value. The commercialization of our lead product, marketed in the United States for Niemann-Pick disease type C ("NPC"), a rare, progressive neurodegenerative disorder, provides a strong corporate foundation and demonstrates our ability to advance therapies from development to market.
In February 2023, we changed our name to Zevra Therapeutics, Inc. Zevra is the Greek word for zebra, which is the internationally recognized symbol for rare disease. This name reflects our intense focus and dedication to developing transformational, patient-focused therapies for rare diseases with limited or no treatment options available, or treatment areas with significant unmet needs.
Our strategic plan is focused on transforming Zevra into a leading rare-disease company. We are prioritizing the commercialization and global expansion of our lead product, MIPLYFFA (arimoclomol), while OLPRUVA remains commercially available. We are also advancing the development of our clinical stage asset, celiprolol, and plan to further expand our pipeline through inorganic growth. We intend to become the preferred partner for assets that we believe will allow us to leverage the expertise and infrastructure that we have built to help mitigate risk and enhance our probability of success.
On September 20, 2024, the U.S. Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for MIPLYFFA, for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients 2 years of age and older, and MIPLYFFA became commercially available for dispense in the United States in November 2024. In connection with this approval, we received a transferable rare pediatric disease priority review voucher (“PRV”). On April 1, 2025, we consummated the sale of the PRV, resulting in net proceeds of $148.3 million to us. Arimoclomol has also been granted orphan medicinal product designation for the treatment of NPC by the European Commission. We are pursuing regulatory approval of arimoclomol in Europe and filed a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) in July 2025; the application is currently under review.
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
On March 13, 2026, we entered into an Asset Purchase and Settlement Agreement (the “Commave Settlement Agreement”) with Commave Therapeutics SA (“Commave”) to sell all of our rights to certain assets relating to our SDX portfolio, including AZSTARYS and KP1077, to Commave and to resolve pending litigation related to claims arising under the Collaboration and License Agreement between the parties dated September 3, 2019, as amended (the “AZSTARYS License Agreement”). Under the Commave Settlement Agreement, the AZSTARYS License Agreement was terminated in its entirety.
We have had recurring negative net operating cash flows throughout our operating history, and we cannot guarantee or predict when we may begin to consistently generate positive net cash flows from operations, if at all. Net cash provided by (used in) operating activities for the three months ended March 31, 2026, and 2025, was $6.1 million and $(8.2) million, respectively. We expect to continue to incur significant expenses and minimal positive net cash flows from operations or negative net cash flows from operations for the near future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will fluctuate substantially as we:

•continue building and maintaining our ongoing commercial capabilities to support the commercialization of our approved products;
•continue clinical trials for celiprolol or initiate preclinical studies, clinical trials and product development activities for future product candidates;
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
Our Product Candidates and Approved Products
Our current commercial products and active development assets are summarized in the table below:
Active Zevra Commercial and Active Development Assets

Parent Drug	Indication	Product / Candidate	Status and IP
Arimoclomol	Niemann-Pick disease type C (NPC)	MIPLYFFA	FDA Approval: Sep. 20, 2024; Orphan Drug Exclusivity (“ODE”) through 2031
Arimoclomol	NPC	Arimoclomol	Global Expanded Access Program (“EAP”) Marketing Authorisation Application (“MAA”) for arimoclomol under review by EMA, Submitted July 28, 2025
Sodium phenylbutyrate	Urea Cycle Disorders (UCD)	OLPRUVA	FDA Approval: Dec. 22, 2022; IP through 2036
Celiprolol	Vascular Ehlers Danlos Syndrome (VEDS)	Celiprolol	Clinical - Phase 3 trial ongoing; IP potential through 2038
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
Effective therapies to treat NPC are desperately needed, and, for this reason, arimoclomol is currently being made available to NPC patients in France, Germany, and other EU member states, along with select territories outside of Europe under our global EAP.

Arimoclomol has also been granted orphan medicinal product designation for the treatment of NPC by the European Commission. In July 2025, we filed an MAA, which is under review by the EMA.
As of March 31, 2026, there were a total of 170 enrollments to receive MIPLYFFA. For MIPLYFFA, an enrollment is a prescription submitted to our specialty pharmacy, initiating the benefits investigation process to determine reimbursement and can lead to a 30-day paid dispense of MIPLYFFA. Our commercial plans focus on raising awareness among people who are living with NPC that are diagnosed and untreated, or undiagnosed.
To commercialize MIPLYFFA in the United States, we have built in-house capabilities, and have arrangements with third parties, to perform, marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities. Zevra holds global rights to develop and commercialize MIPLYFFA.
MIPLYFFA summary:
•Demonstrated halting of disease progression. MIPLYFFA in combination with miglustat demonstrated a clinically significant improvement compared to placebo as early as 12 weeks and a halting of progression of the disease through 12 months of treatment. Data from the 48-month Open Label Extension study confirms the effectiveness of MIPLYFFA in slowing disease progression over multiple years.
•Ease of flexible administration as an oral treatment. MIPLYFFA is administered as an oral capsule that can be swallowed whole, opened and contents mixed with foods or liquids, or delivered through a feeding tube.
•Extensive clinical experience with favorable safety data. Over 600 patients have been treated with arimoclomol across various clinical trials and indications as well as through our global EAP, with limited safety findings. Further, in a pediatric sub-study of patients aged 6-24 months, arimoclomol was well tolerated following at least 12 months of treatment with no new safety concerns observed.
•Advantageous regulatory designations. Arimoclomol has been granted orphan medicinal product designation for the treatment of NPC by the European Commission.
OLPRUVA
UCDs are a group of rare genetic disorders that can cause harmful ammonia to build up in the blood, potentially resulting in brain damage and neurocognitive impairments, if ammonia levels are not controlled. Any increase in ammonia over time is serious. Therefore, it is important to adhere to any dietary protein restrictions and have alternative medication options to help control ammonia levels. Approximately 1 in 100,000 people have UCD, and there are an estimated 800 patients who are actively treated with nitrogen scavenging therapy in the United States. While there are therapies currently approved for the treatment of UCDs, there remain unmet needs for this community of patients. We believe that OLPRUVA offers benefits over other UCD treatments by eliminating issues with palatability, offering improved portability with its single-dose envelopes, and being provided in a dosage personalized to the patient based on weight.
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
In the fourth quarter of 2023, we began generating revenue from the sale of OLPRUVA in the United States. Zevra has a partnership with Relief Therapeutics SA (“Relief”), which has rights to commercialize OLPRUVA in various European countries, if approved. For the three months ended March 31, 2026, we had $0.3 million in revenue from sales of OLPRUVA. We have made the decision to scale back our sales and marketing efforts for OLPRUVA as we evaluate the path forward and weigh strategic alternatives.

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
Celiprolol
Ehlers-Danlos Syndrome (EDS) is a rare inherited disorder caused by mutations in the genes responsible for the structure, production, or processing of collagen, an important component of the connective tissues in the human body, or proteins that interact with collagen. Vascular Ehlers-Danlos Syndrome (VEDS) is the most severe of the 13 types of EDS and causes abnormal fragility in large to medium sized arteries and hollow organs, such as the uterus and colon. This fragility can result in aneurysms, abnormal connections between blood vessels known as arteriovenous fistulas, arterial dissections, and spontaneous vascular and organ ruptures, all of which can be potentially life-threatening. The incidence of VEDS is estimated to be one in 50,000 to 200,000 people. There are approximately 7,500 patients in the United States.
We are advancing celiprolol as an investigational product candidate for the treatment of VEDS in patients with a confirmed type III collagen (COL3A1) mutation. Celiprolol is a selective adrenoceptor modulator (“SAM”) that would qualify as a new chemical entity (“NCE”) if approved in the United States. Celiprolol is currently approved in certain EU states for the treatment of hypertension and angina.
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
In July 2022, Acer initiated enrollment in a Phase 3 long-term event-driven clinical trial designed based on the discussions from the May 2021 Type B meeting with the FDA, also known as the DiSCOVER trial. The DiSCOVER trial intends to enroll 150 VEDS patients, with 100 patients receiving celiprolol and 50 patients receiving placebo. Recruitment in the Phase-3 trial was restarted mid-2024, and the trial has 62 enrolled participants as of March 31, 2026. We believe that celiprolol could address significant unmet needs, as there are currently no approved treatments for VEDS in the U.S. We have implemented a broad recruitment drive focusing on collaborating with medical clinics where most patients are being managed. In parallel, we actively engaged the FDA in Type C meeting in the first quarter of 2026 to discuss regulatory options to accelerate the development program and plan to continue the dialogue with regulators going forward.

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
Relief License Agreement (OLPRUVA)
In connection with our acquisition of Acer, Acer and Relief entered into an exclusive license agreement on August 30, 2023 (the “Relief License Agreement”), which was assumed by Zevra. Pursuant to the Relief License Agreement, Zevra is obligated to pay royalties of 10% of U.S. net sales of OLPRUVA up to a maximum of $45.0 million, plus specified regulatory milestones, for total payments to Relief of up to $56.5 million. On April 10, 2025, Relief sold the rights to this royalty to Soleus Capital Management L.P.
Pursuant to the Relief License Agreement, Relief holds exclusive development and commercialization rights for OLPRUVA in the EU, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (“Geographical Europe”). We have the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe.

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,		Period-to-
	2026	2025	Period Change
Revenue, net	$36,220	$20,401	$15,819
Cost of product revenue (excluding $316 and $1,615 in intangible asset amortization for the three months ended March 31, 2026, and 2025, respectively, shown separately below)	1,897	1,345	552
Intangible asset amortization	316	1,615	(1,299)
Gain on sale of future royalties, intellectual property, and other assets, net	43,314	—	43,314
Operating expenses:
Research and development	4,392	3,258	1,134
Selling, general and administrative	20,783	19,545	1,238
Total operating expenses	25,175	22,803	2,372
Income (loss) from operations	52,146	(5,362)	57,508
Other (expense) income:
Loss on extinguishment of debt	(2,756)	—	(2,756)
Loss on derivative liability	(7,216)	—	(7,216)
Interest expense	(1,711)	(1,969)	258
Fair value adjustment related to warrant and CVR liability	968	4,874	(3,906)
Fair value adjustment related to investments	(216)	(3)	(213)
Interest and other income, net	3,589	543	3,046
Total other (expense) income	(7,342)	3,445	(10,787)
Income (loss) before income taxes	44,804	(1,917)	46,721
Income tax expense	(6,914)	(1,182)	(5,732)
Net income (loss)	$37,890	$(3,099)	$40,989
Net income (loss)
Net income for the three months ended March 31, 2026, was $37.9 million, compared to a net loss of $3.1 million for the three months ended March 31, 2025, an increase to net income of $41.0 million. The increase was primarily attributable to a gain on sale of future royalties, intellectual property, and other assets, net, of $43.3 million under the Commave Settlement Agreement, an increase of $15.8 million in revenue, and an increase in interest and other income, net, of $3.0 million, partially offset by a loss on derivative liability of $7.2 million, loss on extinguishment of debt of $2.8 million, an increase in tax expense of $5.7 million, and a decrease in fair value adjustment related to warrant and CVR liability of $3.9 million.
Revenue, net
Revenue for the three months ended March 31, 2026, was $36.2 million, compared to revenue of $20.4 million for the three months ended March 31, 2025, an increase of $15.8 million. The increase was primarily attributable to an increase in revenues under the global EAP of $7.9 million and an increase in product sales of MIPLYFFA of $7.5 million.
Cost of product revenue
Cost of product revenue for the three months ended March 31, 2026, was $1.9 million, an increase of $0.6 million compared to cost of product revenue of $1.3 million for the three months ended March 31, 2025. The increase was primarily due to royalty costs related to increased product sales of MIPLYFFA and the write-down of unsaleable inventory.
Intangible asset amortization
Intangible asset amortization for the three months ended March 31, 2026, was $0.3 million, a decrease of $1.3 million compared to intangible asset amortization of $1.6 million for the three months ended March 31, 2025. The decrease was a result of definite-lived intangible assets acquired in the acquisition of Acer no longer being amortized as a result of the impairment recorded as of and for the period ended June 30, 2025.
Research and development
Research and development expenses increased by $1.1 million, from $3.3 million for the three months ended March 31, 2025, to $4.4 million for the three months ended March 31, 2026. This increase was primarily driven by an increase in spending for ongoing arimoclomol efforts and the celiprolol Phase 3 study.
Selling, general and administrative
Selling, general and administrative expenses increased by approximately $1.2 million, from $19.5 million for the three months ended March 31, 2025, to $20.8 million for the three months ended March 31, 2026. This increase was primarily related to an increase in professional fees, partially offset by a decrease in third party spending.
Other (expense) income
Other (expense) income decreased from $3.4 million of income for the three months ended March 31, 2025, to $7.3 million of expense for the three months ended March 31, 2026. The decrease in income was primarily attributable to a loss on derivative liability of $7.2 million, a loss on extinguishment of debt of $2.8 million, and a decrease in fair value adjustment related to warrant and CVR liability of $3.9 million, partially offset by an increase in interest and other income, net, of $3.0 million.
Income tax expense

Income tax expense increased by $5.7 million, from $1.2 million for the three months ended March 31, 2025, to $6.9 million for the three months ended March 31, 2026, due to the tax provision associated with increased income in the current quarter.
Liquidity and Capital Resources
Sources of Liquidity
Through March 31, 2026, we have funded our research and development and operating activities primarily through the issuance of debt and equity and from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the global EAP, royalties or net sales milestone payments generated under the AZSTARYS License Agreement and subsequent Commave Settlement Agreement, our PRV sale consummated on April 1, 2025, and consulting agreements. As of March 31, 2026, we had cash, cash equivalents and investments of $236.8 million.
We have had recurring negative net operating cash flows throughout our operating history, and we cannot guarantee or predict when we may begin to consistently generate positive net cash flows from operations, or if at all. We expect that our sources of revenue will be from product sales of approved products, product reimbursements received under the global EAP, and any other future arrangements related to one or more of our products or product candidates.
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
Registration Statement on Form S-3
On June 4, 2024, we filed a registration statement on Form S-3 (File No. 333-279941) (the “June 2024 Registration Statement”) under which we may sell securities in one or more offerings up to a total aggregate offering price of $350.0 million, $75.0 million of which was allocated to the sale of the shares of common stock issuable under the 2024 ATM Agreement (as described further below). The June 2024 Registration Statement was declared effective on June 13, 2024.
2024 ATM Agreement
On July 12, 2024, we entered into an equity distribution agreement (the “2024 ATM Agreement”) with Citizens JMP Securities LLC (“Citizens JMP”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as our sales agent. The issuance and sale, if any, of common stock by us under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. As of March 31, 2026, no shares have been issued or sold under the 2024 ATM Agreement.
Term Loans
On April 5, 2024 (the “Term Loans Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P., and Perceptive Credit Holdings IV, LP (collectively, the “Lenders”), and Alter Domus (US) LLC, as administrative agent (the “Administrative Agent”).
Under the terms of the Credit Agreement, the Lenders provided a senior secured loan facility to us in the aggregate principal amount of $100.0 million, divided into three tranches as follows: (i) $60.0 million, which was funded in full on the Term Loans Closing Date; (ii) $20.0 million, which was available to us in up to two drawings, each in an amount not to exceed $10.0 million, at our option until October 5, 2025; and; (iii) $20.0 million, which was available to us upon approval by the FDA of the NDA for MIPLYFFA for the treatment of NPC, at our option until December 31, 2024 (collectively, the “Term Loans”). We did not draw down the amounts described in (ii) and (iii) above prior to their applicable expiration dates. The proceeds of the Term Loans were used to refinance certain existing indebtedness of us and our subsidiaries. We used the remaining proceeds to pay fees and expenses related to the debt financing and commercialization of MIPLYFFA and OLPRUVA, and to further the development of other product candidates.
On March 12, 2026, we repaid in full all outstanding obligations under the Credit Agreement. As of the date of repayment, the aggregate principal amount outstanding under the Credit Agreement was approximately $63.1 million (which includes accrued paid-in-kind interest of approximately $3.1 million), plus accrued and unpaid cash interest of $1.4 million. Under the terms of the Credit Agreement, we were also required to pay a final payment premium of $1.8 million, a make-whole amount and prepayment premium of $7.2 million and legal fees of approximately $0.1 million. The Term Loans were secured by a first priority perfected lien on, and security interest in, substantially all current and future assets of ours and certain subsidiaries that were guarantors thereunder. Upon repayment, the Credit Agreement and all related loan documents were terminated, and all liens and security interests granted thereunder were released. We recognized a loss on extinguishment of debt of $2.8 million in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2026.
Prior to the repayment, the principal amount of the Term Loans outstanding (the “Outstanding Principal Amount”) bore interest at a rate equal to 3-Month Term Secured Overnight Financing Rate (“SOFR”) plus 7.00% per annum. The 3-Month Term SOFR rate was subject to a floor of 4.00% per annum. Interest was payable quarterly in arrears on the last day of each calendar quarter. We had the option to pay up to 25% of the interest in-kind beginning on the Term Loans Closing Date, through and including March 31, 2026. During the three months ended March 31, 2026, we recognized approximately $3.1 million of interest-in-kind, which was repaid in full during the first quarter of 2026. We had recognized approximately $3.1 million of interest-in-kind as of December 31, 2025, which is included in long-term debt in the unaudited condensed consolidated balance sheets. The Term Loans would have matured on April 5, 2029, the fifth anniversary of the Term Loans Closing date. In connection with the Credit Agreement, we incurred approximately $2.2 million of costs, which primarily consisted of underwriting, legal and other professional fees, and were included as a reduction to the carrying amount of the related debt liability and were deferred and amortized over the remaining life of the financing using the effective interest method.

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2026, and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$6,142	$(8,222)
Net cash provided by investing activities	79,618	10,542
Net cash (used in) provided by financing activities	(52,804)	1,607
Effect of exchange rate changes on cash and cash equivalents	233	(372)
Net increase in cash and cash equivalents	$33,189	$3,555
Operating Activities
For the three months ended March 31, 2026, net cash provided by operating activities of $6.1 million consisted of net income of $37.9 million, in addition to $41.3 million in adjustments for non-cash items and changes in working capital of $9.6 million. Net income was primarily attributable to income generated under the Commave Settlement Agreement, as well as revenue received from product sales of MIPLYFFA and OLPRUVA, and reimbursements received under the global EAP. This income was partially offset by ongoing operating expenses to support our commercial organization and the resulting gain from the Commave Settlement Agreement, as well as the debt payoff. In addition to the aforementioned transactions, the adjustments for non-cash items primarily consisted of income tax expense of $6.9 million, stock-based compensation expense of $3.1 million, and a gain on foreign currency exchange rates of $1.4 million.
For the three months ended March 31, 2025, net cash used in operating activities of $8.2 million consisted of a net loss of $3.1 million and changes in working capital of $6.8 million, partially offset by $1.7 million in adjustments for non-cash items. Net loss was primarily attributable to our spending on research and development programs and operating costs; partially offset by revenue received from product sales of MIPLYFFA and OLPRUVA, royalties generated under the AZSTARYS License Agreement, and reimbursements received under the EAP in France. The changes in working capital consisted of $7.3 million related to a change in accounts payable and accrued expenses, a $0.2 million change in inventories, $0.2 million related to a change in operating lease liabilities, $2.1 million related to a change in accounts and other receivables, partially offset by an increase of $0.6 million related to a change in other liabilities, $0.3 million in prepaids and other assets, $0.2 million related to a change in operating lease right-of-use assets, and $1.9 million related to a change in discount and rebate liabilities. The adjustments for non-cash items primarily consisted of stock-based compensation expense of $3.1 million, interest expense of $0.7 million, and $2.8 million related to depreciation, amortization and other items, partially offset by a change in the fair value of warrant and CVR liability of $4.9 million.
Investing Activities
For the three months ended March 31, 2026, net cash provided by investing activities was $79.6 million, which was primarily attributable to sales and maturities of investments of $94.0 million and sale of future royalties, intellectual property, and other assets, net, of $43.9 million, partially offset by $58.3 million in investment purchases.
For the three months ended March 31, 2025, net cash provided by investing activities was $10.5 million, which was primarily attributable to maturities of investments of $18.0 million, partially offset by $7.4 million in purchases of investments.
Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities was $52.8 million, which was primarily attributable to the repayment of debt of $60.1 million and the payments for employee taxes related to stock awards of $2.6 million, partially offset by proceeds from the issuance of stock for warrants exercised of $9.2 million.
For the three months ended March 31, 2025, net cash provided by financing activities was $1.6 million, which was primarily attributable to proceeds from the issuance of stock of $2.0 million partially offset by payments of principal on insurance financing arrangements of $0.4 million.

Future Funding Requirements
We believe our available cash, cash equivalents and investments, together with our ability to generate operating cash flow and our access to short-term and long-term borrowings, are sufficient to fund our existing and planned capital requirements for at least the next twelve months and the foreseeable future.
We maintain the majority of our cash, cash equivalents and investments in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of a failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
Potential near-term sources of additional funding include:
•any sales of our approved products;
•any reimbursements received for arimoclomol under the global EAP; and
•sales of common stock by us under the 2024 ATM Agreement or any other offering of securities made pursuant to the June 2024 Registration Statement.
We cannot guarantee that we will be able to generate sufficient proceeds from any of these potential sources to fund our operating expenses. We anticipate that our expenses will fluctuate substantially as we:
•continue building and maintaining our ongoing commercial capabilities to support the commercialization of our approved products;
•continue clinical trials for celiprolol or initiate preclinical studies, clinical trials and product development activities for future product candidates;
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
We have based our estimates of our cash needs and cash runway on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. In addition, we cannot guarantee that we will be able to generate sufficient proceeds from sales of approved products, reimbursements received under the global EAP, or other funding transactions to fund our operating expenses. To meet any additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders, issue additional debt or seek other third-party funding, including potential strategic transactions, such as licensing or collaboration arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates and products, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the commercialization and development of our partnered product or product candidates, should they obtain regulatory approval.
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
Our critical accounting policies have not changed materially from those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 31, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.
We had a dispute with Commave concerning the interpretation of certain provisions under the AZSTARYS License Agreement, and on September 4, 2024, Commave filed a complaint against us in the Court of Chancery of the State of Delaware (Case No. 2024-0920-LWW) alleging breach of contract and seeking injunctive relief, specific performance, declaratory relief, and damages regarding the parties' respective rights and obligations under the Agreement. This dispute was resolved under the Commave Settlement Agreement entered into on March 13, 2026, and on March 16, 2026, the parties filed a Stipulation of Dismissal with Prejudice in the Court of Chancery.
We believe there is no litigation pending that would reasonably be expected to, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.
ITEM 1A.RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider all the risk factors and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026, before investing in our common stock. There have been no material changes to the risk factors described in that report, except that the risk factor titled “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain marketing approval of our product candidates and increase the cost to commercialize our approved products.” has been deleted in its entirety and replaced with the following:
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
The current U.S. administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how proposals will be implemented, these policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our products. On the one hand, the current U.S. administration threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple major manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are drugs and associated ingredients where all approved indications are orphan-designated, and companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. We expect that MIPLYFFA will be exempted on the basis of its orphan status. On the other hand, the current U.S. administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business, for example by causing uncertainty and delaying development and commercialization efforts.
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
If any such risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of the risk factors in our Annual Report on Form 10-K and the other factors described in this Quarterly Report on Form 10-Q.
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
None.
(c)Insider Trading Arrangements and Policies.
On January 8, 2026, Rahsaan Thompson, our Chief Legal Officer, Secretary and Compliance Officer, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 36,351 shares of our common stock. The plan will terminate at the earlier of the execution of all trading orders under the plan or January 9, 2027.
On March 16, 2026, Adrian W. Quartel, our Chief Medical Officer, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 225,000 shares of our common stock. The plan will terminate at the earlier of the execution of all trading orders under the plan or April 30, 2027.
On March 25, 2026, Neil F. McFarlane, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to (i) 144,999 shares of our common stock and (ii) such number of shares of our common stock that may vest, subject to the achievement of certain performance goals, under performance-based restricted stock units (“PSUs”) for 72,500 shares of our common stock granted to Mr. McFarlane on February 7, 2025. The plan will terminate at the earlier of the execution of all trading orders under the plan or June 23, 2027.
Other than as discussed above, during the three months ended March 31, 2026, no director or officer of Zevra adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS
The following is a list of exhibits filed as part of this Form 10-Q (the SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q, and 8-K is 001-36913):

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K as filed with the SEC on March 9, 2026).
3.2
Amended and Restated Bylaws, as currently in effect, of Zevra Therapeutics, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on February 28, 2024).

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to the Registrant's Annual Report on Form 10-K as filed with the SEC on March 12, 2021).
10.1*+#	Asset Purchase and Settlement Agreement, dated March 13, 2026, by and between Zevra Therapeutics, Inc. and Commave Therapeutics SA.
10.2!
Employment Agreement, effective as of March 9, 2026, by and between Zevra Therapeutics, Inc. and Justin Renz (incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the SEC on March 9, 2026).

10.3*+#	Lease, effective as of March 31, 2026, by and between 75-101 Fed Owner, L.L.C. and Zevra Therapeutics, Inc.
10.4*!	First Amendment, dated January 29, 2026, to the Employment Agreement, dated October 10, 2023, as amended, by and between Neil McFarlane and Zevra Therapeutics, Inc.
10.5*!	First Amendment, dated January 29, 2026, to the Employment Agreement, dated January 23, 2024, by and between Adrian Quartel and Zevra Therapeutics, Inc.
10.6*!	First Amendment, dated January 29, 2026, to the Employment Agreement, dated January 6, 2023, by and between Joshua Schafer and Zevra Therapeutics, Inc.
10.7*!	First Amendment, dated January 29, 2026, to the Employment Agreement, dated June 20, 2024, by and between Rahsaan Thompson and Zevra Therapeutics, Inc.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover page Interactive Data File (embedded within the Inline XBRL and combined in Exhibit 101)

*	Filed herewith
**	Furnished herewith
!	Management contract or compensatory plan
+
Certain portions of the exhibit, identified by the mark, “[***]”, have been omitted because such portions contained information that is both (i) not material and (ii) the type that the Company treats as private or confidential

#
Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zevra Therapeutics, Inc.

Date:	May 6, 2026	By:	/s/ Neil F. McFarlane
Neil F. McFarlane
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2026	By:	/s/ Justin Renz
Justin Renz
Chief Financial Officer and Treasurer (Principal Financial Officer)