Form 10-Q
period 2026-09-30
ZEVRA THERAPEUTICS, INC.
filed 2026-11-03
CIK 1434647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
As of October 30, 2026, the registrant had 59,504,621 shares of common stock outstanding.

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
•the progress of, timing of, and expected amount of expenses associated with our commercialization, research, and development activities;
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

PART I — FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$122,148	$62,406
Investments, current	73,420	128,605
Accounts and other receivables	19,943	23,258
Prepaid expenses and other current assets	7,257	6,998
Inventories, current	3,070	1,740
Total current assets	225,838	223,007
Investments, noncurrent	75,323	47,879
Inventories, noncurrent	—	879
Property and equipment, net	816	489
Operating lease right-of-use assets	1,423	1,212
Goodwill	4,701	4,701
Intangible assets, net	5,474	6,421
Other long-term assets	—	143
Total assets	$313,575	$284,731

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$13,672	$11,598
Current portion of operating lease liabilities	626	419
Current portion of discount and rebate liabilities	7,223	12,188
Current portion of income tax payable	18,532	13,710
Other current liabilities	1,316	1,362
Total current liabilities	41,369	39,277
Long-term debt	—	61,928
Warrant liability	7,712	9,575
Income tax payable	7,304	7,029
Operating lease liabilities, less current portion	602	859
Discount and rebate liabilities, less current portion	14,792	9,693
Other long-term liabilities	2,873	1,713
Total liabilities	74,652	130,074

Commitments and contingencies (Note M)

Stockholders’ equity:
Preferred stock:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2026, or December 31, 2025	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized; 61,015,651 shares issued and 59,439,959 shares outstanding as of September 30, 2026; 58,338,319 shares issued and 56,854,781 shares outstanding as of December 31, 2025	6	6
Additional paid-in capital	609,618	588,458
Treasury stock, at cost	(10,983)	(10,983)
Accumulated deficit	(356,210)	(422,060)
Accumulated other comprehensive loss	(3,508)	(764)
Total stockholders' equity	238,923	154,657
Total liabilities and stockholders' equity	$313,575	$284,731
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue, net	$37,756	$26,063	$113,639	$72,345
Cost of product revenue (excluding $315 and $315 in intangible asset amortization for the three months ended September 30, 2026, and 2025, respectively, and $947 and $3,546 in intangible asset amortization for the nine months ended September 30, 2026, and 2025, respectively, shown separately below)	(1,794)	(1,238)	(5,216)	(14,962)
Intangible asset amortization	(315)	(315)	(947)	(3,546)
Impairment of intangible assets	—	—	—	(58,710)
Gain on sale of future royalties, intellectual property, and other assets, net	—	—	43,314	—
Operating expenses:
Research and development	(4,937)	(3,432)	(13,815)	(10,123)
Selling, general and administrative	(19,130)	(16,935)	(56,472)	(57,262)
Total operating expenses	(24,067)	(20,367)	(70,287)	(67,385)
Income (loss) from operations	11,580	4,143	80,503	(72,258)
Other income (expense):
Gain on sale of PRV	—	—	—	148,325
Loss on extinguishment of debt	—	—	(2,756)	—
Loss on derivative liability	—	—	(7,216)	—
Interest expense	—	(2,051)	(1,711)	(6,029)
Fair value adjustment related to warrant and CVR liability	5,143	(5,506)	(297)	(1,379)
Fair value adjustment related to investments	(39)	124	(395)	119
Interest and other income, net	3,034	2,313	9,189	5,234
Total other income (expense)	8,138	(5,120)	(3,186)	146,270
Income (loss) before income taxes	19,718	(977)	77,317	74,012
Income tax (expense) benefit	(510)	433	(11,467)	(2,948)
Net income (loss)	$19,208	$(544)	$65,850	$71,064

Net income (loss) per share of common stock:
Basic	$0.31	$(0.01)	$1.07	$1.20
Diluted	$0.26	$(0.01)	$1.03	$1.16

Weighted-average shares of common stock outstanding:
Basic	59,407,392	55,951,572	58,993,342	54,949,483
Diluted	61,732,366	55,951,572	61,103,394	56,782,763
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$19,208	$(544)	$65,850	$71,064
Other comprehensive (loss) income:
Foreign currency translation adjustment	(618)	12	(1,967)	(3,047)
Net unrealized loss on available-for-sale securities	(673)	—	(777)	—
Other comprehensive (loss) income	(1,291)	12	(2,744)	(3,047)
Comprehensive income (loss)	$17,917	$(532)	$63,106	$68,017
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (Loss)	Equity
Balance as of January 1, 2026	$6	$588,458	$(10,983)	$(422,060)	$(764)	$154,657
Net income	—	—	—	37,890	—	37,890
Stock-based compensation expense	—	3,105	—	—	—	3,105
Issuance of common stock for stock awards	—	25	—	—	—	25
Issuance of common stock for stock warrants exercised	—	11,160	—	—	—	11,160
Other comprehensive loss	—	—	—	—	(1,033)	(1,033)
Balance as of March 31, 2026	$6	$602,748	$(10,983)	$(384,170)	$(1,797)	$205,804
Net income	—	—	—	8,752	—	8,752
Stock-based compensation expense	—	2,969	—	—	—	2,969
Issuance of common stock as part of the Employee Stock Purchase Plan	—	428	—	—	—	428
Issuance of common stock for stock awards	—	119	—	—	—	119
Other comprehensive loss	—	—	—	—	(420)	(420)
Balance as of June 30, 2026	$6	$606,264	$(10,983)	$(375,418)	$(2,217)	$217,652
Net income	—	—	—	19,208	—	19,208
Stock-based compensation expense	—	2,672	—	—	—	2,672
Issuance of common stock for stock awards	—	682	—	—	—	682
Other comprehensive loss	—	—	—	—	(1,291)	(1,291)
Balance as of September 30, 2026	$6	$609,618	$(10,983)	$(356,210)	$(3,508)	$238,923
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
(in thousands)

		Additional	Treasury		Other	Total
	Common	Paid-in	Stock,	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	at cost	Deficit	Income (Loss)	Equity
Balance as of January 1, 2025	$5	$555,302	$(10,983)	$(505,289)	$631	$39,666
Net loss	—	—	—	(3,099)	—	(3,099)
Stock-based compensation expense	—	3,115	—	—	—	3,115
Issuance of common stock in exchange for consulting services	—	75	—	—	—	75
Issuance of common stock for stock awards	—	1,979	—	—	—	1,979
Other comprehensive loss	—	—	—	—	(713)	(713)
Balance as of March 31, 2025	$5	$560,471	$(10,983)	$(508,388)	$(82)	$41,023
Net income	—	—	—	74,707	—	74,707
Stock-based compensation expense	—	2,464	—	—	—	2,464
Issuance of common stock as part of the Employee Stock Purchase Plan	—	413				413
Issuance of common stock for stock awards	1	968	—	—	—	969
Other comprehensive loss	—	—	—	—	(2,346)	(2,346)
Balance as of June 30, 2025	$6	$564,316	$(10,983)	$(433,681)	$(2,428)	$117,230
Net loss	—	—	—	$(544)	—	(544)
Stock-based compensation expense	—	2,771	—	—	—	2,771
Issuance of common stock for options exercised or RSUs vested	—	573	—	—	—	573
Issuance of common stock for stock warrants exercised	—	13,123	—	—	—	13,123
Other comprehensive income	—	—	—	—	12	12
Balance as of September 30, 2025	$6	$580,783	$(10,983)	$(434,225)	$(2,416)	$133,165
See accompanying notes to unaudited condensed consolidated financial statements.

ZEVRA THERAPEUTICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$65,850	$71,064
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,746	8,350
Impairment of intangible assets	—	58,710
Inventory obsolescence charge	485	11,681
Income tax (expense) benefit	5,606	2,948
Depreciation and amortization expense	1,110	3,692
Non-cash lease expense	413	—
Non-cash interest expense	342	2,037
Fair value adjustment related to warrant and CVR liability	297	1,379
Accretion on investments	(1,202)	(2,271)
Fair value adjustment related to investments	395	(119)
Loss on extinguishment of debt	2,756	—
Loss on derivative liability	7,216	—
Cash paid to settle derivative instrument and payoff premium	(9,016)	—
Settlement of royalties to Aquestive	(4,893)	—
Paid-in-kind interest	(3,134)	—
Gain on sale of future royalties, intellectual property, and other assets, net	(43,314)	—
Consulting fees paid in common stock	—	75
(Gain) loss on foreign currency exchange rates	(2,705)	126
Gain on sale of PRV	—	(148,325)
Change in assets and liabilities:
Accounts and other receivables	2,841	(5,610)
Prepaid expenses and other current assets	(260)	(3,342)
Inventories	(962)	(780)
Other long-term assets	4	—
Operating lease right-of-use assets	(162)	476
Accounts payable and accrued expenses	1,453	(15,999)
Discount and rebate liabilities	666	9,949
Operating lease liabilities	(501)	(546)
Other liabilities	1,190	(609)
Net cash provided by (used in) operating activities	33,221	(7,114)

Cash flows from investing activities:
Sale of future royalties, intellectual property, and other assets, net	48,935	—
Purchases of property and equipment	(490)	(866)
Disposals of property and equipment	—	589
Purchases of investments	(160,449)	(222,823)
Sales and maturities of investments	188,222	91,000
Proceeds from sale of PRV	—	150,000
Net cash provided by investing activities	76,218	17,900

Cash flows from financing activities:
Repayment of debt	(60,092)	—
Payments for employee taxes related to stock awards	(1,514)	—
Proceeds from Employee Stock Purchase Plan	434	413
Proceeds from issuance of common stock for options exercised	2,333	3,520
Proceeds from issuance of common stock for warrants exercised	9,171	5,957
Payments of principal on insurance financing arrangements	—	(372)
Net cash (used in) provided by financing activities	(49,668)	9,518
Effect of exchange rate changes on cash and cash equivalents	(29)	350
Net increase in cash and cash equivalents	59,742	20,654
Cash and cash equivalents, beginning of period	62,406	33,785
Cash and cash equivalents, end of period	$122,148	$54,439

Supplemental cash flow information:
Cash paid for interest	$1,370	$3,992
Right-of-use assets obtained in exchange for lease liabilities	460	1,115
Cash paid for income taxes	5,860	—
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
Arimoclomol has been granted orphan medicinal product designation for the treatment of NPC by the European Commission. The Company is pursuing regulatory approval in the European Union (“E.U.”) and filed a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) in July 2025. In July 2026, the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a negative opinion regarding the MAA. Under European regulatory procedures, the Company has requested a re-examination of the CHMP opinion.
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
Pursuant to the Commave Settlement Agreement, Commave agreed to pay a total of $50.0 million, and the Company agreed to sell to Commave all of the Company's rights to certain assets relating to the Company's serdexmethylphenidate (“SDX”) portfolio, including AZSTARYS and KP1077. Under the March 2012 termination agreement with Aquestive Therapeutics, Inc. (“Aquestive”) (the “Aquestive Termination Agreement”), Aquestive has the right to receive an amount equal to 10% of any value generated by AZSTARYS and any product candidates containing SDX, including the sales proceeds under the Commave Settlement Agreement. Commave paid an aggregate of $45.0 million during the first quarter of 2026, consisting of $40.5 million paid to the Company and $4.5 million paid directly to Aquestive on behalf of the Company. In April 2026, Commave paid the remaining $5.0 million, consisting of $4.5 million to the Company and $0.5 million directly to Aquestive on behalf of the Company. In accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, the net proceeds from the sale were recorded as a gain on sale of future royalties, intellectual property, and other assets, net of $43.3 million in the Company's unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026. In addition, under the Commave Settlement Agreement, the Company and Commave have agreed to terminate the AZSTARYS License Agreement in its entirety.
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
Entry into 2024 ATM Agreement
On July 12, 2024, the Company entered into an equity distribution agreement (the “2024 ATM Agreement”) with Citizens JMP Securities LLC (“Citizens JMP”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as its sales agent. The issuance and sale, if any, of common stock by the Company under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. As of September 30, 2026, no shares have been issued or sold under the 2024 ATM Agreement.
Reclassifications
Certain reclassifications were made to historical periods' unaudited condensed consolidated financial statements to conform to the classifications used in the current year. These reclassifications had no impact on the consolidated net income (loss), changes in stockholders' equity, or cash flows previously reported.
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
Investments
The Company maintains investment securities that are classified as available-for-sale securities, primarily consisting of U.S. Treasury securities and corporate bonds. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the Company has historically elected the fair value option based on the Company's liquidity needs. For purchases of debt securities in previous periods, applying fair value accounting most accurately represented the Company's investment strategy due to the fact that excess cash was being invested for the purpose of funding future operations. In such circumstances, securities are carried at fair value with unrealized gains and losses included in fair value adjustment related to investments on the unaudited condensed consolidated statements of operations. As of September 30, 2026, and December 31, 2025, the Company held securities under the fair value option with an aggregate fair value of $33.0 million and $176.5 million, respectively, that contained an aggregate unrealized loss of $(0.4) million and an aggregate unrealized gain of $0.1 million, respectively, which is included on the unaudited condensed consolidated statements of operations.

The Company did not elect to apply the fair value option to individual securities purchased in 2026 due to its strengthening financial position and decreased need for immediate liquidity. For such securities, unrealized gains and losses are included in net unrealized gains (losses) on available-for-sale securities on the unaudited condensed consolidated statements of comprehensive income (loss). Interest income is recognized as earned using an effective yield method giving effect to the amortization of premium and accretion of discount and is based on the economic life of the securities. Interest income is included in interest and other income, net, in the unaudited condensed consolidated statements of operations. As of September 30, 2026, securities for which the fair value option was not elected had an aggregate fair value and amortized cost basis of $115.7 million, with an aggregate unrealized loss of $(0.8) million included in the unaudited condensed consolidated statements of comprehensive income (loss). The fair value of these securities, along with those for which the fair value option was elected, are included in the investments, current, and investments, noncurrent, lines on the unaudited condensed consolidated balance sheets. We determined that none of these recently purchased available-for-sale securities were other-than-temporarily impaired as of September 30, 2026. Therefore, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
For securities held at September 30, 2026, approximately $73.4 million mature within one year and approximately $75.3 million mature in one to three years.
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
This assessment requires judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. As of September 30, 2026, and December 31, 2025, the Company identified Acer Therapeutics, Inc. (“Acer”) to be the Company's sole interest in a VIE. As Zevra is the final decision maker for all of Acer's research, development, and commercialization of drug candidates that it is producing, the Company directs the activities of Acer that most significantly impact its performance. Therefore, the Company is the primary beneficiary of this VIE for accounting purposes and consolidates the assets and liabilities of the VIE.
Gain on Sale of PRV
The Company received a transferable rare pediatric disease priority review voucher (“PRV”) in conjunction with the FDA approval of MIPLYFFA. On February 26, 2025, the Company and its subsidiary, Zevra Denmark A/S, entered into an asset purchase agreement with a buyer, pursuant to which the Company agreed to sell the PRV to the buyer for aggregate proceeds of $150.0 million, payable in cash, upon the closing of the sale. On April 1, 2025, the asset sale was consummated and title of the PRV transferred to the buyer, resulting in net proceeds of $148.3 million to the Company. The PRV did not have a carrying value at the time of sale. In accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, the net proceeds from the sale were recorded as a gain on sale of PRV in the Company's unaudited condensed consolidated statements of operations in the nine months ended September 30, 2025.
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
The Company may scale-up and make commercial quantities of its product candidates prior to the date it anticipates that such product will receive final regulatory approval. The scale-up and commercial production of pre-launch inventory involves the risk that such products may not be approved for marketing on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventory of products that have not received final regulatory approval when the Company believes such action is appropriate in relation to the commercial value of the product launch opportunity. We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. The Company had no pre-approval inventory on its unaudited condensed consolidated balance sheets as of September 30, 2026, or December 31, 2025. Inventory used in clinical trials is also expensed as research and development expense when selected for such use. Inventory that can be used in the production of either clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign. The cost of finished goods inventory that is shipped to a customer to support the Company’s patient assistance programs is expensed when those shipments take place. As of September 30, 2026, and December 31, 2025, the Company did not have pre-launch inventory that qualified for capitalization.
The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product revenue in the unaudited condensed consolidated statements of operations. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write downs of inventory may be required. Additionally, the Company’s products are subject to strict quality control and monitoring, which is performed throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, the Company will record a charge to cost of product revenue, to write down any unsaleable inventory to its estimated net realizable value. For the three and nine months ended September 30, 2026, the Company recognized $0.0 million and $0.5 million, respectively, related to write-downs for unsaleable inventory. For the three and nine months ended September 30, 2025, the Company recognized a charge of approximately $11.7 million related to write-downs for unsaleable inventory.
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
C.    Segment Information
Zevra manages its business activities on a consolidated basis and operates as a single operating segment dedicated to the research and development, manufacturing, commercialization and sale of innovative medicines and therapies. The Company primarily derives its revenue from MIPLYFFA and OLPRUVA product sales and reimbursements received under the global EAP. For the nine months ended September 30, 2026, and 2025, the Company's revenue included royalties generated under the AZSTARYS License Agreement.
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
The following table presents the operating results of the Company's segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenues	$37,756	$26,063	$113,639	$72,345
Less significant segment expenses:
Research and development directly identified to programs	3,002	1,780	8,140	6,480
Research and development not directly identified to programs	1,935	1,652	5,675	3,643
Selling, general and administrative directly identified to programs	5,572	5,144	15,136	19,144
Selling, general and administrative not directly identified to programs	13,558	11,791	41,336	38,118
Other segment items:
Impairment of intangible assets	—	—	—	58,710
Income tax expense (benefit)	510	(433)	11,467	2,948
Interest income	(2,149)	(2,333)	(6,498)	(5,308)
Depreciation and amortization expense	316	392	1,110	3,692
Interest expense	—	2,051	1,711	6,029
Other (income) expense, net (a)	(4,196)	6,563	(30,288)	(132,175)
Segment net income (loss)	$19,208	$(544)	$65,850	$71,064
(a) Other (income) expense, net, included in segment net income (loss) includes the gain on sale of the PRV, cost of product revenue, intangible asset amortization, gain on sale of future royalties, intellectual property, and other assets, net, loss on extinguishment of debt, loss on derivative liability, fair value adjustment related to warrant and contingent value right (“CVR”) liabilities, fair value adjustments related to investments, and other overhead expenses.
The Company holds long-lived assets in the United States of $2.0 million and $2.2 million as of September 30, 2026, and December 31, 2025, respectively. The Company holds long-lived assets in Europe of $0.2 million and $0.4 million as of September 30, 2026, and December 31, 2025, respectively.

D.    Inventories
The components of inventory are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$23	$7
Work in progress	1,002	1,780
Finished goods	2,045	832
Total inventories	$3,070	$2,619
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
The Company evaluated the contractual terms of the Term Loans in accordance with ASC 815, Derivatives and Hedging, to determine whether any embedded features require bifurcation from the host debt instrument. The embedded features identified in the Term Loans included a mandatory prepayment provision upon the occurrence of certain triggering events. Based on its assessment, the Company determined that the mandatory repayment feature is not clearly and closely related to the host debt instrument and therefore requires bifurcation and separate accounting as a derivative instrument. The embedded derivative is not designated as a hedging instrument and is accounted for separately from the host debt instrument. The derivative is remeasured at each reporting date, with changes in fair value recognized in the unaudited consolidated statements of operations. As of December 31, 2025, the embedded derivative had no value as the Company determined that the probability of the associated triggering event was remote. The Company recognized a loss on derivative liability of $0.0 million and $7.2 million in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. The embedded derivative was eliminated upon repayment of the Term Loans as described below.
On March 12, 2026, the Company repaid in full all outstanding obligations under the Credit Agreement. As of the date of repayment, the aggregate principal amount outstanding under the Credit Agreement was approximately $63.1 million (which includes accrued paid-in-kind interest of approximately $3.1 million), plus accrued and unpaid cash interest of $1.4 million. Under the terms of the Credit Agreement, the Company was also required to pay a final payment premium of $1.8 million, a make-whole amount and prepayment premium of $7.2 million and legal fees of approximately $0.1 million. The Term Loans were secured by a first priority perfected lien on, and security interest in, substantially all current and future assets of the Company and certain of its subsidiaries that were guarantors thereunder. Upon repayment, the Credit Agreement and all related loan documents were terminated, and all liens and security interests granted thereunder were released. The Company recognized a loss on extinguishment of debt of $0.0 million and $2.8 million in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2026.

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
$61,928
F.    Revenue, net
For the three and nine months ended September 30, 2026, the Company recorded $37.8 million and $113.6 million, respectively, of revenue. For the three and nine months ended September 30, 2025, the Company recorded $26.1 million and $72.3 million, respectively, of revenue. Included in revenue for the nine months ended September 30, 2025, is a de minimis amount related to the licensing of certain IP.
Product Revenues, net
On September 20, 2024, the FDA approved MIPLYFFA (arimoclomol), an orally-delivered treatment for NPC, which is an ultra-rare and progressive neurodegenerative disease, for treatment in combination with miglustat. For the three and nine months ended September 30, 2026, sales of MIPLYFFA were $34.0 million and $88.9 million, respectively. For the three and nine months ended September 30, 2025, sales of MIPLYFFA were $22.4 million and $61.0 million, respectively.
On December 22, 2022, the FDA approved OLPRUVA (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the chronic management of adults and children with certain UCDs. For the three and nine months ended September 30, 2026, sales of OLPRUVA were $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2025, sales of OLPRUVA were $0.1 million and $0.5 million, respectively.
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
Expanded Access Program
For the three and nine months ended September 30, 2026, the Company recognized revenue related to the global EAP of $3.6 million and $22.7 million, respectively, net of a clawback liability and other adjustments of $2.5 million and $11.5 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized revenue related to the global EAP of $2.4 million and $7.3 million, net of a clawback liability and other adjustments of $1.8 million and $5.5 million, respectively.
The total estimated clawback reserve liability as of September 30, 2026, and December 31, 2025, was $14.8 million and $15.3 million, respectively. As of September 30, 2026, and December 31, 2025, this estimated reserve liability is recorded as discount and rebate liabilities in the unaudited condensed consolidated balance sheets and is separated into current and long-term based upon the timing of the expected payment to the French regulators.

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
The Company concluded that these regulatory milestones, sales milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price, as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these milestone payments. At the end of each reporting period, the Company updates its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. For the three and nine months ended September 30, 2026, the Company recognized revenue under the AZSTARYS License Agreement of $0.0 million and $1.4 million, respectively, and all revenues recognized under this agreement were derived in the United States. For the three and nine months ended September 30, 2025, the Company recognized revenue under the AZSTARYS License Agreement of $1.2 million and $3.3 million, respectively. There was no deferred revenue related to this agreement as of September 30, 2026, or December 31, 2025. As further discussed in Note A, the Company and Commave agreed to terminate the AZSTARYS License Agreement during the first quarter of 2026, and therefore the Company will not recognize revenue in future periods under the agreement.
The AZSTARYS License Agreement is within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer/vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the AZSTARYS License Agreement.
Relief Exclusive License Agreement
On August 28, 2023, Acer and Relief Therapeutics SA (“Relief”) entered into an exclusive license agreement (the “Relief License Agreement”). Pursuant to the Relief License Agreement, Relief holds exclusive development and commercialization rights for OLPRUVA in the European Union (“EU”), Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (“Geographical Europe”). The Company has the right to receive a royalty of up to 10% of the net sales of OLPRUVA in Geographical Europe. For the three and nine months ended September 30, 2026, and 2025, the Company did not recognize any revenue under the Relief License Agreement. There was no deferred revenue related to this agreement as of September 30, 2026, and December 31, 2025.
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

Accounts and other receivables consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Commercial accounts receivable	$13,247	$9,876
Receivables related to product reimbursements	6,381	10,998
Royalties accounts receivable	—	1,786
Other receivables	315	598
Total receivables	$19,943	$23,258
As of September 30, 2026, and December 31, 2025, no reserve or allowance for doubtful accounts had been established.
G.    Stock and Warrants
Authorized, Issued, and Outstanding Common Shares
As of September 30, 2026, and December 31, 2025, the Company had 250,000,000 shares of authorized common stock. Of the authorized shares, 61,015,651 and 58,338,319 shares of common stock were issued as of September 30, 2026, and December 31, 2025, respectively, and 59,439,959 and 56,854,781 shares of common stock were outstanding as of September 30, 2026, and December 31, 2025, respectively.
As of September 30, 2026, and December 31, 2025, the Company had reserved authorized shares of common stock for future issuance as follows:

	September 30, 2026	December 31, 2025
Outstanding awards under equity incentive plans	6,999,571	7,060,457
Outstanding common stock warrants	2,529,379	4,024,157
Possible future issuances under equity incentive plans	7,842,154	6,327,569
Possible future issuances under employee stock purchase plan	925,230	1,011,962
Total common shares reserved for future issuance	18,296,334	18,424,145
Common Stock Activity
The following table summarizes common stock activity for the three and nine months ended September 30, 2026:

Shares of Common Stock
Balance as of January 1, 2026	56,854,781
Common stock issued as a result of stock options exercised or RSUs vested	955,575
Common stock issued as a result of stock warrants exercised	1,304,494
Balance as of March 31, 2026	59,114,850
Common stock issued as a result of stock options exercised or RSUs vested	140,324
Common stock issued as a result of Employee Stock Purchase Plan	86,732
Balance as of June 30, 2026	59,341,906
Common stock issued as a result of stock options exercised or RSUs vested	98,053
Balance as of September 30, 2026	59,439,959
Authorized, Issued, and Outstanding Preferred Stock
As of September 30, 2026, and December 31, 2025, the Company had 10,000,000 shares of authorized, unallocated preferred stock. As of September 30, 2026, and December 31, 2025, no shares of preferred stock were designated, issued, or outstanding.

Warrants to Purchase Common Stock
The Company has issued warrants to purchase common stock to various third parties, of which 2,529,379 remain outstanding as of September 30, 2026, and are immediately exercisable. These warrants qualify as participating securities under ASC Topic 260, Earnings per Share, and are treated as such in the net income (loss) per share calculation (Note J). The Company may be required to redeem these warrants for a cash amount equal to the BSM value of the portion of the warrants to be redeemed.
While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of September 30, 2026, 2,954,158 of the warrants had been exercised or expired. As of December 31, 2025, 1,459,380 warrants had been exercised. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock.
The Company determined that its outstanding warrants should be recorded as a liability and stated at fair value at each reporting period. Changes to the fair value of the warrant liability are recorded through the unaudited condensed consolidated statements of operations as a fair value adjustment related to warrant and CVR liability. As of September 30, 2026, and December 31, 2025, the fair value of the liability associated with these warrants was approximately $7.7 million and $9.6 million, respectively. The fair value adjustment related to these warrants for the three and nine months ended September 30, 2026 was $5.5 million of income and $0.1 million of loss, respectively. The fair value adjustment related to these warrants for the three and nine months ended September 30, 2025 was $5.1 million and $3.1 million of loss, respectively.
H.    Stock-Based Compensation
In November 2014, the Board of Directors of the Company (“the Board”), and in April 2015, the Company’s stockholders, approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in April 2015. The 2014 Plan provides for the grant of stock options, other forms of equity compensation, and performance cash awards. In June 2021, the Company's stockholders approved an Amended and Restated 2014 Equity Incentive Plan (the “A&R 2014 Plan”), following its adoption by the Board in April 2021, which, among other things, added 4,900,000 shares to the maximum number of shares of common stock to be issued under the plan and extended the annual automatic increases (discussed further below) until January 1, 2031 and eliminated individual grant limits that applied under the 2014 Plan to awards that were intended to comply with the exemption for “performance-based compensation” under Code Section 162(m). The maximum number of shares of common stock that may be issued under the A&R 2014 Plan was 14,353,902 as of September 30, 2026. The number of shares of common stock reserved for issuance under the A&R 2014 Plan automatically increases on January 1 of each year, beginning on January 1, 2016, and ending on and including January 1, 2031, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of the A&R 2014 Plan, on January 1, 2026, the common stock reserved for issuance under the A&R 2014 Plan automatically increased by 2,274,191 shares.
During the three and nine months ended September 30, 2026, 98,053 and 1,097,846 stock options were exercised, respectively. During the three and nine months ended September 30, 2025, 86,628 and 1,162,133 stock options were exercised, respectively.
In June 2021, the Company's stockholders approved an Employee Stock Purchase Plan (the “ESPP”), following its adoption by the Board in April 2021. The maximum number of shares of common stock that may be issued under the ESPP is 1,500,000. The first offering period under the ESPP began on October 1, 2021, and the first purchase date occurred on May 31, 2022. As of September 30, 2026, 574,770 shares have been issued under the ESPP.
In January 2023, the Board approved the 2023 Employment Inducement Award Plan (as amended, the “2023 Plan”) to make equity awards to newly hired employees as a material inducement to employment in accordance with Nasdaq Rule 5635(c)(4). The maximum number of shares of common stock that may be issued under the 2023 Plan was 4,500,000 as of September 30, 2026.
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

Stock-based compensation expense recorded under the A&R 2014 Plan, ESPP and 2023 Plan is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$209	$250	$658	$721
Selling, general and administrative	2,463	2,521	8,088	7,629
Total stock-based compensation expense	$2,672	$2,771	$8,746	$8,350
There was no stock-based compensation expense related to performance-based awards recognized during the three and nine months ended September 30, 2026, and 2025, as the probability criteria was not met.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2026, and December 31, 2025 (in thousands):

	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$7,712	$—	$—	$7,712
CVR liability	1,710	—	—	1,710
Total liabilities	$9,422	$—	$—	$9,422

Securities:
U.S. Treasury securities	$79,745	$79,745	$—	$—
Corporate bonds	68,998	—	68,998	—
Total assets	$148,743	$79,745	$68,998	$—

	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$9,575	$—	$—	$9,575
CVR liability	1,540	—	—	1,540
Total liabilities	$11,115	$—	$—	$11,115

Securities:
U.S. Treasury securities	$97,132	$97,132	$—	$—
Corporate bonds	79,352	—	79,352	—
Total assets	$176,484	$97,132	$79,352	$—
Warrants
The common stock warrant liabilities were recorded at fair value using the BSM option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the BSM option pricing model as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Risk-free interest rate	4.12% - 4.79%	3.42% - 3.67%
Volatility	58.24% - 65.51%	57.28% - 66.70%
Dividend yield	—%	—%
Expected term (years)	0.25 - 2.15	0.02 - 2.89
Weighted average fair value	$3.05	$2.38
The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Balance as of December 31, 2025	$9,575
Change in fair value measurement of warrant liabilities	127
Warrants exercised	(1,990)
Balance as of September 30, 2026	$7,712
For the nine months ended September 30, 2026, the changes in fair value of the warrant liabilities primarily resulted from changes in the discount rate and volatility.
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

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the CVRs (in thousands):

Balance as of December 31, 2025	$1,540
Change in fair value measurement of contingent consideration liabilities	170
Balance as of September 30, 2026	$1,710
For the nine months ended September 30, 2026, the changes in fair value of contingent consideration primarily resulted from changes in market data and revenue projections.
Embedded Derivative
The fair value of the embedded derivative is classified as Level 3 in the fair value hierarchy and had no value at September 30, 2026 and December 31, 2025. The liability associated with the embedded derivative represented the fair value of the mandatory redemption provision in the Credit Agreement. During the nine months ended September 30, 2026, all outstanding obligations under the Credit Agreement were paid off which represented a triggering event. The embedded derivative was then re-valued, and extinguished together with the debt (see Note E).
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
The following table provides a reconciliation of the beginning and ending balances related to the embedded derivative (in thousands):

Balance as of December 31, 2025	$—
Change in fair value measurement of embedded derivative	7,216
Extinguishments	(7,216)
Balance as of September 30, 2026	$—
For the nine months ended September 30, 2026, the changes in fair value of the embedded derivative resulted from a change in probability of a triggering event occurring.
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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted-average number of shares of common stock outstanding because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Awards under equity incentive plans	2,224,345	7,049,222	2,224,345	1,771,663
Common stock warrants	1,529,379	4,436,637	—	—
Total securities excluded from the calculation of weighted average number of shares of common stock outstanding	3,753,724	11,485,859	2,224,345	1,771,663
A reconciliation from net income (loss) to basic net income (loss) attributable to common stockholders per share of common stock and diluted net income (loss) attributable to common stockholders per share of common stock for the three and nine months ended September 30, 2026, and 2025 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic net income (loss) per share of common stock:
Net income (loss)	$19,208	$(544)	$65,850	$71,064
Earnings allocated to participating securities	(784)	—	(2,707)	(5,309)
Net income (loss) attributable to shares of common stock	18,424	(544)	63,143	65,755
Less: Dividends declared or accumulated	—	—	—	—
Undistributed net income (loss) attributable to shares of common stock, basic	18,424	(544)	63,143	65,755
Weighted-average shares of common stock outstanding	59,407	55,952	58,993	54,949
Basic net income (loss) per share of common stock	$0.31	$(0.01)	$1.07	$1.20

Diluted net income (loss) per share of common stock:
Net income (loss) attributable to shares of common stock	$18,424	$(544)	$63,143	$65,755
Plus: Fair value adjustment income related to warrant liability	(2,452)	—	—	—
Net income (loss) attributable to shares of common stock, diluted	15,972	(544)	63,143	65,755
Weighted-average number of shares of common stock outstanding	59,407	55,952	58,993	54,949
Dilutive effect of outstanding stock options (as converted to common stock)	2,325	—	2,110	1,834
Weighted-average shares of common stock outstanding, diluted	61,732	55,952	61,103	56,783
Diluted net income (loss) per share of common stock	$0.26	$(0.01)	$1.03	$1.16
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

The components of operating lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	201	205	522	612
Short-term lease cost	51	32	119	127
Variable lease cost	—	10	—	36
Less: sublease income	—	(27)	(26)	(105)
Total lease costs	$252	$220	$615	$670
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$490	$688
Operating cash flows from short-term leases	119	127

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$460	$1,115
Supplemental balance sheet information related to operating leases was as follows (in thousands, except weighted average remaining lease term and weighted average discount rate):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$1,423	$1,212

Current portion of operating lease liabilities	$626	$419
Operating lease liabilities, less current portion	602	859
Total operating lease liabilities	$1,228	$1,278

Weighted average remaining lease term	1.87	3.0

Weighted average discount rate	14.4%	13.0%
Maturities on lease liabilities were as follows (in thousands):

Year Ended December 31,
2026 (excluding the nine months ended September 30, 2026)	$189
2027	761
2028	431
2029	21
Total lease payments	1,402
Less: future interest expense	(174)
Lease liabilities	$1,228
L.    Goodwill & Intangible Assets
The Company's goodwill balance was $4.7 million as of September 30, 2026, and December 31, 2025.

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
Prior to the impairment discussed above, the OLPRUVA definite-lived intangible asset was being amortized on a straight-line basis over the OLPRUVA patent life of 13 years. Amortization expense is recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was $0.0 million and $2.6 million for the three and nine months ended September 30, 2025, respectively.
In connection with the XOMA License Agreement, a regulatory milestone payment of $6.0 million was due to XOMA upon approval of MIPLYFFA in the United States, which the Company paid in October 2024. This definite-lived intangible asset is amortized on a straight-line basis over the MIPLYFFA patent life of approximately five years and is reviewed periodically for impairment. Amortization expense is recorded as intangible asset amortization in the unaudited condensed consolidated statements of operations and was $0.3 million for the three months ended September 30, 2026, and 2025, respectively. Amortization expense was $0.9 million for the nine months ended September 30, 2026, and 2025, respectively.
For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to September 30, 2026, is expected to be as follows (in thousands):

2026 (excluding the nine months ended September 30, 2026)	$316
2027	1,263
2028	1,263
2029	632
2030	—

As of September 30, 2026, and December 31, 2025, non-amortizable intangible assets include IPR&D of $2.0 million.
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
As of September 30, 2026, and December 31, 2025, no accruals were made related to commitments and contingencies.
N.    Subsequent Events
The Company evaluated events and transactions occurring subsequent to September 30, 2026, through November 3, 2026, the date the accompanying unaudited condensed consolidated financial statements were issued.
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
Overview
We are a commercial-stage company with a late-stage pipeline committed to redefining what is possible in bringing life-changing therapeutics to people living with rare diseases. We are focused on broadening access through geographic expansion opportunities, progressing our pipeline toward key milestones, and delivering meaningful therapeutics. Our vision is realized through disciplined execution of our strategic plan and our core values — patient centricity, integrity, accountability, innovation, and courage — which guide our efforts to deliver long-term value. The commercialization of our lead product, MIPLYFFA (arimoclomol), marketed in the United States for Niemann-Pick disease type C ("NPC"), a rare, progressive neurodegenerative disorder, provides a strong corporate foundation and demonstrates our ability to advance therapies from development to market.
In February 2023, we changed our name to Zevra Therapeutics, Inc. Zevra is the Greek word for zebra, which is the internationally recognized symbol for rare disease. This name reflects our intense focus and dedication to developing transformational, patient-focused therapies for rare diseases with limited or no treatment options available, or treatment areas with significant unmet needs.
Our strategic plan is focused on transforming Zevra into a leading rare-disease company. We are prioritizing the commercialization and global expansion of MIPLYFFA, while OLPRUVA remains commercially available. We are also advancing the development of our clinical stage asset, celiprolol, and plan to further expand our pipeline through inorganic growth. We intend to become the preferred partner for assets that we believe will allow us to leverage the expertise and infrastructure that we have built to help mitigate risk and enhance our probability of success.
On September 20, 2024, the U.S. Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for MIPLYFFA, for use in combination with miglustat for the treatment of neurological manifestations of NPC in adult and pediatric patients two years of age and older, and MIPLYFFA became commercially available for dispense in the United States in November 2024. In connection with this approval, we received a transferable rare pediatric disease priority review voucher (“PRV”). On April 1, 2025, we consummated the sale of the PRV, resulting in net proceeds of $148.3 million to us. Arimoclomol has also been granted orphan medicinal product designation for the treatment of NPC by the European Commission. We are pursuing regulatory approval of arimoclomol in Europe and filed a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) in July 2025. In July 2026, we announced that the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a negative opinion regarding the MAA. Under European regulatory procedures, we have requested a re-examination of the CHMP opinion.
On November 17, 2023, we completed the acquisition of Acer Therapeutics, Inc. (“Acer”), pursuant to which Acer became a wholly-owned subsidiary of Zevra. This included the acquisition of OLPRUVA (sodium phenylbutyrate) for oral suspension, which was approved by the FDA on December 22, 2022, for the treatment of certain urea cycle disorders (“UCDs”). In addition, we acquired Acer's pipeline of investigational product candidates, including celiprolol for the treatment of Vascular Ehlers-Danlos syndrome (VEDS) in patients with a confirmed type III collagen (COL3A1) mutation.
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
While we have recently had several quarters of positive net cash flows from operations, we previously had recurring negative net operating cash flows, and we cannot guarantee that we can continue to generate positive net cash flows from operations. Net cash provided by (used in) operating activities for the nine months ended September 30, 2026, and 2025, was $33.2 million and $(7.1)

million, respectively. We expect to continue to incur significant expenses and minimal positive net cash flows from operations or negative net cash flows from operations for the near future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will fluctuate substantially as we:
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
MIPLYFFA
NPC is an ultra-rare and progressive neurodegenerative disease characterized by an inability of the body to transport cholesterol and lipids inside of cells. Symptoms of NPC include a progressive impairment of mobility, cognition, speech, and swallowing, often culminating in premature death. The incidence of NPC is estimated to be one in 100,000 to 130,000 live births. We estimate that there are approximately 2,000 individuals with NPC in the United States and Europe combined, of which approximately 900 are in the United States and 1,100 are in Europe, where there is a mature market with an approved treatment available for NPC. Of this estimated population, approximately 300 to 350 people have been diagnosed in the United States. NPC is clinically heterogeneous, with significant variability in symptom presentation and rate of progression. Although it has traditionally been considered a pediatric disease due to its genetic origins, nearly half of the people treated with MIPLYFFA are adults. Low diagnostic rates may affect the number of potential patients, and we believe that the availability of treatment options in the United States could increase awareness of the disease and assist in more accurately identifying patients.

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
In June 2026, Zevra published positive results of an open-label pediatric substudy in the peer reviewed journal Molecular Genetics and Metabolism Reports. This multicenter substudy evaluated arimoclomol, in addition to concomitant miglustat, in patients with a confirmed diagnosis of NPC1 or NPC2 aged 6 to <24 months at study enrollment over up to 36 months of treatment. In the five patients enrolled, arimoclomol was generally well tolerated, with no new safety signals, and pharmacokinetic results were consistent with older pediatric populations. Developmental assessments showed variable delays, reflecting underlying phenotypic heterogeneity. Although limited by small sample size, the study provides preliminary evidence supporting initiation of MIPLYFFA in this age group.
As of September 30, 2026, there were a total of 197 enrollments to receive MIPLYFFA. For MIPLYFFA, an enrollment is a prescription submitted to our specialty pharmacy, initiating the benefits investigation process to determine reimbursement and can lead to a 30-day paid dispense of MIPLYFFA. Our commercial plans focus on raising awareness among people who are living with NPC that are diagnosed and untreated, or undiagnosed.
To commercialize MIPLYFFA in the United States, we have built in-house capabilities, and have arrangements with third parties, to perform marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities. Zevra holds global rights to develop and commercialize MIPLYFFA.
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
In the fourth quarter of 2023, we began generating revenue from the sale of OLPRUVA in the United States. Zevra has a partnership with Relief Therapeutics SA (“Relief”), which has rights to commercialize OLPRUVA in various European countries, if approved. For the three and nine months ended September 30, 2026, we had $0.2 million and $0.7 million in revenue, respectively, from sales of OLPRUVA. We have made the decision to scale back our sales and marketing efforts for OLPRUVA as we evaluate the path forward and weigh strategic alternatives.
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
In July 2022, Acer initiated enrollment in a Phase 3 long-term event-driven clinical trial designed based on the discussions from the May 2021 Type B meeting with the FDA, also known as the DiSCOVER trial. The DiSCOVER trial intends to enroll 150 VEDS patients, with 100 patients receiving celiprolol and 50 patients receiving placebo. Recruitment in the Phase-3 trial was restarted mid-2024, and the trial has 72 enrolled participants as of September 30, 2026. We believe that celiprolol could address significant unmet needs, as there are currently no approved treatments for VEDS in the U.S. We have implemented a broad recruitment drive focusing on collaborating with medical clinics where most patients are being managed. In parallel, we actively engaged the FDA in a Type C meeting in the first quarter of 2026 to discuss regulatory options to potentially accelerate the development program and plan to continue the dialogue with regulators going forward with a follow-up meeting in the fourth quarter of 2026.
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
•Evidence of efficacy in Europe and extensive clinical experience from multiple trials. Celiprolol has become the primary treatment for VEDS patients in several European countries. BBEST Clinical Trial data showed 76% reduction in risk of arterial events observed in COL3A1+ subpopulation, with additional data from a long-term observational study in France.
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

Results of Operations
Comparison of the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Period-to-
	2026	2025	Period Change
Revenue, net	$37,756	$26,063	$11,693
Cost of product revenue (excluding $315 and $315 in intangible asset amortization for the three months ended September 30, 2026, and 2025, respectively, shown separately below)	(1,794)	(1,238)	556
Intangible asset amortization	(315)	(315)	—
Impairment of intangible assets	—	—	—
Operating expenses:
Research and development	(4,937)	(3,432)	1,505
Selling, general and administrative	(19,130)	(16,935)	2,195
Total operating expenses	(24,067)	(20,367)	3,700
Income from operations	11,580	4,143	7,437
Other income (expense):
Interest expense	—	(2,051)	2,051
Fair value adjustment related to warrant and CVR liability	5,143	(5,506)	10,649
Fair value adjustment related to investments	(39)	124	(163)
Interest and other income, net	3,034	2,313	721
Total other income (expense)	8,138	(5,120)	13,258
Income (loss) before income taxes	19,718	(977)	20,695
Income tax (expense) benefit	(510)	433	(943)
Net income (loss)	$19,208	$(544)	19,752
Net Income (Loss)
Net income for the three months ended September 30, 2026, was $19.2 million, compared to a net loss of $0.5 million for the three months ended September 30, 2025, an increase to net income of $19.8 million. The increase was primarily attributable to an increase in revenue of $11.7 million, an increase in fair value adjustment related to warrant and CVR liability of $10.6 million, an increase in interest and other income, net, of $0.7 million, and a decrease in interest expense of $2.1 million, partially offset by a decrease in tax benefit of $0.9 million.
Revenue, net
Revenue for the three months ended September 30, 2026, was $37.8 million, compared to revenue of $26.1 million for the three months ended September 30, 2025, an increase of $11.7 million. The increase was primarily attributable to an increase in product sales of MIPLYFFA of $11.6 million.
Cost of product revenue
Cost of product revenue for the three months ended September 30, 2026, was $1.8 million, an increase of $0.6 million compared to cost of product revenue of $1.2 million for the three months ended September 30, 2025. The increase was primarily due to an increase in royalty costs related to increased product sales of MIPLYFFA.
Intangible asset amortization
Intangible asset amortization for the three months ended September 30, 2026, of $0.3 million was consistent when compared to intangible asset amortization of $0.3 million for the three months ended September 30, 2025.

Research and development
Research and development expenses increased by $1.5 million, from $3.4 million for the three months ended September 30, 2025, to $4.9 million for the three months ended September 30, 2026. This increase was due primarily to our ongoing arimoclomol efforts and our continued investment in the celiprolol development program.
Selling, general and administrative
Selling, general and administrative expenses increased by approximately $2.2 million, from $16.9 million for the three months ended September 30, 2025, to $19.1 million for the three months ended September 30, 2026. This increase was primarily due to commercial related costs.
Other income (expense)
Other income (expense) increased from $5.1 million of expense for the three months ended September 30, 2025, to $8.1 million of income for the three months ended September 30, 2026. The increase in income was primarily attributable to an increase in fair value adjustment related to warrant and CVR liability of $10.6 million, a decrease in interest expense of $2.1 million, and an increase in interest and other income, net, of $0.7 million,
Income tax (expense) benefit

Income tax (expense) benefit increased by $0.9 million, from $0.4 million benefit for the three months ended September 30, 2025, to $0.5 million expense for the three months ended September 30, 2026, due to the tax provision associated with increased income in the current quarter.

Results of Operations
Comparison of the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,		Period-to-
	2026	2025	Period Change
Revenue, net	$113,639	$72,345	$41,294
Cost of product revenue (excluding $947 and $3,546 in intangible asset amortization for the nine months ended September 30, 2026, and 2025, respectively, shown separately below)	(5,216)	(14,962)	(9,746)
Intangible asset amortization	(947)	(3,546)	(2,599)
Impairment of intangible assets	—	(58,710)	(58,710)
Gain on sale of future royalties, intellectual property, and other assets, net	43,314	—	43,314
Operating expenses:
Research and development	(13,815)	(10,123)	3,692
Selling, general and administrative	(56,472)	(57,262)	(790)
Total operating expenses	(70,287)	(67,385)	2,902
Income (loss) from operations	80,503	(72,258)	152,761
Other (expense) income:
Gain on sale of PRV	—	148,325	(148,325)
Loss on extinguishment of debt	(2,756)	—	(2,756)
Loss on derivative liability	(7,216)	—	(7,216)
Interest expense	(1,711)	(6,029)	4,318
Fair value adjustment related to warrant and CVR liability	(297)	(1,379)	1,082
Fair value adjustment related to investments	(395)	119	(514)
Interest and other income, net	9,189	5,234	3,955
Total other (expense) income	(3,186)	146,270	(149,456)
Income before income taxes	77,317	74,012	3,305
Income tax expense	(11,467)	(2,948)	(8,519)
Net income	$65,850	$71,064	$(5,214)
Net income
Net income for the nine months ended September 30, 2026, was $65.9 million, and was comprised of revenue of $113.6 million, a gain on sale of future royalties, intellectual property, and other assets, net, of $43.3 million under the Commave Settlement Agreement, interest and other income, net of $9.2 million, partially offset by cost of product revenue of $5.2 million, intangible asset amortization of $0.9 million, research and development expense of $13.8 million, selling, general and administrative costs of $56.5 million, loss on derivative liability of $7.2 million, loss on extinguishment of debt of $2.8 million, interest expense of $1.7 million, fair value adjustments of $0.7 million and income tax expense of $11.5 million.
Net income for the nine months ended September 30, 2025 was $71.1 million, and was comprised of revenue of $72.3 million, a gain on sale of PRV of $148.3 million, interest and other income, net of $5.2 million, partially offset by cost of product revenue of $15.0 million (including inventory obsolescence charges of $11.7 million), intangible asset amortization of $3.5 million, impairment of intangible assets of $58.7 million, research and development of $10.1 million, selling, general and administrative costs of $57.3 million, interest expense of $6.0 million, fair value adjustments of $1.3 million and income tax expense of $2.9 million.
Revenue, net
Revenue for the nine months ended September 30, 2026, was $113.6 million, compared to revenue of $72.3 million for the nine months ended September 30, 2025, an increase of $41.3 million. The increase was primarily attributable to an increase in revenues under the global EAP of $15.4 million and an increase in product sales of MIPLYFFA of $27.9 million, partially offset by a decrease in royalty revenue of $1.9 million.

Cost of product revenue
Cost of product revenue for the nine months ended September 30, 2026, was $5.2 million, a decrease of $9.7 million compared to cost of product revenue of $15.0 million for the nine months ended September 30, 2025. The decrease was primarily due to a decrease in the write-down of unsaleable inventory, partially offset by an increase in royalty costs related to increased product sales of MIPLYFFA.
Intangible asset amortization
Intangible asset amortization for the nine months ended September 30, 2026, was $0.9 million, a decrease of $2.6 million compared to intangible asset amortization of $3.5 million for the nine months ended September 30, 2025. The decrease was a result of definite-lived intangible assets acquired in the acquisition of Acer no longer being amortized as a result of the impairment recorded as of and for the period ended June 30, 2025.
Research and development
Research and development expenses increased by $3.7 million, from $10.1 million for the nine months ended September 30, 2025, to $13.8 million for the nine months ended September 30, 2026. This increase was primarily driven by an increase in spending for ongoing arimoclomol research and development efforts and the celiprolol Phase 3 study.
Selling, general and administrative
Selling, general and administrative expenses decreased by approximately $0.8 million, from $57.3 million for the nine months ended September 30, 2025, to $56.5 million for the nine months ended September 30, 2026. This decrease was primarily related to a decrease in third party spending and professional fees, partially offset by an increase in personnel related costs.
Other (expense) income
Other expense for the nine months ended September 30, 2026 was $3.2 million and consisted of a loss on extinguishment of debt of $2.8 million, loss on derivative liability of $7.2 million, interest expense of $1.7 million, and fair value adjustments of $0.7 million, partially offset by interest and other income, net of $9.2 million.
Other income for the nine months ended September 30, 2025 was $146.3 million and was attributable to a gain on sale of PRV of $148.3 million, interest and other income, net of $5.2 million, partially offset by interest expense of $6.0 million, and fair value adjustments of $1.3 million.
Income tax expense

Income tax expense increased by $8.5 million, from $2.9 million for the nine months ended September 30, 2025, to $11.5 million for the nine months ended September 30, 2026, due to the tax provision associated with increased income in the current period excluding the gain on sale of PRV for which income tax expense was recognized in the fourth quarter of 2024.
Liquidity and Capital Resources
Sources of Liquidity
Through September 30, 2026, we have funded our research and development and operating activities primarily through the issuance of debt and equity and from product sales of MIPLYFFA and OLPRUVA, reimbursements received under the global EAP, royalties or net sales milestone payments generated under the AZSTARYS License Agreement, payments received under the Commave Settlement Agreement, our PRV sale consummated on April 1, 2025, and consulting agreements. As of September 30, 2026, we had cash, cash equivalents and investments of $270.9 million.
While we have recently had several quarters of positive net cash flows from operations, we cannot guarantee that we can continue to generate positive net cash flows from operations. We expect that our sources of revenue will be from product sales of approved products, product reimbursements received under the global EAP, and any other future arrangements related to one or more of our products or product candidates.
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
2024 ATM Agreement
On July 12, 2024, we entered into an equity distribution agreement (the “2024 ATM Agreement”) with Citizens JMP Securities LLC (“Citizens JMP”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million through Citizens JMP as our sales agent. The issuance and sale, if any, of common stock by us under the 2024 ATM Agreement will be made pursuant to the June 2024 Registration Statement, the accompanying prospectus, and the related prospectus supplement dated July 12, 2024. Citizens JMP may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. Citizens JMP will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Citizens JMP a commission equal to 3.0% in the aggregate of the gross sales proceeds of any common stock sold through Citizens JMP under the 2024 ATM Agreement. As of September 30, 2026, no shares have been issued or sold under the 2024 ATM Agreement.
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
On March 12, 2026, we repaid in full all outstanding obligations under the Credit Agreement. As of the date of repayment, the aggregate principal amount outstanding under the Credit Agreement was approximately $63.1 million (which includes accrued paid-in-kind interest of approximately $3.1 million), plus accrued and unpaid cash interest of $1.4 million. Under the terms of the Credit Agreement, we were also required to pay a final payment premium of $1.8 million, a make-whole amount and prepayment premium of $7.2 million and legal fees of approximately $0.1 million. The Term Loans were secured by a first priority perfected lien on, and security interest in, substantially all current and future assets of ours and certain subsidiaries that were guarantors thereunder. Upon repayment, the Credit Agreement and all related loan documents were terminated, and all liens and security interests granted thereunder were released. We recognized a loss on extinguishment of debt of $2.8 million in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2026.

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2026, and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$33,221	$(7,114)
Net cash provided by investing activities	76,218	17,900
Net cash (used in) provided by financing activities	(49,668)	9,518
Effect of exchange rate changes on cash and cash equivalents	(29)	350
Net increase in cash and cash equivalents	$59,742	$20,654
Operating Activities
For the nine months ended September 30, 2026, net cash provided by operating activities of $33.2 million consisted of net income of $65.9 million, in addition to changes in working capital of $4.3 million, partially offset by $36.9 million in adjustments for non-cash items. Net income was primarily attributable to income generated under the Commave Settlement Agreement, as well as revenue received from approved product sales, and reimbursements received under the global EAP. This income was partially offset by ongoing operating expenses to support our commercial organization and the resulting gain from the Commave Settlement Agreement, as well as the debt payoff. In addition to the aforementioned transactions, the adjustments for non-cash items primarily consisted of income tax expense of $5.6 million, stock-based compensation expense of $8.7 million, fair value adjustment related to warrant and CVR liability of $0.3 million and a gain on foreign currency exchange rates of $2.7 million.
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
Investing Activities
For the nine months ended September 30, 2026, net cash provided by investing activities was $76.2 million, which was primarily attributable to sales and maturities of investments of $188.2 million and sale of future royalties, intellectual property, and other assets, net, of $48.9 million, partially offset by $160.4 million in investment purchases.
For the nine months ended September 30, 2025, net cash provided by investing activities was $17.9 million, which was primarily attributable to proceeds from the sale of the PRV of $150.0 million and maturities of investments of $91.0 million, partially offset by $222.8 million in purchases of investments.
Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities was $49.7 million, which was primarily attributable to the repayment of debt of $60.1 million and the payments for employee taxes related to stock awards of $1.5 million, partially offset by proceeds from the issuance of stock for warrants exercised of $9.2 million and proceeds from issuance of common stock for options exercised of $2.3 million.
For the nine months ended September 30, 2025, net cash provided by financing activities was $9.5 million, which was primarily attributable to proceeds from the issuance of stock for warrants exercised of $6.0 million and options exercised or RSUs vested of $3.5 million.
Future Funding Requirements
We believe our available cash, cash equivalents and investments, together with our ability to generate operating cash flow, are sufficient to fund our existing and planned capital requirements for at least the next twelve months and the foreseeable future.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 30, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(c)Insider Trading Arrangements and Policies.
During the three months ended September 30, 2026, no director or officer of Zevra adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Zevra Therapeutics, Inc.

Date:	November 3, 2026	By:	/s/ Neil F. McFarlane
Neil F. McFarlane
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ Justin Renz
Justin Renz
Chief Financial Officer and Treasurer (Principal Financial Officer)